Form 10-Q
period 2015-06-30
Planet Fitness, Inc.
filed 2015-09-02
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37534

PLANET FITNESS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3942097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 Fox Run Road, Newington, NH 03801

(Address of Principal Executive Offices and Zip Code)

(603) 750-0001

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 2, 2015 there were 36,597,985 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 62,111,755 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

PLANET FITNESS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	future financial position;

•	business strategy;

•	budgets, projected costs and plans;

•	future industry growth;

•	financing sources;

•	the impact of litigation, government inquiries and investigations; and

•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;

•	risks relating to damage to our brand and reputation;

•	our ability to successfully implement our growth strategy;

•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems;

•	our and our franchisees’ ability to attract and retain members;

•	the high level of competition in the health club industry generally;

•	our reliance on a limited number of vendors, suppliers and other third-party service providers;

•	the substantial indebtedness of our subsidiary, Planet Fitness Holdings, LLC;

•	risks relating to our corporate structure and tax receivable agreements; and

•	the other factors identified under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-205141) and other filings we make with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Planet Fitness, Inc.

Balance sheets

(Unaudited)

	June 30,	March 16,
	2015	2015
Assets	$1	$1

Commitments and Continginences

Stockholders’ Equity
Common Stock, par value $0.01 per share 1,000 shares authorized, 100 shares issued and outstanding	1	1

Total equity	1	1

Total liabilities and equity	$1	$1

See accompanying notes to balance sheets.

Planet Fitness, Inc.

Notes to balance sheets

(Unaudited)

(1) Organization

Planet Fitness, Inc. (the “Corporation”) was formed as a Delaware corporation on March 16, 2015. The Corporation was formed for the purpose of completing an initial public offering (the “IPO”) and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (the “Company”). As of August 5, 2015, in connection with the Reclassification transaction discussed below, the Corporation became the sole managing member and holder of 100% of the voting power of the Company. The Company owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Corporation, the Company and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations, assets, or liabilities.

As described in more detail in Note 4, on August 11, 2015, the Corporation completed an IPO pursuant to which the Corporation and selling stockholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. The Corporation received $156.9 million in proceeds, net of underwriting discounts and commissions, which were used to purchase limited liability company units (“Holdings Units”) from existing holders (“Continuing LLC Owners”) of interests in the Company, at a purchase price per unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions.

Subsequent to the IPO and the related recapitalization transactions described in Note 4, we are a holding company and our principal asset is a controlling equity interest in the Company. As the sole managing member of the Company, we operate and control all of the business and affairs of the Company, and through the Company and its subsidiaries, conduct our business. As a result, beginning in the third quarter of 2015, we will consolidate the Company’s financial results and report a non-controlling interest related to the portion of Holdings Units not owned by us.

(2) Summary of significant accounting policies

Basis of Accounting

The balance sheet as of June 30, 2015 is unaudited. The balance sheets have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented in the financial statements because there have been no activities in this entity since its inception through June 30, 2015. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 16, 2015 and related notes included in our final prospectus for the Corporation’s IPO dated August 6, 2015 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

(3) Stockholders’ equity

As of June 30, 2015, the Corporation was authorized to issue 1,000 shares of Common Stock, par value $0.01 per share, 100 shares of which were issued and outstanding at June 30, 2015 and March 16, 2015.

(4) Subsequent events

The recapitalization transactions

We refer to the Merger, Reclassification and entry into the Exchange agreement, each as described below, as the “recapitalization transactions.” The Merger was effected pursuant to a merger agreement by and among the Corporation and Planet Fitness Holdings, L.P. and the recapitalization transactions were effected pursuant to a recapitalization agreement by and among the Corporation, the Company, the Continuing LLC Owners and holders of interests in Planet Fitness Holdings, L.P. (“Direct TSG Investors”).

Planet Fitness, Inc.

Notes to balance sheets

(Unaudited)

Merger

Prior to the Merger, the Direct TSG Investors held interests in Planet Fitness Holdings, L.P., a predecessor entity to the Corporation that held indirect interests in the Company. Planet Fitness Holdings, L.P. was formed in October 2014 and had no material assets, liabilities or operations, other than as a holding company owning indirect interests in the Company. The Direct TSG Investors consist of investment funds affiliated with TSG Consumer Partners, LLC (“TSG”). Pursuant to a merger agreement dated June 22, 2015, upon the pricing of the IPO, Planet Fitness Holdings, L.P. merged with and into the Corporation, and the interests in Planet Fitness Holdings, L.P. held by the Direct TSG Investors were converted into 26,106,930 shares of Class A common stock of the Corporation. We refer to this as the “Merger.” All shares of Class A common stock have both voting and economic rights in Planet Fitness, Inc.

The Merger was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Reclassification

The equity interests of the Company previously consisted of three different classes of limited liability company units (Class M, Class T and Class O). Prior to the completion of the IPO, the limited liability company agreement of the Company was amended and restated to, among other things, modify its capital structure to create a single new class of units, the Holdings Units. We refer to this capital structure modification as the “Reclassification.”

The Direct TSG Investors’ indirect interest in the Company was held through Planet Fitness Holdings, L.P. As a result, following the Merger, in which Planet Fitness Holdings, L.P. merged with and into the Corporation, the Direct TSG Investors’ indirect interests in the Company are held through the Corporation. Therefore, the Holdings Units received in the Reclassification were allocated to: (1) the Continuing LLC Owners based on their existing interests in the Company; and (2) the Corporation to the extent of the Direct TSG Investors’ indirect interest in the Company. The number of Holdings Units allocated to the Corporation in the Reclassification was equal to the number of shares of Class A common stock that the Direct TSG Investors received in the Merger (on a one-for-one basis).

The Reclassification was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Following the Merger and the Reclassification, the Corporation issued to Continuing LLC Owners 72,602,810 shares of Class B common stock, one share of Class B common stock for each Holdings Unit they held. The shares of Class B common stock have no rights to dividends or distributions, whether in cash or stock, but entitle the holder to one vote per share on matters presented to stockholders of the Corporation. Holdings Units are held by the Continuing LLC Owners and by the Corporation. The Continuing LLC Owners consist of investment funds affiliated with TSG and certain employees and directors.

Pursuant to the LLC agreement that went into effect at the time of the Reclassification (“New LLC Agreement”), the Corporation was designated as the sole managing member of the Company. Accordingly, the Corporation has the right to determine when distributions will be made by the Company to its members and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If the Corporation authorizes a distribution by the Company, the distribution will be made to the members of the Company pro rata in accordance with the percentages of their respective Holdings Units.

The holders of Holdings Units will incur U.S. federal, state and local income taxes on their allocable share of any taxable income of the Company (as calculated pursuant to the New LLC Agreement). Net profits and net losses of the Company will generally be allocated to its members pursuant to the New LLC Agreement pro rata in accordance with the percentages of their respective

Planet Fitness, Inc.

Notes to balance sheets

(Unaudited)

Holdings Units. The New LLC Agreement will provide for cash distributions to the holders of Holdings Units for purposes of funding their tax obligations in respect of the income of the Company that is allocated to them, to the extent other distributions from the Company for the relevant year have been insufficient to cover such liability. Generally, these tax distributions will be computed based on the taxable income of the Company allocable to the holders of Holdings Units multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual or corporation resident in San Francisco, California (taking into account the non-deductibility of certain expenses and the character of our income).

Exchange agreement

Following the Merger and the Reclassification, the Corporation and the Continuing LLC Owners entered into an exchange agreement under which the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. As a Continuing LLC Owner exchanges Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock, the number of Holdings Units held by the Corporation will be correspondingly increased as it acquires the exchanged Holdings Units and cancels a corresponding number of shares of Class B common stock.

Offering transactions

In connection with the completion of the IPO on August 11, 2015, in order to facilitate the disposition of equity interests in the Company held by Continuing LLC Owners affiliated with TSG, the Corporation used the net proceeds received to purchase issued and outstanding Holdings Units from these Continuing LLC Owners that they received in the Reclassification. In connection with the IPO, the Corporation purchased 10,491,055 issued and outstanding Holdings Units from these Continuing LLC Owners for an aggregate of $156.9 million. As such, the Corporation acquired a minority equity percentage of the Holdings Units held by the Continuing LLC Owners issued to them in the Reclassification, which is in addition to the 26,106,930 Holdings Units that the Corporation acquired in the Reclassification on a one-for-one basis in relation to the number of shares of Class A common stock issued to the Direct TSG Investors in the Merger. Accordingly, following the IPO, the Corporation holds 36,597,985 Holdings Units that is equal to the number of shares of Class A common stock that were issued to the Direct TSG Investors and investors in the IPO. The Direct TSG Investors, who did not receive Holdings Units in the Reclassification but received shares of Class A common stock in the Merger, sold 5,033,945 shares of Class A common stock in the IPO as selling stockholders. All expenses of the IPO, other than underwriter discounts and commissions, were borne by the Company or reimbursed by the Company to the Corporation.

As a result of the recapitalization transactions and the offering transactions, upon completion of the IPO:

•	the investors in the IPO collectively own 15,525,000 shares of our Class A common, representing 15.7% of the voting power in the Corporation and, through the Corporation, 15.7% of the economic interest in the Company;

•	the Direct TSG Investors own 21,072,985 shares of our Class A common stock, representing 21.4% of the voting power in the Corporation and, through the Corporation, 21.4% of the economic interest in the Company; and

•	the Continuing LLC Owners collectively hold 62,111,755 Holdings Units, representing 62.9% of the economic interest in the Company and 62,111,755 shares of our Class B common stock, representing 62.9% of the voting power in the Corporation.

Tax receivable agreements

The Corporation’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of our Class A common stock (or cash) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Corporation entered into two tax receivable agreements. Under the first of those agreements, the Corporation

Planet Fitness, Inc.

Notes to balance sheets

(Unaudited)

generally is required to pay to the Continuing LLC Owners 85% of the applicable cash savings, if any, in U.S. federal and state income tax that the Corporation is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Corporation (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Corporation generally is required to pay to the Direct TSG Investors 85% of the amount of cash savings, if any, that the Corporation is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Corporation, which resulted from the Direct TSG Investors’ purchase of interests in the Company in 2012, and certain other tax benefits. Under both agreements, the Corporation generally retains the benefit of the remaining 15% of the applicable tax savings.

Pla-Fit Holdings, LLC and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$32,148	$43,291
Accounts receivable, net of allowance for bad debts of $945 and $399 at June 30, 2015 and December 31, 2014, respectively	11,374	19,275
Due from related parties	644	1,141
Inventory	767	3,012
Restricted assets – NAF (note 5)	1,696	—
Other current assets	7,398	8,599

Total current assets	54,027	75,318
Property and equipment, net	51,901	49,579
Intangible assets, net	284,390	295,162
Goodwill	176,981	176,981
Other assets, net	12,391	12,236

Total assets	$579,690	$609,276

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$5,100	$3,900
Accounts payable	11,754	26,738
Accrued expenses	9,804	8,494
Current maturities of obligations under capital leases	143	376
Equipment deposits	2,805	6,675
Restricted liabilities – NAF (note 5)	1,696	—
Deferred revenue, current	17,797	14,549
Other current liabilities	148	153

Total current liabilities	49,247	60,885

Long-term debt, net of current maturities	499,725	383,175
Obligations under capital leases, net of current portion	21	45
Deferred rent, net of current portion	4,291	3,012
Deferred revenue, net of current portion	9,308	9,330
Deferred tax liabilities – non current	696	606
Other liabilities	482	474

Total noncurrent liabilities	514,523	396,642

Commitments and contingencies (note 13)
Equity:
Members’ equity	10,994	146,156
Accumulated other comprehensive income (loss)	(1,529)	(636)

Total equity attributable to Pla-Fit Holdings, LLC	9,465	145,520
Noncontrolling interests in variable interest entities	6,455	6,229

Total equity	15,920	151,749

Total liabilities and equity	$579,690	$609,276

See accompanying notes to condensed consolidated financial statements.

Pla-Fit Holdings, LLC and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Franchise	$18,691	$15,364	$35,658	$27,825
Commission income	3,188	3,063	7,978	7,102
Corporate-owned stores	24,975	22,428	48,521	40,131
Equipment	32,099	21,842	63,718	45,233

Total revenue	78,953	62,697	155,875	120,291

Operating costs and expenses:
Cost of revenue	25,300	18,449	51,246	37,674
Store operations	14,708	12,942	29,049	23,324
Selling, general and administrative	12,354	8,094	26,492	14,714
Depreciation and amortization	7,983	8,507	16,184	15,043
Other (gain) loss	(61)	—	(67)	1,293

Total operating costs and expenses	60,284	47,992	122,904	92,048

Income from operations	18,669	14,705	32,971	28,243

Other expense, net:
Interest expense, net	(6,560)	(5,046)	(11,316)	(11,608)
Other expense	(76)	(263)	(812)	(642)

Total other expense, net	(6,636)	(5,309)	(12,128)	(12,250)

Income before income taxes	12,033	9,396	20,843	15,993
Provision for income taxes	419	446	691	784

Net income	11,614	8,950	20,152	15,209
Less net income attributable to noncontrolling interests	113	109	226	318

Net income attributable to Pla-Fit Holdings, LLC	$11,501	$8,841	$19,926	$14,891

See accompanying notes to condensed consolidated financial statements.

Pla-Fit Holdings, LLC and subsidiaries

Condensed consolidated statements of comprehensive income

(Unaudited)

(Amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$11,614	$8,950	$20,152	$15,209
Other comprehensive loss, net:
Losses on interest rate swaps	—	—	—	(92)
Unrealized loss on interest rate cap	(161)	—	(940)	—
Foreign currency translation adjustments	(54)	(3)	47	(3)

Total other comprehensive loss, net	(215)	(3)	(893)	(95)

Total comprehensive income including noncontrolling interests	11,399	8,947	19,259	15,114
Less: total comprehensive income attributable to noncontrolling interests	113	109	226	318

Total comprehensive income attributable to Pla-Fit Holdings, LLC	$11,286	$8,838	$19,033	$14,796

See accompanying notes to condensed consolidated financial statements.

Pla-Fit Holdings, LLC and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,152	$15,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,184	15,043
Amortization of deferred financing costs	686	690
Amortization of favorable leases and asset retirement obligations	235	163
Deferred tax benefit	21	2
Provision for bad debts	546	37
Gain on disposal of property and equipment	(67)	—
Unrealized gain on interest rate swaps	—	(139)
Loss on extinguishment of debt	—	4,697
Changes in operating assets and liabilities, excluding effects of acquisitions and dispositions:
State income taxes	431	(1,530)
Accounts receivable	7,352	8,280
Notes receivable and due from related parties	1,958	1,293
Inventory	2,245	671
Other assets and other current assets	(587)	(181)
Accounts payable and accrued expenses	(13,164)	(16,587)
Other liabilities and other current liabilities	42	(101)
Equipment deposits	(3,870)	2,164
Deferred revenue	3,230	1,864
Deferred rent	1,242	662

Net cash provided by operating activities	36,636	32,237

Cash flows from investing activities:
Additions to property and equipment	(8,538)	(3,808)
Acquisition of franchises	—	(38,638)
Proceeds from sale of property and equipment	67	—

Net cash used in investing activities	(8,471)	(42,446)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	120,000	390,000
Principal payments on capital lease obligations	(258)	(800)
Repayment of long-term debt	(2,250)	(183,850)
Payment of deferred financing and other debt-related costs	(1,698)	(7,785)
Distributions to variable interest entities	—	(358)
Distributions to members	(155,088)	(186,970)

Net cash (used in) provided by financing activities	(39,294)	10,237
Effects of exchange rate changes on cash and cash equivalents	(14)	3

Net (decrease) increase in cash and cash equivalents	(11,143)	31
Cash and cash equivalents, beginning of period	43,291	31,267

Cash and cash equivalents, end of period	$32,148	$31,298

Supplemental cash flow information:
Net cash paid for income taxes	$288	$932
Cash paid for interest	$10,826	$7,294
Non-cash investing activities:
Non-cash consideration for acquisition of franchises	$—	$3,000

See accompanying notes to condensed consolidated financial statements.

Pla-Fit Holdings, LLC and subsidiaries

Condensed consolidated statement of changes in equity

(Unaudited)

(Amounts in thousands)

	Members’ equity	Accumulated other comprehensive loss	Noncontrolling interests in variable interest entities	Total equity
Balance at December 31, 2014	$146,156	$(636)	$6,229	$151,749
Net income	19,926	—	226	20,152
Other comprehensive loss	—	(893)	—	(893)
Distributions to members	(155,088)	—	—	(155,088)

Balance at June 30, 2015	$10,994	$(1,529)	$6,455	$15,920

See accompanying notes to condensed consolidated financial statements.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(1) Business organization

Pla-Fit Holdings, LLC (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 7.2 million members and 1,014 owned and franchised locations (referred to as stores) in 47 states, Puerto Rico and Canada as of June 30, 2015.

The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name.

•	Owning and operating fitness centers under the Planet Fitness trade name.

•	Selling fitness-related equipment to franchisee-owned stores.

The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”) and PF Melville LLC (“PF Melville”) based on the determination that the Company is the primary beneficiary with respect to these variable interest entities (“VIEs”). These entities are real estate holding companies that derive a majority of their financial support from the Company through lease agreements.

Planet Fitness, Inc. (the “Corporation”) was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of the Company and its subsidiaries. The Company owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC. With respect to the Corporation, the Company and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations, assets, or liabilities.

On August 11, 2015, the Corporation completed an initial public offering (“IPO”) pursuant to which the Corporation and selling stockholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. The Corporation received $156.9 million in proceeds, net of underwriting discounts and commissions, which were used to purchase Holdings Units from the Company at a price equal to the IPO price per share of $16.00 less underwriting discounts and commissions. Subsequent to the IPO and related recapitalization transactions that occurred in connection with the IPO, the Corporation is the sole managing member of the Company and, although it has a minority economic interest in the Company, it has the sole voting power in, and controls the management of, the Company.

(2) Summary of significant accounting policies

(a)	Basis of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes included in our final prospectus for the Corporation’s IPO dated August 6, 2015 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

The Company also consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a VIE, is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include franchise entities and certain other entities. The Company is not deemed to be the primary beneficiary for Planet Fitness franchise entities. Therefore, these entities are not consolidated. See note 3 for further information related to the Company’s VIEs.

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of assets and liabilities in connection with acquisitions, valuation of equity-based compensation awards, and the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets.

(c)	Fair Value

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Total fair value at June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$771	$—	$771	$—

	Total fair value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$1,711	$—	$1,711	$—

(d)	Equity-based compensation

The Company has granted equity awards to employees in the form of Class M Units. During the six months ended June 30, 2015, there were forfeitures of 21.053 Class M units. There were no grants or exercises of Class M Units during the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company modified the vesting terms of 10.737 outstanding Class M Units such that those units are fully vested and eligible to receive distributions following a liquidity event. There were no other changes in awards during the six months ended June 30, 2015. As a result, the total vested awards outstanding at June 30, 2015 was 110.315. The amount of total unrecognized compensation cost related to all awards under this plan was $5,459 as of June 30, 2015.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(e)	Recent accounting pronouncements

The FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs in April 2015. This guidance requires reporting entities present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity must apply this guidance retrospectively to all prior periods presented in the financial statements. The Company expects the only impact of the adoption of this guidance to be on balance sheet presentation.

The FASB issued ASU No. 2015-02, Income Statement—Consolidation in February 2015. This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. In July 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year, which would result in this guidance becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
PF Melville	$3,604	$—	$3,479	$—
MMR	$2,851	—	2,750	—

Total	$6,455	$—	$6,229	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $2,270 and $2,896 as of June 30, 2015 and December 31, 2014, respectively.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) Acquisition

On March 31, 2014, the Company purchased certain assets from one of its franchisees, including eight franchisee-owned stores in New York, for consideration of $42,931, including a cash payment of $39,931 and a $3,000 discount to be applied to future equipment purchases. The $3,000 equipment discount has been recorded as deferred revenue by the Company and is being recognized as future equipment sales are made by the Company to the franchisee. In addition, as a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,293, which has been reflected in other operating costs in the statement of operations. The loss incurred reduced the net purchase price to $41,638. The Company financed the purchase through its credit facility. The purchase consideration was allocated as follows:

Amount
Fixed assets	$7,634
Reacquired franchise rights	8,950
Membership relationships	5,882
Favorable leases, net	700
Other assets	35
Goodwill	19,771
Liabilities assumed, including deferred revenues	(1,334)

$41,638

(5) National advertising fund

On July 26, 2011, the Company established Planet Fitness NAF, LLC (“NAF”) for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements. The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF. The use of amounts received by NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF. Amounts received by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the condensed consolidated balance sheets. The Company provides administrative services to NAF and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $355 and $278 for the three months ending June 30, 2015 and 2014, respectively, and $684 and $555 for the six months ending June 30, 2015 and 2014, respectively. The fees paid to the Company by NAF are included in the condensed consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(6) Property and equipment

Property and equipment as of June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
Land	$910	$910
Equipment	24,934	22,137
Leasehold improvements	34,705	27,361
Buildings and improvements	5,107	5,119
Vehicles	155	155
Other	4,570	4,250
Construction in progress	2,204	5,375

	72,585	65,307
Accumulated Depreciation	(20,684)	(15,728)

Total	$51,901	$49,579

The Company recorded depreciation expense of $2,710 and $2,460 for the three months ended June 30, 2015 and 2014, respectively, and $5,643 and $4,122 for the six months ended June 30, 2015 and 2014, respectively.

(7) Goodwill and intangible assets

A summary of goodwill and intangible assets at June 30, 2015 and December 31, 2014 is as follows:

June 30, 2015	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.1	$171,782	$(49,437)	$122,345
Noncompete agreements	5.0	14,500	(7,679)	6,821
Favorable leases	7.5	2,935	(1,016)	1,919
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(1,945)	7,005

		201,567	(63,477)	138,090
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300

Total intangible assets		$347,867	$(63,477)	$284,390

Goodwill		$176,981	$—	$176,981

December 31, 2014	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.1	$171,782	$(41,130)	$130,652
Noncompete agreements	5.0	14,500	(6,229)	8,271
Favorable leases	7.5	2,935	(779)	2,156
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(1,167)	7,783

		201,567	(52,705)	148,862
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300

Total intangible assets		$347,867	$(52,705)	$295,162

Goodwill		$176,981	$—	$176,981

The Company determined that no impairment charges were required during any periods presented.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(8) Long-term debt

Long-term debt as of June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
Term loan B requires quarterly installments plus interest through the term of the loan, maturing March 31, 2021. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.75% at June 30, 2015 and December 31, 2014)	$504,825	$387,075
Revolving credit line, requires interest only payments through the term of the loan, maturing March 31, 2019. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.25% at June 30, 2015 and December 31, 2014)	—	—

Total debt	$504,825	$387,075
Current portion of long-term debt and line of credit	5,100	3,900

Long-term debt, net of current portion	$499,725	$383,175

On March 31, 2014, the Company entered into a five-year $430,000 credit facility with a consortium of banks and lenders to refinance its existing indebtedness, as well as to provide funds for working capital, capital expenditures, acquisitions, a $173,900 dividend and general corporate purposes. The facility consists of a $390,000 Term Loan and a $40,000 Revolving Credit Facility. On March 31, 2015, the Company amended this credit facility to increase the Term Loan to $510,000 to fund a cash dividend of $140,000. The unused portion of the Revolving Credit Facility as of June 30, 2015 was $40,000. The Term Loan calls for quarterly principal installment payments of $1,275 through March 2021. Capitalized debt issuance costs associated with the outstanding term loan and revolving credit line totaled $9,930 and are reflected in other long-term assets in the Company’s condensed consolidated balance sheet, net of accumulated amortization of $1,623 as of June 30, 2015.

The credit facility requires the Company to meet certain financial covenants, which the Company was in compliance with as of June 30, 2015. The facility is secured by all of the Company’s assets, excluding the assets attributable to the consolidated VIEs (see note 3).

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

Future annual principal payments of long-term debt as of June 30, 2015 are as follows:

Amount
Remainder of 2015	$2,550
2016	5,100
2017	5,100
2018	5,100
2019	5,100
Thereafter	481,875

Total	$504,825

(9) Derivative instruments and hedging activities

The Company utilizes interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is an asset, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is a liability, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than A1/A+ at the inception of the derivative transaction. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company monitors interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions.

As of June 30, 2014, the total notional amount of the Company’s outstanding LIBOR based interest-rate swap agreements that were entered into to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR was $59,774. It was determined on March 31, 2014 that the hedge was ineffective and expense of $92 was reclassified from other comprehensive income to interest expense. The interest rate swaps were terminated in September 2014.

In September 2014, the Company entered into a series of interest rate caps. As of June 30, 2015, the Company had interest rate cap agreements with notional amounts of $194,000 outstanding that were entered into in order to hedge LIBOR greater than 1.5%.

The interest rate cap balances of $771 and $1,711 were recorded within other assets in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $940 within other comprehensive loss during the six months ended June 30, 2015.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

As of June 30, 2015, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income into earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(10) Deferred revenue

The summary set forth below represents the balances in deferred revenue as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Prepaid membership fees	$4,757	$5,382
Enrollment fees	1,727	1,692
Equipment discount	2,534	2,689
Annual membership fees	7,789	5,696
Area development and franchise fees	10,298	8,420

Total deferred revenue	27,105	23,879
Long-term portion of deferred revenue	9,308	9,330

Current portion of deferred revenue	$17,797	$14,549

Equipment deposits received in advance of delivery, placement and customer acceptance as of June 30, 2015 and December 31, 2014 were $2,805 and $6,675, respectively.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(11) Related party transactions

Amounts due from members as of June 30, 2015 and December 31, 2014 relate to reimbursements for taxes owed and paid by the Company on their behalf.

	June 30, 2015	December 31, 2014
Accounts receivable – related entities	$17	$11
Accounts receivable – members	627	1,130

	644	1,141
Due from related parties, current portion	644	1,141

Due from related parties, net of current portion	$—	$—

Activity with entities considered to be related parties is summarized below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Franchise revenue	$305	$201	$567	$346
Equipment revenue	47	650	102	1,319

Total revenue from related parties	$352	$851	$669	$1,665

The Company paid management fees to TSG totaling $250 during each of the three months ended June 30, 2015 and 2014, and $515 and $580 for the six months ended June 30, 2015 and 2014, respectively.

(12) Income taxes

The Company’s effective tax rate during all periods presented is significantly lower than the U.S. federal statutory tax rate of 35% due to its election to be treated as a pass-through entity for U.S. federal income taxes and for most state income taxes. Net deferred tax liabilities of $396 and $343 as of June 30, 2015 and December 31, 2014, respectively, relate primarily to the tax effects of temporary differences for acquired intangible assets. Deferred tax assets as of June 30, 2015 and December 31, 2014 are immaterial and included in other assets in the accompanying condensed consolidated balance sheets. The Company has net operating loss carryforwards related to its Canada operations of approximately $176, which begin to expire in 2034. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As of June 30, 2015, the total liability related to uncertain tax positions is $300. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the six months ending June 30, 2015 were not material.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(13) Commitments and contingencies

The Company rents equipment, office, and warehouse space at various locations in the United States and Canada under noncancelable operating leases. Rental expense was $4,511 and $4,109 for the three months ending June 30, 2015 and 2014, respectively, and $8,971 and $7,451 for the six months ending June 30, 2015 and 2014, respectively. Approximate annual future commitments under noncancelable operating leases as of June 30, 2015 are as follows:

Amount
Remainder of 2015	$6,651
2016	13,245
2017	12,730
2018	11,773
2019	10,379
Thereafter	54,088

Total	$108,866

From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

As of June 30, 2015, the Company had advertising purchase commitments of approximately $16,168, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $11,310 primarily related to equipment to be sold to franchisees.

The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $2,270 and $2,896 as of June 30, 2015 and December 31, 2014, respectively.

During 2013, the Company adopted the 2013 Performance Incentive Plan, which calls for pre-determined bonuses to be paid to employees of the Company upon a future liquidity event of the Company, including an initial public offering that exceeds a predetermined threshold. As of June 30, 2015, awards outstanding under this plan total $1,707. Given the uncertainty of the underlying event, no compensation expense has been recorded as of June 30, 2015 related to this plan. The bonuses will be recorded in the third quarter of 2015 as a result of the IPO that was completed on August 11, 2015.

(14) Segments

The Company has three reportable segments: (i) Franchise; (ii) Corporate-owned stores; and (iii) Equipment.

The Company’s operations are organized and managed by type of products and services and segment information is reported accordingly. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial performance and allocates resources by reportable segment. There have been no operating segments aggregated to arrive at the Company’s reportable segments.

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, and Canada. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

The accounting policies of the reportable segments are the same as those described in note 2. The Company evaluates the performance of its segments and allocates resources to them based on revenue and earnings before interest, taxes, depreciation, and amortization, referred to as Segment EBITDA. Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues.

The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Franchise segment	$21,879	$18,427	$43,636	$34,927
Corporate-owned stores segment	24,975	22,428	48,521	40,131
Equipment segment	32,099	21,842	63,718	45,233

Total revenue	$78,953	$62,697	$155,875	$120,291

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenues generated from franchisee-owned stores in Puerto Rico of $105 and $84 for the three months ended June 30, 2015 and 2014, respectively, and $205 and $161 for the six months ended June 30, 2015 and 2014, respectively. The Company’s Canadian corporate-owned stores generated revenue of $705 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $1,008 and $0 for the six months ended June 30, 2015 and 2014, respectively. Equipment revenue includes revenues from equipment sold in Puerto Rico of $0 and $583 for both the three and six months ended June 30, 2015 and 2014, respectively. All other revenue for the periods presented was generated from corporate-owned and franchisee-owned stores within the United States. Franchise revenue includes revenue generated from placement services of $2,298 and $1,507 for the three months ended June 30, 2015 and 2014, respectively, and $4,272 and $3,098 for the six months ended June 30, 2015 and 2014, respectively. Included in selling, general and administrative expenses were costs related to placement services of $756 and $510 for the three months ended June 30, 2015 and 2014, respectively, and $1,511 and $1,007 for the six months ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment EBITDA
Franchise	$17,704	$14,579	$31,282	$27,432
Corporate-owned stores	9,288	8,342	17,086	14,784
Equipment	7,242	4,461	14,005	9,479
Corporate and other	(7,658)	(4,433)	(14,030)	(9,051)

Total Segment EBITDA	$26,576	$22,949	$48,343	$42,644

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total Segment EBITDA	$26,576	$22,949	$48,343	$42,644
Less:
Depreciation and amortization	7,983	8,507	16,184	15,043
Other expense	(76)	(263)	(812)	(642)

Income from operations	18,669	14,705	32,971	28,243
Interest expense, net	(6,560)	(5,046)	(11,316)	(11,608)
Other expense	(76)	(263)	(812)	(642)

Income before income taxes	$12,033	$9,396	$20,843	$15,993

The following table summarizes the Company’s assets by reportable segment:

	June 30, 2015	December 31, 2014
Franchise	$145,266	$183,964
Corporate-owned stores	170,635	161,183
Equipment	251,183	250,578
Unallocated	12,606	13,551

Total consolidated assets	$579,690	$609,276

The table above includes $3,829 and $2,011 of long-lived assets located in the Company’s corporate-owned stores in Canada as of June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2015	December 31, 2014
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666

Consolidated goodwill	$176,981	$176,981

Pla-Fit Holdings, LLC and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except unit and per unit amounts)

(15) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Franchisee-owned stores:
Stores operated at beginning of period	919	732	863	704
New stores opened	37	33	96	69
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(9)

Stores operated at end of period	956	764	956	764

Corporate-owned stores:
Stores operated at beginning of period	57	53	55	45
New stores opened	1	1	3	1
Stores acquired from franchisees	—	—	—	8

Stores operated at end of period	58	54	58	54

Total stores:
Stores operated at beginning of period	976	785	918	749
New stores opened	38	34	99	70
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(1)

Stores operated at end of period	1,014	818	1,014	818

(1)	The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated due to non-compliance with brand standards in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidation” refers to the combination of a franchisee’s store with another store located in close proximity owned by the same franchisee, with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Pla-Fit Holdings, LLC and its consolidated subsidiaries prior to the recapitalization transactions described in this report and to Planet Fitness, Inc. and its consolidated subsidiaries following the recapitalization transactions.

Overview

We are one of the largest and fastest-growing franchisors and operators of fitness centers in the United States by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This exceptional value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.

As of June 30, 2015, we had more than 7.2 million members and 1,014 stores in 47 states, Puerto Rico and Canada. Of our 1,014 stores, 956 are franchised and 58 are corporate-owned.

As of June 30, 2015, we had 956 franchisee-owned stores and had commitments to open more than 1,000 new stores under existing ADAs. Of the 58 existing corporate-owned stores as of June 30, 2015, eight of these stores were acquired from a franchisee (who is still an existing franchisee with other stores) on March 31, 2014.

Our Segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico and Canada. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. See “—Non-GAAP financial measures.” Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2015 and 2014. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Revenue
Franchise	$21.9	$18.4	$43.7	$35.0
Corporate-owned stores	25.0	22.4	48.5	40.1
Equipment	32.1	21.9	63.7	45.2

Total revenue	$79.0	$62.7	$155.9	$120.3

Segment EBITDA
Franchise	$17.7	$14.6	$31.3	$27.4
Corporate-owned stores	9.4	8.3	17.1	14.8
Equipment	7.2	4.5	14.0	9.5
Corporate and other	(7.7)	(4.5)	(14.1)	(9.1)

Total Segment EBITDA	$26.6	$22.9	$48.3	$42.6

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in millions)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2015:
Income from operations	$15.6	$4.9	$5.6	$(7.4)	$18.7
Depreciation and amortization	2.1	4.3	1.6	—	8.0
Other income (expense)	—	0.2	—	(0.3)	(0.1)

Segment EBITDA	$17.7	$9.4	$7.2	$(7.7)	$26.6

Three months ended June 30, 2014:
Income from operations	$12.5	$3.5	$2.9	$(4.2)	$14.7
Depreciation and amortization	2.1	4.8	1.6	—	8.5
Other income (expense)	—	—	—	(0.3)	(0.3)

Segment EBITDA	$14.6	$8.3	$4.5	$(4.5)	$22.9

Six months ended June 30, 2015:
Income from operations	$26.9	$8.7	$10.9	$(13.5)	$33.0
Depreciation and amortization	4.4	8.7	3.1	—	16.2
Other income (expense)	—	(0.3)	—	(0.6)	(0.9)

Segment EBITDA	$31.3	$17.1	$14.0	$(14.1)	$48.3

Six months ended June 30, 2014:
Income from operations	$23.2	$7.2	$6.4	$(8.6)	$28.2
Depreciation and amortization	4.2	7.6	3.1	0.1	15.0
Other income (expense)	—	—	—	(0.6)	(0.6)

Segment EBITDA	$27.4	$14.8	$9.5	$(9.1)	$42.6

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees from members (which we refer to as system-wide sales), number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, net member growth per store, average royalty fee percentages for franchisee-owned stores, monthly PF Black Card membership penetration percentage, EBITDA, Adjusted EBITDA, Segment EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share and why we present EBITDA, Adjusted EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Pro forma adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Total monthly dues and annual fees from members (system-wide sales)

We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member in February, June or October, depending upon when the member signed his or her membership agreement.

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the three and six month periods ending June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Franchisee-owned stores:
Stores operated at beginning of period	919	732	863	704
New stores opened	37	33	96	69
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(9)

Stores operated at end of period	956	764	956	764

Corporate-owned stores:
Stores operated at beginning of period	57	53	55	45
New stores opened	1	1	3	1
Stores acquired from franchisees	—	—	—	8

Stores operated at end of period	58	54	58	54

Total stores:
Stores operated at beginning of period	976	785	918	749
New stores opened	38	34	99	70
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(1)

Stores operated at end of period	1,014	818	1,014	818

(1)	The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated due to non-compliance with brand standards in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidation” refers to the combination of a franchisee’s store with another store located in close proximity owned by the same franchisee, with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

Same store sales

Same store sales refers to year-over-year sales comparisons for the same store sales base of both corporate-owned and franchisee-owned stores. We define the same store sales base to include those stores that have been open and for which monthly membership dues have been billed for longer than 12 months. We measure same store sales based solely upon monthly dues billed to members of our corporate-owned and franchisee-owned stores.

Several factors affect our same store sales in any given period, including the following:

•	the number of stores that have been in operation for more than 12 months;

•	the percentage mix of PF Black Card and standard memberships in any period;

•	growth in total memberships per store;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our and our franchisees’ ability to operate stores effectively and efficiently to meet consumer expectations;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics; and

•	opening of new stores in the vicinity of existing locations.

Consistent with common industry practice, we present same store sales as compared to the same period in the prior year for all stores that have been open and for which monthly membership dues have been billed for longer than 12 months, beginning with the thirteenth month and thereafter, as applicable. Since opening new stores will be a significant component of our revenue growth, same store sales is only one measure of how we evaluate our performance.

In March 2015, we completed a migration to a new point-of-sale and billing system (“POS system”), which gives us enhanced control over membership billing practices across all stores and allows us to create mandatory requirements to discontinue the attempted billing of delinquent membership accounts. We believe these changes in our billing practices are beneficial to our brand by controlling collection practices on delinquent accounts and do not believe they will have a negative impact on net membership billings collected by our corporate-owned or franchisee-owned stores. However, we expect the changes in our billing practices, which commenced in the second quarter of 2015, to cause our royalties to be lower due to earlier terminations of billings of certain delinquent accounts upon which we previously received royalty payments. While we do not believe that the impact on our royalties in the future will be material, these new billing practices are expected to negatively impact our same store sales metrics over the remainder of 2015 and 2016 as monthly EFT in these periods is expected to include fewer delinquent membership accounts. Due in part to certain limitations of our prior POS system, we are unable to provide comparable same store sales data for prior periods had these changes in billing practices been implemented previously.

Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the twelve months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the twelfth month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods.

The following table shows our same store sales for the three and six month periods ending June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Same store sales data

Same store sales growth:
Franchisee-owned stores	7.8%	11.4%	9.6%	12.5%
Corporate-owned stores	0.9%	5.3%	2.5%	5.7%
System-wide stores	7.3%	10.7%	9.0%	11.8%

Number of stores in same store sales base:
Franchisee-owned stores	757	602	757	602
Corporate-owned stores	53	45	53	45
Total stores	810	655	810	655

Net member growth per store

Net member growth per store refers to the change in total members in relation to total stores over time. We capture all membership changes daily through our point-of-sale system. We monitor a combination of membership growth, average members per store, average monthly EFT, transfers from or to an individual store location and daily cash collected for enrollment fees related to new members. We seek to make it simple for members to join, whether online or in-store, and, while some memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option. This approach to memberships is part of our commitment to appeal to new and occasional gym users. As a result, we do not measure membership attrition as an operating metric in assessing our performance. We primarily attribute our membership growth to the growth of our franchisee-owned store base.

Average royalty fee percentages for the franchisee-owned stores

The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a fixed monthly fee of $500 to a royalty of 5% of total monthly EFT and annual membership fees across our franchisee base. Our royalty fee has increased over time to a current rate of 5% for new franchisees.

PF Black Card penetration percentage

Our PF Black Card penetration percentage represents the number of our members that have opted to enroll in our PF Black Card membership program as a percentage of our total active membership base. PF Black Card members pay higher monthly membership dues than our standard membership and receive additional benefits for these additional fees. These benefits include access to all of our stores system-wide and access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more. We view PF Black Card penetration percentage as a critical metric in assessing the performance and growth of our business.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as substitutes for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods specified:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(in millions)
Net income	$11.6	$9.0	$20.2	$15.2
Interest expense, net (1)	6.6	5.0	11.3	11.6
Provision for income taxes	0.4	0.4	0.6	0.8
Depreciation and amortization	8.0	8.5	16.2	15.0

EBITDA	26.6	22.9	48.3	42.6
Purchase accounting adjustments (2)	0.3	0.1	0.7	1.9
Management fees (3)	0.3	0.3	0.6	0.6
IT system upgrade costs (4)	0.4	—	4.0	0.2
Transaction fees (5)	—	0.4	—	0.4
IPO-related costs (6)	3.3	0.1	5.0	0.3
Pre-opening costs (7)	0.1	0.4	0.8	0.5

Adjusted EBITDA	$31.0	$24.2	$59.4	$46.5

(1)	Includes $4.7 million of loss on extinguishment of debt in the six months ended June 30, 2014.
(2)	Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings, LLC on November 8, 2012 and the acquisition of eight franchisee-owned stores during the six months ended June 30, 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.
(3)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(4)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(5)	Represents transaction fees and expenses primarily related to business acquisitions and dispositions.
(6)	Represents legal, accounting and other costs incurred in preparation for the IPO.
(7)	Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

As a result of the recapitalization transactions that occurred prior to our initial public offering, the operating agreement of Pla-Fit Holdings, LLC was amended and restated to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings, LLC. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings, LLC. As a result of the recapitalization transactions and the amended and restated Pla-Fit Holdings LLC Agreement, Planet Fitness, Inc. will consolidate Pla-Fit Holdings, LLC, and Pla-Fit Holdings, LLC will be considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of pro forma adjusted net income and pro forma adjusted net income per diluted share gives effect to the consolidation of Pla-Fit Holdings, LLC with Planet Fitness, Inc. resulting from the recapitalization transactions and the amended and restated Pla-Fit Holdings LLC Agreement as of January 1, 2014. In addition, pro forma adjusted net income assumes net income is all attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Pro forma adjusted net income per diluted share is calculated by dividing pro forma adjusted net income by the total shares of Class A common stock outstanding as though the IPO had occurred and those shares were outstanding for all of each period presented and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common shares as of the beginning of each period presented. Pro forma adjusted net income and pro forma adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe pro forma adjusted net income and pro forma adjusted net income per diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of pro forma adjusted net income to net income, the most directly comparable GAAP measure, and the computation of pro forma adjusted net income per diluted share are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(in millions)
Net income	$11.6	$9.0	$20.2	$15.2
Provision for income taxes, as reported	0.4	0.4	0.6	0.8
Purchase accounting adjustments(1)	0.3	0.1	0.7	1.9
Management fees(2)	0.3	0.3	0.6	0.6
IT system upgrade costs(3)	0.4	—	4.0	0.2
Transaction fees(4)	—	0.4	—	0.4
IPO-related costs(5)	3.3	0.1	5.0	0.3
Pre-openings costs(6)	0.1	0.4	0.8	0.5
Purchase accounting amortization(7)	5.3	6.1	10.6	11.0

Adjusted income before income taxes	$21.7	$16.8	$42.5	$30.9
Pro forma income taxes(8)	8.8	6.8	17.2	12.5

Pro forma adjusted net income	$12.9	$10.0	$25.3	$18.4

Pro forma adjusted net income per share, diluted	$0.13	$0.10	$0.26	$0.19

Pro forma shares outstanding(9)	98.7	98.7	98.7	98.7

(1)	Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings, LLC on November 8, 2012 and the acquisition of eight franchisee-owned stores during the six months ended June 30, 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.
(2)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(3)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(4)	Represents transaction fees and expenses primarily related to business acquisitions and dispositions.
(5)	Represents legal, accounting and other costs incurred in preparation for the IPO.
(6)	Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(7)	Represents the impact of the amortization of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings, LLC on November 8, 2012 and the acquisition of eight franchisee-owned stores during the six months ended June 30, 2014.
(8)	Represents corporate income taxes at an assumed effective tax rate of 40.5% for the three months and six months ended June 30, 2015 and June 30, 2014 applied to adjusted income before income taxes.
(9)	Assumes the full exchange of all outstanding Holdings Units and corresponding Class B common shares for shares of Class A common stock of Planet Fitness, Inc. for all periods presented.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Franchise revenue	23.7%	24.5%	22.9%	23.1%
Commission income	4.0%	4.9%	5.1%	5.9%

Franchise segment	27.7%	29.4%	28.0%	29.0%
Corporate-owned stores	31.6%	35.8%	31.1%	33.4%
Equipment	40.7%	34.8%	40.9%	37.6%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	32.0%	29.4%	32.9%	31.3%
Store operations	18.6%	20.6%	18.6%	19.4%
Selling, general and administrative	15.6%	12.9%	17.0%	12.2%
Depreciation and amortization	10.1%	13.6%	10.4%	12.5%
Other (gain) loss	(0.1%)	0.0%	0.0%	1.1%

Total operating costs and expenses	76.2%	76.5%	78.9%	76.5%

Income from operations	23.8%	23.5%	21.1%	23.5%

Other income (expense), net:
Interest expense, net	(8.3%)	(8.0%)	(7.3%)	(9.6%)
Other income (expense)	(0.1%)	(0.4%)	(0.5%)	(0.5%)

Total other expense, net	(8.4%)	(8.4%)	(7.8%)	(10.1%)

Income before income taxes	15.4%	15.1%	13.3%	13.4%
Provision for income taxes	0.5%	0.7%	0.4%	0.7%

Net income	14.9%	14.4%	12.9%	12.7%
Less net income attributable to noncontrolling interests	0.1%	0.2%	0.1%	0.3%

Net income attributable to Pla-Fit Holdings, LLC	14.8%	14.2%	12.8%	12.4%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(in millions)
Revenue:
Franchise revenue	$18.7	$15.3	$35.7	$27.9
Commission income	3.2	3.1	8.0	7.1

Franchise segment	21.9	18.4	43.7	35.0
Corporate-owned stores	25.0	22.4	48.5	40.1
Equipment	32.1	21.9	63.7	45.2

Total revenue	79.0	62.7	155.9	120.3

Operating costs and expenses:
Cost of revenue	25.3	18.5	51.3	37.7
Store operations	14.7	12.9	29.0	23.4
Selling, general and administrative	12.4	8.1	26.5	14.7
Depreciation and amortization	8.0	8.5	16.2	15.0
Other (gain) loss	(0.1)	—	(0.1)	1.3

Total operating costs and expenses	60.3	48.0	122.9	92.1

Income from operations	18.7	14.7	33.0	28.2

Other income (expense), net:
Interest expense, net	(6.6)	(5.0)	(11.3)	(11.6)
Other income (expense)	(0.1)	(0.3)	(0.9)	(0.6)

Total other expense, net	(6.7)	(5.3)	(12.2)	(12.2)

Income before income taxes	12.0	9.4	20.8	16.0
Provision for income taxes	0.4	0.4	0.6	0.8

Net income	11.6	9.0	20.2	15.2
Less net income attributable to noncontrolling interests	0.1	0.1	0.2	0.3

Net income attributable to Pla-Fit Holdings, LLC	$11.5	$8.9	$20.0	$14.9

Comparison of the three months ended June 30, 2015 and June 30, 2014

Revenue

Total revenues were $79.0 million in the three months ended June 30, 2015, compared to $62.7 million in the three months ended June 30, 2014, an increase of $16.3 million, or 25.9%.

Franchise segment revenue was $21.9 million in the three months ended June 30, 2015, compared to $18.4 million in the three months ended June 30, 2014, an increase of $3.5 million, or 18.7%.

Franchise revenue was $18.7 million in the three months ended June 30, 2015 compared to $15.3 million in the three months ended June 30, 2014, an increase of $3.4 million or 21.7%. Included in franchise revenue is royalty revenue of $12.7 million, franchise and other fees of $3.7 million, and placement revenue of $2.3 million for the three months ended June 30, 2015, compared to royalty revenue of $9.0 million, franchise and other fees of $4.8 million, and placement revenue of $1.5 million for the three months ended June 30, 2014. The $3.7 million increase in royalty revenue was primarily driven by $2.0 million attributable to royalties from an additional 192 stores in the three months ended June 30, 2015 that have opened since June 30, 2014, and $1.0 million attributable to a same store sales increase of 7.8% in franchisee-owned stores.

Commission income, which is included in our franchise segment, was $3.2 million in the three months ended June 30, 2015 compared to $3.1 million in the three months ended June 30, 2014, an increase of $0.1 million or 4.1%.

Revenue from our corporate-owned stores segment was $25.0 million in the three months ended June 30, 2015, compared to $22.4 million in the three months ended June 30, 2014, an increase of $2.6 million, or 11.4%. Incremental revenue for stores not included in the same store sales base led to an increase in revenue of $1.8 million in the three months ended June 30, 2015. Additionally, same store sales from corporate-owned stores increased 0.9% in the three months ended June 30, 2015, which contributed incremental revenues of $0.5 million.

Equipment segment revenue was $32.1 million in the three months ended June 30, 2015, compared to $21.9 million in the three months ended June 30, 2014, an increase of $10.2 million, or 47.0%. This increase was primarily driven by replacement equipment sales to existing franchisee-owned stores as well as equipment sales to 4 more new franchisee-owned stores in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Cost of revenue

Cost of revenue was $25.3 million in the three months ended June 30, 2015 compared to $18.5 million in the three months ended June 30, 2014, an increase of $6.8 million, or 37.1%. Cost of revenue primarily relates to our equipment segment and increased primarily due to replacement equipment sales to existing franchisee-owned stores. Additionally, cost of revenue increased related to equipment sales to four more new franchisee-owned stores in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase in costs is consistent with the increase in equipment revenue.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $14.7 million in the three months ended June 30, 2015 compared to $12.9 million in the three months ended June 30, 2014, an increase of $1.8 million, or 13.6%. Of the $1.8 million increase, $1.6 million was attributable to incremental costs and expenses related to 5 new corporate-owned stores opened since April 1, 2014.

Selling, general and administrative

Selling, general and administrative expenses were $12.4 million in the three months ended June 30, 2015 compared to $8.1 million in the three months ended June 30, 2014, an increase of $4.3 million, or 52.6%. Of the $4.3 million increase, $0.9 million was related to additional expenses to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, pre-opening support and store operational excellence functions. We anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows. We also incurred $3.3 million of costs associated with preparing to be a publicly traded company, including $1.9 million which we were not able to capitalize because we did not retain any proceeds from the IPO.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements with former members of the Predecessor.

Depreciation and amortization expense was $8.0 million in the three months ended June 30, 2015 compared to $8.5 million in the three months ended June 30, 2014, a decrease of $0.5 million, or 6.2%.

Other (gain) loss

Other (gain) loss was immaterial for both periods.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $6.6 million in the three months ended June 30, 2015 compared to $5.0 million in the three months ended June 30, 2014, an increase of $1.6 million, or 30.0%. The increase in interest expense is a result of the additional $120.0 million in borrowings which occurred on March 31, 2015.

Other income (expense)

Other income (expense) primarily consists of management fees we paid to TSG, realized gains (losses) on derivative activities, as well as the effects of foreign currency gains and losses.

Provision for income taxes

The Company is currently treated as a pass-through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes are not significant. Provision for income taxes consists of tax expense primarily related to the state of New Hampshire and Canada as well as certain other local taxes. We are also subject to tax withholding in Puerto Rico.

Segment results

Franchise

Segment EBITDA for the franchise segment was $17.7 million in the three months ended June 30, 2015 compared to $14.6 million in the three months ended June 30, 2014, an increase of $3.1 million, or 21.4%. This increase was primarily the result of growth in our franchise segment revenue of $2.0 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $1.0 million attributable to a same store sales increase of 7.8% in franchisee-owned stores and higher vendor commissions, offset by higher operating expenses. Depreciation and amortization was consistent at $2.1 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $9.4 million in the three months ended June 30, 2015 compared to $8.3 million in the three months ended June 30, 2014, an increase of $1.1 million, or 11.3%. This increase was primarily the result of EBITDA growth from our existing stores open in both periods. Depreciation and amortization was $4.3 million for the three months ended June 30, 2015, compared to $4.8 million for the three months ended June 30, 2014.

Equipment

Segment EBITDA for the equipment segment was $7.2 million in the three months ended June 30, 2015 compared to $4.5 million in the three months ended June 30, 2014, an increase of $2.7 million, or 62.3%, primarily as a result of higher replacement sales to franchisee-owned stores and equipment sales to 4 more new franchisee-owned stores in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Depreciation and amortization was consistent at $1.6 million for both periods.

Comparison of the six months ended June 30, 2015 and June 30, 2014

Revenue

Total revenues were $155.9 million in the six months ended June 30, 2015, compared to $120.3 million in the six months ended June 30, 2014, an increase of $35.6 million, or 29.6%.

Franchise segment revenue was $43.7 million in the six months ended June 30, 2015, compared to $35.0 million in the six months ended June 30, 2014, an increase of $8.7 million, or 24.9%.

Franchise revenue was $35.7 million in the six months ended June 30, 2015 compared to $27.9 million in the six months ended June 30, 2014, an increase of $7.8 million or 28.2%. Included in franchise revenue is royalty revenue of $23.2 million, franchise and other fees of $8.2 million, and placement revenue of $4.3 million for the six months ended June 30, 2015, compared to royalty revenue of $15.9 million, franchise and other fees of $8.9 million, and placement revenue of $3.1 million for the six months ended June 30, 2014. The $7.3 million increase in royalty revenue was primarily driven by $3.9 million attributable to royalties from an additional 192 stores in the six months ended June 30, 2015 that have opened since June 30, 2014, and $2.3 million attributable to a same store sales increase of 9.6% in franchisee-owned stores.

Commission income, which is included in our franchise segment, was $8.0 million in the six months ended June 30, 2015 compared to $7.1 million in the six months ended June 30, 2014, an increase of $0.9 million or 12.3%. This increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Revenue from our corporate-owned stores segment was $48.5 million in the six months ended June 30, 2015, compared to $40.1 million in the six months ended June 30, 2014, an increase of $8.4 million, or 20.9%. Of the $8.4 million increase, $4.2 million was related to incremental revenue from the acquisition of eight franchisee-owned stores on March 31, 2014. Additionally, same store sales from corporate-owned stores increased 2.5% in the six months ended June 30, 2015, which contributed incremental revenues of $0.8 million. Revenue for stores not included in the same store sales base led to an increase in revenue of $2.7 million in the six months ended June 30, 2015.

Equipment segment revenue was $63.7 million in the six months ended June 30, 2015, compared to $45.2 million in the six months ended June 30, 2014, an increase of $18.5 million, or 40.9%. This increase was driven by replacement equipment sales and equipment sales to 16 more new franchisee-owned stores in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Cost of revenue

Cost of revenue was $51.3 million in the six months ended June 30, 2015 compared to $37.7 million in the six months ended June 30, 2014, an increase of $13.6 million, or 36.0%. Cost of revenue primarily relates to our equipment segment and increased primarily due to replacement equipment sales and equipment sales to 16 more new franchisee-owned stores in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase in costs is consistent with the increase in equipment revenue.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $29.0 million in the six months ended June 30, 2015 compared to $23.4 million in the six months ended June 30, 2014, an increase of $5.6 million, or 24.5%. Approximately $2.1 million of this increase was a result of the acquisition of eight stores from a franchisee in March 2014 and not included in the prior year period. In addition, we incurred incremental costs and expenses of $3.2 million attributable to five new corporate-owned stores opened since January 1, 2014 and included in the current period.

Selling, general and administrative

Selling, general and administrative expenses were $26.5 million in the six months ended June 30, 2015 compared to $14.7 million in the six months ended June 30, 2014, an increase of $11.8 million, or 80.0%. Of the $11.8 million increase, $4.0 million was related to increased information technology spend which was primarily attributable to the rollout of a new point-of-sale system. The point-of-sale system rollout began in late 2014 and was completed in April 2015. In addition, we incurred additional expenses to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, preopening support and store operational excellence functions. We anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows. We also incurred $5.0 million of costs associated with preparing to be a publicly traded company, including $3.3 million which we were not able to capitalize because we did not retain any proceeds from the IPO.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements with former members of the Predecessor.

Depreciation and amortization expense was $16.2 million in the six months ended June 30, 2015 compared to $15.0 million in the six months ended June 30, 2014, an increase of $1.2 million, or 7.6%, primarily due to the increased amortization of intangible assets related to the acquisition of eight stores from a franchisee in March 2014.

Other (gain) loss

Other gain was $0.1 million for the six months ended June 30, 2015 compared to a loss of $1.3 million in the six months ended June 30, 2014, an increase of $1.4 million. The other loss in 2014 was primarily the result of the effective settlement of reacquired franchise rights related to the acquisition of eight stores from a franchisee in March 2014.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $11.3 million in the six months ended June 30, 2015 compared to $11.6 million in the six months ended June 30, 2014, a decrease of $0.3 million, or 2.5%. Included in the six months ended June 30, 2014 was $4.7 million write-off of debt issuance costs in March 2014 in connection with the March 2014 refinancing. Included in the six months ended June 30, 2015 was additional interest expense associated with the $120.0 million of incremental borrowings on March 31, 2015.

Other income (expense)

Other income (expense) primarily consists of management fees we paid to TSG, realized gains (losses) on derivative activities, as well as the effects of foreign currency gains and losses.

Provision for income taxes

The Company is currently treated as a pass-through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes are not significant. Provision for income taxes consists of tax expense primarily related to the state of New Hampshire and Canada as well as certain other local taxes. We are also subject to tax withholding in Puerto Rico.

Segment results

Franchise

Segment EBITDA for the franchise segment was $31.3 million in the six months ended June 30, 2015 compared to $27.4 million in the six months ended June 30, 2014, an increase of $3.9 million, or 14.0%. This increase was primarily the result of growth in our franchise segment revenue of $3.9 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $2.3 million attributable to a same store sales increase of 9.6% in franchisee-owned stores and higher vendor commissions, offset by higher operating expenses. Depreciation and amortization was $4.4 million in the six months ended June 30, 2015, compared to $4.2 million for the six months ended June 30, 2014.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $17.1 million in the six months ended June 30, 2015 compared to $14.8 million in the six months ended June 30, 2014, an increase of $2.3 million, or 15.6%, primarily from the acquisition of eight franchisee-owned stores in March 2014 and the increase in same store sales. Depreciation and amortization was $8.7 million for the six months ended June 30, 2015, compared to $7.6 million for the six months ended June 30, 2014. The increase relates primarily to the eight franchisee-owned stores acquired on March 31, 2014.

Equipment

Segment EBITDA for the equipment segment was $14.0 million in the six months ended June 30, 2015 compared to $9.5 million in the six months ended June 30, 2014, an increase of $4.5 million, or 47.7%, primarily as a result of replacement equipment sales and equipment sales to 16 more new franchisee-owned stores in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Depreciation and amortization was consistent at $3.1 million for both periods.

Liquidity and Capital Resources

As of June 30, 2015, we held $32.1 million of cash and cash equivalents. In addition, as of June 30, 2015, we had borrowing capacity of $40.0 million under our revolving credit facility.

We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk factors” in our registration statement filed on Form S-1. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$36.6	$32.2
Investing activities	(8.5)	(42.4)
Financing activities	(39.3)	10.2
Effect of foreign exchange rates on cash	—	—

Net decrease in cash	$(11.2)	$—

Operating activities

For the six months ended June 30, 2015, net cash provided by operating activities was $36.6 million compared to $32.2 million in the six months ended June 30, 2014, an increase of $4.4 million, and was primarily due to higher net income, and lower cash used for working capital in the six months ended June 30, 2015, driven by changes in accounts payable, equipment deposits, and state taxes payable.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
(in millions)	2015	2014
New corporate-owned stores and corporate-owned stores not yet opened	$5.8	$2.0
Existing corporate-owned stores	2.3	1.1
Information systems	0.3	0.3
Corporate and all other	0.1	0.4

Total capital expenditures	$8.5	$3.8

For the six months ended June 30, 2015, net cash used in investing activities was $8.5 million compared to $42.4 million in the six months ended June 30, 2014, a decrease of $33.9 million, and was primarily due to the acquisition of eight franchisee-owned stores on March 31, 2014 for $38.6 million. This decrease was partially offset by higher capital expenditures related to corporate-owned stores in the six months ended June 30, 2015.

Financing activities

For the six months ended June 30, 2015, net cash used in financing activities was $39.3 million compared to net cash provided by financing activities of $10.2 million in the six months ended June 30, 2014, a difference of $49.5 million. Proceeds from the issuance of debt was $120.0 million in the six months ended June 30, 2015 compared to proceeds of $390.0 million in the six months ended June 30, 2014, partially offset by the repayment of existing outstanding debt of $183.9 million in the six months ended June 30, 2014. Additionally, member distributions were $155.1 million in the six months ended June 30, 2015 compared to $187.0 million in the six months ended June 30, 2014.

On March 31, 2014, we consummated a refinancing transaction whereby we borrowed $390.0 million in term loans and obtained a new $40.0 million revolving credit facility from a consortium of banks. The proceeds were primarily used to repay $180.9 million in outstanding debt, issue a $173.9 million dividend to members and acquire eight stores from a franchisee.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million plus $20.0 million from cash on hand was used to fund a $140.0 million dividend to Class T and Class O Unit holders.

Credit Facility

Our senior secured credit facility consists of term loans and a revolving credit facility. Borrowings under the term loans bear interest, payable at least semi-annually. The term loans require principal payments equal to approximately $5.1 million per calendar year, payable in quarterly installments with the final scheduled principal payment on the outstanding term loan borrowings due on March 31, 2021.

The senior secured credit facility also provides for borrowings of up to $40.0 million under the revolving credit facility, of which up to $5.0 million is available for letter of credit advances. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least semi-annually. We also pay a 0.45% commitment fee per annum on the unused portion of the revolver. The revolving credit facility expires on March 31, 2019.

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At June 30, 2015, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 6.5 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.0 to 1.0 by June 30, 2018.

Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our senior secured credit facility lenders. An event of default under our senior secured credit facility can result in the acceleration of our indebtedness under the facility, which in turn can result in an event of default and possible acceleration of our other indebtedness, if any.

As of June 30, 2015, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 4.1 to 1.0 which was calculated for the twelve months ended June 30, 2015 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million plus $20.0 million from cash on hand was used to fund a $140.0 million dividend to Class T and Class O Unit holders. The incremental term loan borrowings bear a variable rate of interest of the greater of LIBOR or 1.00% plus the applicable margin of 3.75%. All other terms and conditions remain unchanged under the senior secured credit facility.

Contractual Obligations and Commitments

The following table presents contractual obligations and commercial commitments as of June 30, 2015.

	Payments due during the twelve months ending June 30,
(in millions)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1)	$504.8	$5.1	$10.2	$10.2	$479.3
Interest on long-term debt (2)	134.0	23.9	47.0	46.1	17.0
Operating leases	108.9	13.3	25.2	20.9	49.5
Capital leases	0.1	0.1	—	—	—
Advertising commitments (3)	16.2	16.2	—	—	—
Purchase obligations (4)	11.3	11.3	—	—	—

Total Contractual Obligations	$775.3	$69.9	$82.4	$77.2	$545.8

(1)	Long-term debt payments include scheduled principal payments only.
(2)	Assumes an annual interest rate of 4.75% for the term of the loan.
(3)	As of June 30, 2015, we had advertising purchase commitments of approximately $16.2 million, including commitments for the NAF.
(4)	Purchase obligations consists of $11.3 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements

As of June 30, 2015, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $2.3 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2015 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 13 to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding these operating leases and guarantees.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on August 5, 2015.

JOBS Act

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under our registration statement.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 1.00%. As of June 30, 2015, we had outstanding borrowings of $504.8 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $5.0 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 9 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2015, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

Inflation risk

Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

ITEM 4.	Controls and Procedures

In the first half of 2015, management identified a material weakness in our internal control over financial reporting relating to our controls over the authorization of IT hardware purchases and the processing of related invoices. The internal controls in place during this time were not adequate to detect fraudulent purchases being made.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, as a result of the material weakness in internal control over financial reporting described above, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation and plans for remediation

The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness. Following the identification of the foregoing material weakness in the first half of 2015, management implemented a remediation plan. Management believes that the implementation of this plan will remediate the material weakness described above.

We have implemented processes and controls designed to remediate this material weakness by revising existing, and implementing new, procedures and systems regarding (i) authorizing purchases, (ii) receiving invoices, (iii) receiving IT hardware products and (iv) processing invoices.

Because implementation of our remediation plan was ongoing as of June 30, 2015 and because there was insufficient time as of June 30, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described above still existed as of June 30, 2015.

The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

Changes in Internal Control over Financial Reporting

Other than the aforementioned remediation efforts, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are currently involved in various claims and legal actions that arise in the ordinary course of business, most of which are covered by insurance. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition, results of operations, liquidity or capital resources nor do we believe that there is a reasonable possibility that we will incur material loss as a result of such actions. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated August 5, 2015, filed with the SEC on August 6, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In connection with the recapitalization transactions and our IPO, we issued 72,602,809 shares of Class B common stock to the Continuing LLC Owners. As part of the Merger, Planet Fitness Holdings, L.P. merged with and into the Corporation. The interests in Planet Fitness Holdings, L.P., held by the investors affiliated with TSG, were converted into shares Class A of common stock of Planet Fitness, Inc. The issuances of shares of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

The Continuing LLC Owners have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On August 11, 2015, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-205141), which was declared effective on August 5, 2015.

Under the Registration Statement, we and the selling stockholders sold 15,525,000 shares of our Class A common stock at a price of $16.00 per share. This included 2,025,000 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters, which was exercised prior to the completion of the IPO, and the offering terminated. J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters for the offering. The offering commenced on August 6, 2015 and did not terminate before all of the securities registered in the registration statement were sold. We received net proceeds of approximately $156.9 million, and we used all of the net proceeds to purchase, through wholly owned subsidiaries, 10,491,055 issued and outstanding Holdings Units from certain Continuing LLC Owners consisting of investment funds affiliated with TSG. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the use of proceeds as described in the final prospectus filed on August 6, 2015.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Exhibit Number		Description of Exhibit Incorporated Herein by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Filing Date	Exhibit Number

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: September 2, 2015	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)