Form 10-Q
period 2015-09-30
Planet Fitness, Inc.
filed 2015-11-13
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 6, 2015 there were 36,597,985 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 62,111,755 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$28,461	$43,291
Accounts receivable, net of allowance for bad debts of $946 and $399 at September 30, 2015 and December 31, 2014, respectively	9,890	19,275
Due from related parties	4,708	1,141
Inventory	2,775	3,012
Restricted assets – NAF (note 5)	5,018	—
Other current assets	8,949	8,599
Total current assets	59,801	75,318
Property and equipment, net	54,335	49,579
Intangible assets, net	278,986	295,162
Goodwill	176,981	176,981
Deferred income taxes	120,792	—
Other assets, net	10,248	12,236
Total assets	$701,143	$609,276
Liabilities and stockholders' deficit/members' equity
Current liabilities:
Current maturities of long-term debt	$5,100	$3,900
Accounts payable	14,695	26,738
Accrued expenses	8,358	8,494
Current maturities of obligations under capital leases	70	376
Equipment deposits	7,498	6,675
Restricted liabilities – NAF (note 5)	5,018	—
Deferred revenue, current	12,362	14,549
Payable to related parties pursuant to tax benefit arrangements, current	3,022	—
Taxes payable	4,203	—
Other current liabilities	682	153
Total current liabilities	61,008	60,885
Long-term debt, net of current maturities	498,450	383,175
Obligations under capital leases, net of current portion	9	45
Deferred rent, net of current portion	4,373	3,012
Deferred revenue, net of current portion	12,033	9,330
Deferred tax liabilities – non current	—	606
Payable to related parties pursuant to tax benefit arrangements, net of current portion	138,989	—
Other liabilities	483	474
Total noncurrent liabilities	654,337	396,642
Commitments and contingencies (note 16)
Stockholders' deficit/members' equity:
Members’ equity	—	146,156
Class A common stock, $.0001 par value - 300,000 shares authorized, 36,598 shares issued and outstanding as of September 30, 2015	4	—
Class B common stock, $.0001 par value - 100,000 shares authorized, 62,112 shares issued and outstanding as of September 30, 2015	6	—
Accumulated other comprehensive income (loss)	(1,888)	(636)
Additional paid in capital	122	—
Accumulated deficit	(17,376)	—
Total stockholders' deficit attributable to Planet Fitness Inc./members' equity	(19,132)	145,520
Non-controlling interests	4,930	6,229
Total stockholders' deficit/members' equity	(14,202)	151,749
Total liabilities and stockholders' deficit/members' equity	$701,143	$609,276

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Franchise	$16,148	$13,009	$51,806	$40,834
Commission income	3,646	2,771	11,624	9,873
Corporate-owned stores	25,153	22,692	73,674	62,823
Equipment	23,870	24,995	87,588	70,228
Total revenue	68,817	63,467	224,692	183,758
Operating costs and expenses:
Cost of revenue	18,858	20,163	70,104	57,837
Store operations	14,305	12,494	43,354	35,818
Selling, general and administrative	17,348	8,582	43,840	23,296
Depreciation and amortization	7,976	8,542	24,160	23,585
Other (gain) loss	(9)	(269)	(76)	1,024
Total operating costs and expenses	58,478	49,512	181,382	141,560
Income from operations	10,339	13,955	43,310	42,198
Other expense, net:
Interest expense, net	(6,556)	(5,097)	(17,872)	(16,705)
Other expense	(1,815)	(447)	(2,627)	(1,089)
Total other expense, net	(8,371)	(5,544)	(20,499)	(17,794)
Income before income taxes	1,968	8,411	22,811	24,404
Provision for income taxes	1,230	108	1,921	892
Net income	738	8,303	20,890	23,512
Less net income attributable to non-controlling interests	4,631	176	4,857	494
Net income (loss) attributable to Planet Fitness, Inc.	$(3,893)	$8,127	$16,033	$23,018

Net income (loss) per share of Class A common stock(1):
Basic	$0.05		$0.05
Diluted	$0.04		$0.04
Weighted-average shares of Class A common stock outstanding(1):
Basic	35,661		35,661
Diluted	98,710		98,710

(1)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from August 6, 2015 through September 30, 2015, the period following the recapitalization transactions and IPO (see Note 14).

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income including non-controlling interests	$738	$8,303	$20,890	$23,512
Other comprehensive loss, net:
Losses on interest rate swaps	—	—	—	(92)
Unrealized loss on interest rate caps, net of tax	(557)	(29)	(1,497)	(29)
Foreign currency translation adjustments	198	5	245	5
Total other comprehensive loss, net	(359)	(24)	(1,252)	(116)
Total comprehensive income including non-controlling interests	379	8,279	19,638	23,396
Less: total comprehensive income attributable to non-controlling interests	4,423	176	4,649	494
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$(4,044)	$8,103	$14,989	$22,902

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,890	$23,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,160	23,585
Amortization of deferred financing costs	1,070	1,006
Amortization of favorable leases and asset retirement obligations	380	251
Deferred tax (benefit) expense	(141)	2
Provision for bad debts	547	74
Gain on disposal of property and equipment	(76)	(269)
Unrealized gain on interest rate swaps	—	29
Loss on extinguishment of debt	—	4,697
Equity-based compensation	4,647	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
State income taxes	969	(2,243)
Accounts receivable	8,830	4,187
Notes receivable and due from related parties	4,532	1,280
Inventory	237	471
Other assets and other current assets	(563)	(197)
Accounts payable and accrued expenses	(11,745)	(10,573)
Other liabilities and other current liabilities	57	(241)
Equipment deposits	823	3,782
Deferred revenue	626	(1,300)
Deferred rent	1,330	1,022
Net cash provided by operating activities	56,573	49,075
Cash flows from investing activities:
Additions to property and equipment	(13,830)	(7,667)
Acquisition of franchises	—	(38,638)
Proceeds from sale of property and equipment	76	274
Net cash used in investing activities	(13,754)	(46,031)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	156,946	—
Use of proceeds from issuance of Class A common stock to purchase Holdings Units	(156,946)	—
Proceeds from issuance of long-term debt	120,000	390,000
Principal payments on capital lease obligations	(343)	(997)
Repayment of long-term debt	(3,525)	(184,825)
Payment of deferred financing and other debt-related costs	(1,698)	(7,785)
Premiums paid for interest rate caps	(880)	(2,373)
Distributions to variable interest entities	—	(458)
Distributions to Continuing LLC Members	(171,101)	(193,981)
Net cash used in financing activities	(57,547)	(419)
Effects of exchange rate changes on cash and cash equivalents	(102)	4
Net (decrease) increase in cash and cash equivalents	(14,830)	2,629
Cash and cash equivalents, beginning of period	43,291	31,267
Cash and cash equivalents, end of period	$28,461	$33,896

Supplemental cash flow information:
Net cash paid for income taxes	$1,105	$1,824
Cash paid for interest	$17,063	$14,061
Non-cash investing activities:
Non-cash consideration for acquisition of franchises	$—	$3,000
Non-cash additions to property and equipment	$709	$—

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statement of changes in equity

(Unaudited)

(Amounts in thousands)

		Class A common stock		Class B common stock
	Members' equity	Shares	Amount	Shares	Amount	Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total equity
Balance at December 31, 2014	$146,156	—	$—	—	$—	$(636)	$—	$—	$6,229	$151,749
Distributions to members prior to the recapitalization transactions	(164,693)	—	—	—	—	—	—	—	—	(164,693)
Net income prior to the recapitalization transactions	14,412	—	—	—	—	—	—	—	264	14,676
Other comprehensive loss prior to the recapitalization transactions	—	—	—	—	—	(1,054)	—	—	—	(1,054)
Equity-based compensation expense recorded in connection with recapitalization transactions	4,525	—	—	—	—	—	—	—	—	4,525
Effect of the recapitalization transactions	(400)	26,107	3	72,603	7	—	—	138	252	—
Issuance of Class A common stock in IPO, net of commissions	—	10,491	1	(10,491)	(1)	—	—	—	—	—
Net income subsequent to the recapitalization transactions	—	—	—	—	—	—	—	1,621	4,593	6,214
Tax benefit arrangement liability and deferred taxes arising from the recapitalization transactions and IPO	—	—	—	—	—	—	—	(19,135)	—	(19,135)
Equity-based compensation expense subsequent to the recapitalization transactions	—	—	—	—	—	—	122	—	—	122
Distributions paid to non- controlling unit holders	—	—	—	—	—	—	—	—	(6,408)	(6,408)
Other comprehensive loss subsequent to the recapitalization transactions	—	—	—	—	—	(198)	—	—	—	(198)
Balance at September 30, 2015	$—	36,598	$4	62,112	$6	$(1,888)	$122	$(17,376)	$4,930	$(14,202)

See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 7.1 million members and 1,040 owned and franchised locations (referred to as stores) in 47 states, the District of Columbia, Puerto Rico and Canada as of September 30, 2015.

The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name.
•	Owning and operating fitness centers under the Planet Fitness trade name.
•	Selling fitness-related equipment to franchisee-owned stores.

The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions discussed below, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings and 37.1% of the economic interest. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations, assets, or liabilities.

Initial Public Offering

On August 11, 2015, the Company completed an IPO pursuant to which the Company and selling stockholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. The Company received $156,946 in proceeds from its sale of 10,491,055 shares of Class A common stock, net of underwriting discounts and commissions, which were used to purchase an equal number of limited liability company units (“Holdings Units”) from existing holders (“Continuing LLC Owners”) of interests in Pla-Fit Holdings, at a purchase price per unit equal to the IPO price per share of Class A common stock, net of underwriting discounts and commissions.

Recapitalization Transactions

In connection with the IPO, the Company and Pla-Fit Holdings completed a series of recapitalization transactions on August 5, 2015 which are described below (also see Note 12):

•

Pla-Fit Holdings amended and restated the limited liability company agreement to, among other things, (i) provide for a new single class of limited liability company units, Holdings Units, (ii) exchange all membership interests of the then-existing holders of Pla-Fit Holdings membership interests for Holdings Units and (iii) appoint the Company as the sole managing member of Pla-Fit Holdings.

•	The Company issued 72,602,810 shares of Class B common stock with voting rights but no economic rights to Pla-Fit Holdings’ existing owners on a one-to-one basis for each Holdings Unit owned.
•

The Company merged with Planet Fitness Holdings L.P., a predecessor entity to the Company that held indirect interests in Pla-Fit Holdings, for which the Company issued 26,106,930 shares of Class A common stock to the holders of interests in Planet Fitness Holdings L.P. (the “Direct TSG Investors”).

Subsequent to the IPO and the related recapitalization transactions, the Company is a holding company whose principal asset is a controlling equity interest in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of Holdings Units not owned by the Company. As of September 30, 2015, the Company owned 100% of the voting interest, and approximately 37.1% of the economic interest of Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The recapitalization transactions are considered transactions between entities under common control.  As a result, the financial statements for periods prior to the IPO and the recapitalization transactions are the financial statements of Pla-Fit Holdings as the predecessor to the Company for accounting and reporting purposes.  Unless otherwise specified, “the Company” refers to both Planet Fitness, Inc. and Pla-Fit Holdings throughout the remainder of these notes.

Variable Interest Entities

The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”) and PF Melville LLC (“PF Melville”) based on the determination that the Company is the primary beneficiary with respect to these variable interest entities (“VIEs”). These entities are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores.

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes included in our final prospectus for the Company’s IPO dated August 6, 2015 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC (the “Prospectus”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

As discussed in Note 1, as a result of the recapitalization transactions, Planet Fitness, Inc. consolidates Pla-Fit Holdings and Pla-Fit Holdings is considered to be the predecessor to Planet Fitness, Inc. for accounting and reporting purposes. The Company also consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a VIE, is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include franchise entities and certain other entities. The Company is not deemed to be the primary beneficiary for Planet Fitness franchise entities. Therefore, these entities are not consolidated. See Note 3 for further information related to the Company’s VIEs.

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of assets and liabilities in connection with acquisitions, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, and the liability for the Company’s tax receivable agreements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(c) Fair Value

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,010	$—	$1,010	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,711	$—	$1,711	$—

(d) Recent accounting pronouncements

The FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015. This guidance requires reporting entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity must apply this guidance retrospectively to all prior periods presented in the financial statements. The Company expects the only impact of the adoption of this guidance to be on balance sheet presentation.

The FASB issued ASU No. 2015-02, Income Statement—Consolidation, in February 2015. This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies.  The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
PF Melville	$3,666	$—	$3,479	$—
MMR	$2,902	—	2,750	—
Total	$6,568	$—	$6,229	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $2,040 and $2,896 as of September 30, 2015 and December 31, 2014, respectively.

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
$41,638

(5) National advertising fund

On July 26, 2011, the Company established Planet Fitness NAF, LLC (“NAF”) for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements. The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF. The use of amounts received by NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF. Amounts received by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the condensed consolidated balance sheets. The Company provides administrative services to NAF and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $342 and $274 for the three months ended September 30, 2015 and 2014, respectively, and $1,026 and $829 for the nine months ended September 30, 2015 and 2014, respectively. The fees paid to the Company by NAF are included in the condensed consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(6) Property and equipment

Property and equipment as of September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
Land	$910	$910
Equipment	27,226	22,137
Leasehold improvements	36,337	27,361
Buildings and improvements	5,107	5,119
Vehicles	155	155
Other	4,587	4,250
Construction in progress	3,309	5,375
	77,631	65,307
Accumulated Depreciation	(23,296)	(15,728)
Total	$54,335	$49,579

The Company recorded depreciation expense of $2,716 and $2,450 for the three months ended September 30, 2015 and 2014, respectively, and $8,360 and $6,483 for the nine months ended September 30, 2015 and 2014, respectively.

(7) Goodwill and intangible assets

A summary of goodwill and intangible assets at September 30, 2015 and December 31, 2014 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
September 30, 2015	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(53,585)	$118,197
Noncompete agreements	5.0	14,500	(8,402)	6,098
Favorable leases	7.5	2,935	(1,159)	1,776
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(2,335)	6,615
		201,567	(68,881)	132,686
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(68,881)	$278,986
Goodwill		$176,981	$—	$176,981

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2014	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	$(41,130)	$130,652
Noncompete agreements	5.0	14,500	(6,229)	8,271
Favorable leases	7.5	2,935	(779)	2,156
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(1,167)	7,783
		201,567	(52,705)	148,862
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(52,705)	$295,162
Goodwill		$176,981	$—	$176,981

The Company determined that no impairment charges were required during any periods presented.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(8) Long-term debt

Long-term debt as of September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014

Term loan B requires quarterly installments

   plus interest through the term of the loan, maturing

   March 31, 2021. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.75% at September 30, 2015 and December 31, 2014)	$503,550	$387,075

Revolving credit line, requires interest only

   payments through the term of the loan, maturing

   March 31, 2019. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.25% at September 30, 2015 and December 31, 2014)	—	—
Total debt	$503,550	$387,075
Current portion of long-term debt and line of credit	5,100	3,900
Long-term debt, net of current portion	$498,450	$383,175

On March 31, 2014, the Company entered into a five-year $430,000 credit facility with a consortium of banks and lenders to refinance its existing indebtedness, as well as to provide funds for working capital, capital expenditures, acquisitions, a $173,900 dividend and general corporate purposes. The facility consisted of a $390,000 Term Loan and a $40,000 Revolving Credit Facility. On March 31, 2015, the Company amended this credit facility to increase the Term Loan to $510,000 to fund a cash dividend of $140,000. The unused portion of the Revolving Credit Facility as of September 30, 2015 was $40,000. The Term Loan calls for quarterly principal installment payments of $1,275 through March 2021. Capitalized debt issuance costs associated with the outstanding term loan and revolving credit line totaled $9,930 and are reflected in other long-term assets in the Company’s condensed consolidated balance sheet, net of accumulated amortization of $2,007 as of September 30, 2015.

The credit facility requires the Company to meet certain financial covenants, which the Company was in compliance with as of September 30, 2015. The facility is secured by all of the Company’s assets, excluding the assets attributable to the consolidated VIEs (see Note 3).

Future annual principal payments of long-term debt as of September 30, 2015 are as follows:

Amount
Remainder of 2015	$1,275
2016	5,100
2017	5,100
2018	5,100
2019	5,100
Thereafter	481,875
Total	$503,550

(9) Derivative instruments and hedging activities

The Company utilizes interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

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

During 2014, the Company utilized LIBOR-based interest rate swap agreements that were entered into to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. It was determined on March 31, 2014 that the hedge was ineffective and expense of $92 was reclassified from other comprehensive income to interest expense. The interest rate swaps were all terminated by September 2014.

In September 2014 and September 2015, the Company entered into a series of interest rate caps. As of September 30, 2015, the Company had interest rate cap agreements with notional amounts of $328,000 outstanding that were entered into in order to hedge LIBOR greater than 1.5%.

The interest rate cap balances of $1,010 and $1,711 were recorded within other assets in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $1,497, net of tax of $80, within other comprehensive loss during the nine months ended September 30, 2015.

As of September 30, 2015, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(10) Deferred revenue

The summary set forth below represents the balances in deferred revenue as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Prepaid membership fees	$4,433	$5,382
Enrollment fees	1,639	1,692
Equipment discount	2,629	2,689
Annual membership fees	4,773	5,696
Area development and franchise fees	10,921	8,420
Total deferred revenue	24,395	23,879
Long-term portion of deferred revenue	12,033	9,330
Current portion of deferred revenue	$12,362	$14,549

Equipment deposits received in advance of delivery, placement and customer acceptance as of September 30, 2015 and December 31, 2014 were $7,498 and $6,675, respectively.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(11) Related party transactions

Amounts due from stockholders/members as of September 30, 2015 and December 31, 2014 relate to reimbursements for certain taxes owed and paid by the Company.

	September 30, 2015	December 31, 2014
Accounts receivable – related entities	$34	$11
Accounts receivable – stockholders/members	4,674	1,130
	4,708	1,141
Due from related parties, current portion	4,708	1,141
Due from related parties, net of current portion	$—	$—

Activity with entities considered to be related parties is summarized below.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Franchise revenue	$298	$178	$868	$524
Equipment revenue	425	1,796	1,108	3,115
Total revenue from related parties	$723	$1,974	$1,976	$3,639

The Company paid management fees to TSG Consumer Partners, LLC (TSG) totaling $1,384 and $250 during the three months ended September 30, 2015 and 2014, respectively, and $1,899 and $831 for the nine months ended September 30, 2015 and 2014, respectively. In connection with the IPO, the Company paid a $1,000 termination fee related to the termination of its management agreement with TSG, which is included in the fees paid for three and nine months ended September 30, 2015.

(12) Stockholder’s equity

The recapitalization transactions

We refer to the Merger, Reclassification and entry into the Exchange agreement, each as described below, as the “recapitalization transactions.” The Merger was effected pursuant to a merger agreement by and among the Company and Planet Fitness Holdings, L.P. (a predecessor entity to the Company) and the recapitalization transactions were effected pursuant to a recapitalization agreement by and among the Company, Pla-Fit Holdings, the Continuing LLC Owners and Direct TSG Investors.

Merger

Prior to the Merger, the Direct TSG Investors held interests in Planet Fitness Holdings, L.P., a predecessor entity to the Company that held indirect interests in Pla-Fit Holdings. Planet Fitness Holdings, L.P. was formed in October 2014 and had no material assets, liabilities or operations, other than as a holding company owning indirect interests in Pla-Fit Holdings. The Direct TSG Investors consist of investment funds affiliated with TSG. Pursuant to a merger agreement dated June 22, 2015, upon the pricing of the IPO, Planet Fitness Holdings, L.P. merged with and into the Company, and the interests in Planet Fitness Holdings, L.P. held by the Direct TSG Investors were converted into 26,106,930 shares of Class A common stock of the Company. We refer to this as the “Merger.” All shares of Class A common stock have both voting and economic rights in Planet Fitness, Inc.

The Merger was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Reclassification

The equity interests of Pla-Fit Holdings previously consisted of three different classes of limited liability company units (Class M, Class T and Class O). Prior to the completion of the IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated to, among other things, modify its capital structure to create a single new class of units, the Holdings Units. We refer to this capital structure modification as the “Reclassification.”

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The Direct TSG Investors’ indirect interest in Pla-Fit Holdings was held through Planet Fitness Holdings, L.P. As a result, following the Merger, in which Planet Fitness Holdings, L.P. merged with and into the Company, the Direct TSG Investors’ indirect interests in Pla-Fit Holdings are held through the Company. Therefore, the Holdings Units received in the Reclassification were allocated to: (1) the Continuing LLC Owners based on their existing interests in Pla-Fit Holdings; and (2) the Company to the extent of the Direct TSG Investors’ indirect interest in Pla-Fit Holdings. The number of Holdings Units allocated to the Company in the Reclassification was equal to the number of shares of Class A common stock that the Direct TSG Investors received in the Merger (on a one-for-one basis).

The Reclassification was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Following the Merger and the Reclassification, the Company issued to Continuing LLC Owners 72,602,810 shares of Class B common stock, one share of Class B common stock for each Holdings Unit they held. The shares of Class B common stock have no rights to dividends or distributions, whether in cash or stock, but entitle the holder to one vote per share on matters presented to stockholders of the Company. The Continuing LLC Owners consist of investment funds affiliated with TSG and certain employees and directors.

Pursuant to the LLC agreement that went into effect at the time of the Reclassification (“New LLC Agreement”), the Company was designated as the sole managing member of Pla-Fit Holdings. Accordingly, the Company has the right to determine when distributions will be made by Pla-Fit Holdings to its members and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If the Company authorizes a distribution by Pla-Fit Holdings, the distribution will be made to the members of Pla-Fit Holdings, including the Company, pro rata in accordance with the percentages of their respective Holdings Units.

The holders of Holdings Units will incur U.S. federal, state and local income taxes on their allocable share of any taxable income of Pla-Fit Holdings (as calculated pursuant to the New LLC Agreement). Net profits and net losses of Pla-Fit Holdings will generally be allocated to its members pursuant to the New LLC Agreement pro rata in accordance with the percentages of their respective Holdings Units. The New LLC Agreement provides for cash distributions to the holders of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings for the relevant year have been insufficient to cover such liability. Generally, these tax distributions are computed based on the estimated taxable income of Pla-Fit Holdings allocable to the holders of Holdings Units multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual or corporation resident in San Francisco, California (taking into account the non-deductibility of certain expenses and the character of the Company’s income).

Exchange agreement

Following the Merger and the Reclassification, the Company and the Continuing LLC Owners entered into an exchange agreement under which the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. As a Continuing LLC Owner exchanges Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock, the number of Holdings Units held by the Company will be correspondingly increased as it acquires the exchanged Holdings Units and cancels a corresponding number of shares of Class B common stock.

Offering transactions

In connection with the completion of the IPO on August 11, 2015, in order to facilitate the disposition of equity interests in Pla-Fit Holdings held by Continuing LLC Owners affiliated with TSG, the Company used the net proceeds received to purchase issued and outstanding Holdings Units from these Continuing LLC Owners that they received in the Reclassification. In connection with the IPO, the Company purchased 10,491,055 issued and outstanding Holdings Units from these Continuing LLC Owners for an aggregate of $156,946. This is in addition to the 26,106,930 Holdings Units that the Company acquired in the Reclassification on a one-for-one basis in relation to the number of shares of Class A common stock issued to the Direct TSG Investors in the Merger. Accordingly, following the IPO, the Company holds 36,597,985 Holdings Units, which is equal to the number of shares of Class A common stock that were issued to the Direct TSG Investors and investors in the IPO. The Direct TSG Investors, who did not receive Holdings Units in the Reclassification but received shares of Class A common stock in the Merger, sold 5,033,945 shares of Class A common stock in the IPO as selling stockholders. All expenses of the IPO, other than underwriter discounts and commissions, were borne by Pla-Fit Holdings or reimbursed by Pla-Fit Holdings to the Company and amounted to $2,167 and $7,239 for the three and nine

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

months ended September 30, 2015, respectively. These amounts were recorded in selling, general, and administrative expense in the accompanying statements of operations and could not be capitalized because the Company did not retain any proceeds from the IPO.

As a result of the recapitalization transactions and the offering transactions, upon completion of the IPO:

•

the investors in the IPO collectively owned 15,525,000 shares of our Class A common, representing 15.7% of the voting power in the Company and, through the Company, 15.7% of the economic interest in Pla-Fit Holdings;

•

the Direct TSG Investors own 21,072,985 shares of our Class A common stock, representing 21.4% of the voting power in the Company and, through the Company, 21.4% of the economic interest in Pla-Fit Holdings; and

•

the Continuing LLC Owners collectively hold 62,111,755 Holdings Units, representing 62.9% of the economic interest in Pla-Fit Holdings and 62,111,755 shares of our Class B common stock, representing 62.9% of the voting power in the Company.

(13) Equity-based compensation

The Company has granted equity awards to employees in the form of Class M Units. During the nine months ended September 30, 2015, there were forfeitures of 21.053 Class M units. There were no grants of Class M Units during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company modified the vesting terms of 10.737 outstanding Class M Units such that those units are fully vested and eligible to receive distributions following a liquidity event. In connection with the IPO and related recapitalization transactions as described in Note 1, all of the outstanding Class M Units were converted into Holdings Units and Class B common shares of Planet Fitness, Inc. in accordance with the terms of the awards. The Company’s IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding Class B Common shares were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share. The Company recorded $4,584 of compensation expense in the three and nine months ended September 30, 2015 related to these awards. As of September 30, 2015, 2,194,402 Holdings Units were vested. The amount of total unrecognized compensation cost related to all awards under this plan was $875 as of September 30, 2015.

Stock Options

In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the "2015 Plan") under which the Company may grant options to purchase up to 7,896,800 shares and other equity-based awards to employees, directors and officers. In connection with the IPO, the Company granted options to purchase up to 106,030 shares to certain employees with an exercise price of $16.00 per share. Options to purchase an additional 10,660 shares were granted during the three months ended September 30, 2015, with an exercise price of $17.50 per share. All stock options awarded vest annually over a period of four years.

The fair value of stock option awards granted during the three and nine months ended September 30, 2015 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Expected term (years) (1)	6.25
Expected volatility (2)	35.4%
Risk-free interest rate (3)	1.82%
Dividend yield (4)	—

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

A summary of stock option activity for the three and nine months ended September 30, 2015:

	Stock Options	Weighted average exercise price
Outstanding at beginning of period	—	$—
Granted	116,690	16.14
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	116,690	$16.14

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2015 and 2014 was $6.14. During the three and nine months ended September 30, 2015, $60 was recorded to selling, general and administrative expense related to the stock options. As of September 30, 2015, there were 116,690 stock options outstanding none of which were exercisable. As of September 30, 2015, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $634, which is expected to be recognized over a weighted-average period of 3.9 years.

Restricted stock units

During the three and nine months ended September 30, 2015, the Company granted 8,160 restricted Class A stock units (“RSUs”) to one member of its Board of Directors under the 2015 Plan. The RSUs granted vest in three equal annual installments beginning on first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. The grant date fair value of these awards totaled $150. The Company is recognizing the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

(14) Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. for the period from August 6, 2015 through September 30, 2015, the period following the recapitalization transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to August 6, 2015, therefore no earnings per share information has been presented for any period prior to that date.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to Planet Fitness, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related Holdings Units, are exchangeable into shares of Class A common stock on a one-for-one basis.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	August 6, 2015 through September 30, 2015
Numerator
Net income	$6,214
Less: net income attributable to non-controlling interests	4,593
Net income attributable to Planet Fitness, Inc.	$1,621

Denominator
Weighted-average shares of Class A common stock outstanding - basic	35,661,284

Earnings per share of Class A common stock - basic	$0.05

Diluted net income per share:
Numerator
Net income available to Class A common stockholders	$1,621
Reallocation of net income assuming conversion of Holdings Units	4,518
Incremental tax effect of reallocation of net income assuming conversion of Holdings Units	(1,740)
Net income attributable to Class A common stockholders - diluted	$4,399

Denominator
Weighted-average shares of Class A common stock outstanding - basic	35,661,284
Assumed conversion of Holdings Units to shares of Class A common stock	63,048,456
Weighted-average shares of Class A common stock outstanding - diluted	98,709,740

Earnings per share of Class A common stock - diluted	$0.04

Stock options and restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(15) Income taxes

As a result of the recapitalization transactions, the Company became the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including the Company following the recapitalization transactions, on a pro rata basis. Planet Fitness Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings following the recapitalization transactions. The Company is also subject to taxes in foreign jurisdictions.

Our effective tax rate of 40.3%, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the 37.1% portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by the Company following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.9% applied to non-controlling interests, representing the remaining 62.9% of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings.

Net deferred tax assets of $122,746 as of September 30, 2015, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the recapitalization transactions and IPO.  Net deferred tax liabilities of $343 as of December 31, 2014, relate primarily to the tax effects of temporary differences for acquired intangible assets. The

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Company has net operating loss carryforwards related to its Canada operations of approximately $2,360, which begin to expire in 2034. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As of September 30, 2015, the total liability related to uncertain tax positions is $300. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the nine months ended September 30, 2015 were not material.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 12), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. In connection with the IPO, the Company recorded a liability of $142,011 related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2015	$—
2016	3,022
2017	7,302
2018	7,485
2019	7,540
Thereafter	116,662
Total	$142,011

(16) Commitments and contingencies

The Company rents equipment, office, and warehouse space at various locations in the United States and Canada under noncancelable operating leases. Rental expense was $4,622 and $4,185 for the three months ended September 30, 2015 and 2014, respectively, and $13,593 and $11,637 for the nine months ended September 30, 2015 and 2014, respectively. Approximate annual future commitments under noncancelable operating leases as of September 30, 2015 are as follows:

Amount
Remainder of 2015	$3,335
2016	13,223
2017	12,708
2018	11,751
2019	10,356
Thereafter	54,083
Total	$105,456

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

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

As of September 30, 2015, the Company had advertising purchase commitments of approximately $16,837, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $23,325 primarily related to equipment to be sold to franchisees.

The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $2,040 and $2,896 as of September 30, 2015 and December 31, 2014, respectively.

During 2013, the Company adopted the 2013 Performance Incentive Plan, which called for pre-determined bonuses to be paid to employees of the Company upon a future liquidity event of the Company, including an initial public offering that exceeds a predetermined threshold. In connection with the IPO, the Company paid bonuses and recorded expense of $1,688 related to this plan.

(17) Segments

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

The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Franchise segment	$19,794	$15,780	$63,430	$50,707
Corporate-owned stores segment	25,153	22,692	73,674	62,823
Equipment segment	23,870	24,995	87,588	70,228
Total revenue	$68,817	$63,467	$224,692	$183,758

Franchise segment revenue includes franchise revenue and commission income.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Franchise revenue includes revenues generated from franchisee-owned stores in Puerto Rico of $123 and $98 for the three months ended September 30, 2015 and 2014, respectively, and $328 and $259 for the nine months ended September 30, 2015 and 2014, respectively. The Company’s Canadian corporate-owned stores generated revenue of $950 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $1,958 and $0 for the nine months ended September 30, 2015 and 2014, respectively. Equipment revenue includes revenues from equipment sold in Puerto Rico of $1,071 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $1,071 and $583 for the nine months ended September 30, 2015 and 2014, respectively. All other revenue for the periods presented was generated from corporate-owned and franchisee-owned stores within the United States. Franchise revenue includes revenue generated from placement services of $1,623 and $1,489 for the three months ended September 30, 2015 and 2014, respectively, and $5,895 and $4,586 for the nine months ended September 30, 2015 and 2014, respectively. Included in selling, general and administrative expenses were costs related to placement services of $766 and $493 for the three months ended September 30, 2015 and 2014, respectively, and $2,278 and $1,500 for the nine months ended September 30, 2015 and 2014, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment EBITDA
Franchise	$15,496	$11,879	$46,778	$39,311
Corporate-owned stores	9,256	9,416	26,342	24,200
Equipment	4,909	5,714	18,914	15,193
Corporate and other	(13,161)	(4,959)	(27,191)	(14,010)
Total Segment EBITDA	$16,500	$22,050	$64,843	$64,694

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total Segment EBITDA	$16,500	$22,050	$64,843	$64,694
Less:
Depreciation and amortization	7,976	8,542	24,160	23,585
Other expense	(1,815)	(447)	(2,627)	(1,089)
Income from operations	10,339	13,955	43,310	42,198
Interest expense, net	(6,556)	(5,097)	(17,872)	(16,705)
Other expense	(1,815)	(447)	(2,627)	(1,089)
Income before income taxes	$1,968	$8,411	$22,811	$24,404

The following table summarizes the Company’s assets by reportable segment:

	September 30, 2015	December 31, 2014
Franchise	$124,866	$183,964
Corporate-owned stores	174,327	161,183
Equipment	262,489	250,578
Unallocated	139,461	13,551
Total consolidated assets	$701,143	$609,276

The table above includes $3,366 and $2,011 of long-lived assets located in the Company’s corporate-owned stores in Canada as of September 30, 2015 and December 31, 2014, respectively.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2015	December 31, 2014
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

(18) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Franchisee-owned stores:
Stores operated at beginning of period	956	764	863	704
New stores opened	26	24	122	93
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(10)
Stores operated at end of period	982	787	982	787
Corporate-owned stores:
Stores operated at beginning of period	58	54	55	45
New stores opened	—	—	3	1
Stores acquired from franchisees	—	—	—	8
Stores operated at end of period	58	54	58	54
Total stores:
Stores operated at beginning of period	1,014	818	918	749
New stores opened	26	24	125	94
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(2)
Stores operated at end of period	1,040	841	1,040	841

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

As of September 30, 2015, we had more than 7.1 million members and 1,040 stores in 47 states, the District of Columbia, Puerto Rico and Canada. Of our 1,040 stores, 982 are franchised and 58 are corporate-owned.

As of September 30, 2015, we had 982 franchisee-owned stores and had commitments to open more than 1,000 new stores under existing ADAs. Of the 58 existing corporate-owned stores as of September 30, 2015, eight of these stores were acquired from a franchisee (who is still an existing franchisee with other stores) on March 31, 2014.

On August 11, 2015, the Company completed an IPO pursuant to which the Company and selling stockholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. The Company received $156.9 million in proceeds, net of underwriting discounts and commissions, which were used to purchase Holdings Units from the Continuing LLC Owners, at a purchase price per unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions.

Our Segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico and Canada. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2015 and 2014. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in millions)
Revenue
Franchise segment	$19.8	$15.8	$63.5	$50.7
Corporate-owned stores segment	25.1	22.7	73.6	62.8
Equipment segment	23.9	25.0	87.6	70.2
Total revenue	$68.8	$63.5	$224.7	$183.7

Segment EBITDA
Franchise	$15.5	$11.9	$46.8	$39.3
Corporate-owned stores	9.3	9.4	26.3	24.2
Equipment	4.9	5.7	18.9	15.2
Corporate and other	(13.1)	(5.0)	(27.1)	(14.0)
Total Segment EBITDA	$16.6	$22.0	$64.9	$64.7

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in millions)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three Months Ended September 30, 2015:
Income from operations	$13.4	$5.4	$3.4	$(11.9)	$10.3
Depreciation and amortization	2.1	4.3	1.5	0.1	8.0
Other income (expense)	—	(0.4)	—	(1.3)	(1.7)
Segment EBITDA	$15.5	$9.3	$4.9	$(13.1)	$16.6

Three Months Ended September 30, 2014:
Income from operations	$9.8	$4.6	$4.1	$(4.6)	$13.9
Depreciation and amortization	2.1	4.8	1.6	—	8.5
Other income (expense)	—	—	—	(0.4)	(0.4)
Segment EBITDA	$11.9	$9.4	$5.7	$(5.0)	$22.0

Nine Months Ended September 30, 2015:
Income from operations	$40.3	$14.0	$14.3	$(25.3)	$43.3
Depreciation and amortization	6.5	13.0	4.6	0.1	24.2
Other income (expense)	—	(0.7)	—	(1.9)	(2.6)
Segment EBITDA	$46.8	$26.3	$18.9	$(27.1)	$64.9

Nine Months Ended September 30, 2014:
Income from operations	$33.0	$11.7	$10.5	$(13.0)	$42.2
Depreciation and amortization	6.3	12.5	4.7	0.1	23.6
Other income (expense)	—	—	—	(1.1)	(1.1)
Segment EBITDA	$39.3	$24.2	$15.2	$(14.0)	$64.7

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, EBITDA, Adjusted EBITDA, Segment EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share and why we present EBITDA, Adjusted EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share, and for a reconciliation of our EBITDA, Adjusted EBITDA, and pro forma adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Franchisee-owned stores:
Stores operated at beginning of period	956	764	863	704
New stores opened	26	24	122	93
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(10)
Stores operated at end of period	982	787	982	787

Corporate-owned stores:
Stores operated at beginning of period	58	54	55	45
New stores opened	—	—	3	1
Stores acquired from franchisees	—	—	—	8
Stores operated at end of period	58	54	58	54

Total stores:
Stores operated at beginning of period	1,014	818	918	749
New stores opened	26	24	125	94
Stores debranded, sold or consolidated(1)	—	(1)	(3)	(2)
Stores operated at end of period	1,040	841	1,040	841

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

The following table shows our same store sales for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Same store sales data

Same store sales growth:
Franchisee-owned stores	7.3%	10.4%	8.8%	11.7%
Corporate-owned stores	1.7%	4.7%	2.2%	5.4%
System-wide stores	6.9%	9.7%	8.3%	11.1%

Number of stores in same store sales base:
Franchisee-owned stores	782	624	782	624
Corporate-owned stores	54	45	54	45
Total stores	836	677	836	677

 Non-GAAP Financial Measures

We refer to EBITDA and Adjusted EBITDA as we use these measure to evaluate our operating performance and we believe these measures are useful to investors in evaluating our performance. EBITDA and Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as substitutes for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in millions)
Net income	$0.8	$8.4	$20.9	$23.5
Interest expense, net (1)	6.6	5.1	17.9	16.7
Provision for income taxes	1.2	0.1	1.9	0.9
Depreciation and amortization	8.0	8.5	24.2	23.6
EBITDA	16.6	22.1	64.9	64.7
Purchase accounting adjustments (2)	0.4	0.4	1.2	2.3
Management fees (3)	1.4	0.3	1.9	0.9
IT system upgrade costs (4)	(0.1)	0.2	3.9	0.5
Transaction fees (5)	—	0.1	—	0.5
IPO-related costs (6)	2.1	0.4	7.2	0.6
IPO related compensation expense(7)	6.2	—	6.2	—
Pre-opening costs (8)	—	0.2	0.8	0.7
Other (9)	—	0.1	—	0.1
Adjusted EBITDA	$26.6	$23.8	$86.1	$70.3

(1)	Includes $4.7 million of loss on extinguishment of debt in the nine months ended September 30, 2014.
(2)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings, LLC on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.

(3)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, resulting in a $1 million termination fee in the three and nine months ended September 30, 2015.

(4)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(5)	Represents transaction fees and expenses primarily related to business acquisitions.
(6)	Represents legal, accounting and other costs incurred in connection with the IPO.
(7)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(8)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(9)

Represents certain other charges that we do not believe reflect our underlying business performance. In 2014, these charges were related to restoration and business interruption costs from the flood that occurred in our Bayshore, New York store in August 2014.

As a result of the recapitalization transactions that occurred prior to our initial public offering, the operating agreement of Pla-Fit Holdings, LLC was amended and restated to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings, LLC. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings, LLC. As a result of the recapitalization transactions and the amended and restated Pla-Fit Holdings LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, LLC, and Pla-Fit Holdings, LLC is considered the predecessor to Planet Fitness, Inc. for accounting purposes.  Our presentation of pro forma adjusted net income and pro forma adjusted net income per diluted share gives effect to the consolidation of Pla-Fit Holdings, LLC with Planet Fitness, Inc. resulting from the recapitalization transactions and the amended and restated Pla-Fit Holdings LLC Agreement as of January 1, 2014. In addition, Pro forma adjusted net income assumes net income is all attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Pro forma adjusted net income per diluted share is calculated by dividing Pro forma adjusted net income by the total shares of Class A common stock outstanding as though the IPO had occurred and those shares were outstanding for each period presented and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common shares as of the beginning of each period presented. Pro forma adjusted net income and Pro forma adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe Pro forma adjusted net income and Pro forma adjusted net income per diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Pro forma adjusted net income to net income, the most directly comparable GAAP measure, and the computation of Pro forma adjusted net income per diluted share are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$0.8	$8.4	$20.9	$23.5
Provision for income taxes, as reported	1.2	0.1	1.9	0.9
Purchase accounting adjustments(1)	0.4	0.4	1.2	2.3
Management fees(2)	1.4	0.3	1.9	0.9
IT system upgrade costs(3)	(0.1)	0.2	3.9	0.5
Transaction fees(4)	—	0.1	—	0.5
IPO-related costs(5)	2.1	0.4	7.2	0.6
IPO related compensation expense(6)	6.2	—	6.2	—
Pre-openings costs(7)	—	0.2	0.8	0.7
Other(8)	—	0.1	—	0.1
Purchase accounting amortization(9)	5.3	6.1	15.8	17.1
Adjusted income before income taxes	$17.3	$16.3	$59.8	$47.1
Pro forma income taxes(10)	7.0	6.6	24.2	19.1
Pro forma adjusted net income	$10.3	$9.7	$35.6	$28.0

Pro forma adjusted net income per share, diluted	$0.10	$0.10	$0.36	$0.28

Pro forma shares outstanding(11)	98.7	98.7	98.7	98.7

(1)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings, LLC on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.

(2)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, resulting in a $1 million termination fee in the three and nine months ended September 30, 2015.

(3)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(4)	Represents transaction fees and expenses primarily related to business acquisitions.
(5)	Represents legal, accounting and other costs incurred in connection with the IPO.
(6)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(7)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(8)

Represents certain other charges that we do not believe reflect our underlying business performance. In 2014, these charges were related to restoration and business interruption costs from the flood that occurred in our Bayshore, New York store in August 2014.

(9)

Represents the impact of the amortization of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings, LLC on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014.

(10)

Represents corporate income taxes at an assumed effective tax rate of 40.3% for the three months and nine months ended September 30, 2015 and September 30, 2014 applied to adjusted income before income taxes.

(11)	Assumes the full exchange of all outstanding Holdings Units and corresponding Class B common shares for shares of Class A common stock of Planet Fitness, Inc. for all periods presented.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Franchise revenue	23.5%	20.5%	23.1%	22.2%
Commission income	5.3%	4.4%	5.2%	5.4%
Franchise segment	28.8%	24.9%	28.3%	27.6%
Corporate-owned stores	36.5%	35.8%	32.8%	34.2%
Equipment	34.7%	39.3%	38.9%	38.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.4%	31.8%	31.2%	31.5%
Store operations	20.8%	19.7%	19.3%	19.5%
Selling, general and administrative	25.2%	13.5%	19.5%	12.7%
Depreciation and amortization	11.6%	13.5%	10.8%	12.8%
Other (gain) loss	0.0%	(0.4%)	0.0%	0.6%
Total operating costs and expenses	85.0%	78.1%	80.8%	77.1%
Income from operations	15.0%	21.9%	19.2%	22.9%
Other income (expense), net:
Interest expense, net	(9.5%)	(8.0%)	(8.0%)	(9.1%)
Other income (expense)	(2.6%)	(0.7%)	(1.2%)	(0.6%)
Total other expense, net	(12.1%)	(8.7%)	(9.2%)	(9.7%)
Income before income taxes	2.9%	13.2%	10.0%	13.2%
Provision for income taxes	1.8%	0.2%	0.9%	0.5%
Net income	1.1%	13.0%	9.1%	12.7%
Less net income attributable to non-controlling interests	6.7%	0.3%	2.2%	0.3%
Net income (loss) attributable to Planet Fitness, Inc.	(5.6%)	12.7%	6.9%	12.4%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in millions)
Revenue:
Franchise revenue	$16.2	$13.0	$51.9	$40.8
Commission income	3.6	2.8	11.6	9.9
Franchise segment	19.8	15.8	63.5	50.7
Corporate-owned stores	25.1	22.7	73.6	62.8
Equipment	23.9	25.0	87.6	70.2
Total revenue	68.8	63.5	224.7	183.7
Operating costs and expenses:
Cost of revenue	18.9	20.2	70.1	57.8
Store operations	14.3	12.5	43.4	35.8
Selling, general and administrative	17.3	8.6	43.8	23.3
Depreciation and amortization	8.0	8.5	24.2	23.6
Other (gain) loss	—	(0.3)	(0.1)	1.0
Total operating costs and expenses	58.5	49.5	181.4	141.5
Income from operations	10.3	14.0	43.3	42.2
Other income (expense), net:
Interest expense, net	(6.6)	(5.1)	(17.9)	(16.7)
Other income (expense)	(1.7)	(0.4)	(2.6)	(1.1)
Total other expense, net	(8.3)	(5.5)	(20.5)	(17.8)
Income before income taxes	2.0	8.5	22.8	24.4
Provision for income taxes	1.2	0.1	1.9	0.9
Net income	0.8	8.4	20.9	23.5
Less net income attributable to non-controlling interests	4.6	0.2	4.9	0.5
Net income (loss) attributable to Planet Fitness, Inc.	$(3.8)	$8.2	$16.0	$23.0

Comparison of the three months ended September 30, 2015 and 2014

Revenue

Total revenues were $68.8 million in the three months ended September 30, 2015, compared to $63.5 million in the three months ended September 30, 2014, an increase of $5.3 million, or 8.4%.

Franchise segment revenue was $19.8 million in the three months ended September 30, 2015, compared to $15.8 million in the three months ended September 30, 2014, an increase of $4.0 million, or 25.4%.

Franchise revenue was $16.2 million in the three months ended September 30, 2015 compared to $13.0 million in the three months ended September 30, 2014, an increase of $3.2 million or 24.1%. Included in franchise revenue is royalty revenue of $10.9 million, franchise and other fees of $3.7 million, and placement revenue of $1.6 million for the three months ended September 30, 2015, compared to royalty revenue of $7.9 million, franchise and other fees of $3.6 million, and placement revenue of $1.5 million for the three months ended September 30, 2014. The $3.0 million increase in royalty revenue was primarily driven by $2.0 million attributable to royalties from an additional 195 stores in the three months ended September 30, 2015 that have opened since September 30, 2014, and $0.9 million attributable to a same store sales increase of 7.3% in franchisee-owned stores.

Commission income, which is included in our franchise segment, was $3.6 million in the three months ended September 30, 2015 compared to $2.8 million in the three months ended September 30, 2014, an increase of $0.8 million or 31.6%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Revenue from our corporate-owned stores segment was $25.1 million in the three months ended September 30, 2015, compared to $22.7 million in the three months ended September 30, 2014, an increase of $2.4 million, or 10.8%. Incremental revenue for stores not included in the same store sales base led to an increase in revenue of $1.7 million in the three months ended September 30, 2015. Additionally, same store sales from corporate-owned stores increased 1.7% in the three months ended September 30, 2015, which contributed incremental revenues of $0.3 million.

Equipment segment revenue was $23.9 million in the three months ended September 30, 2015, compared to $25.0 million in the three months ended September 30, 2014, a decrease of $1.1 million, or 4.5%. This decrease was primarily driven by lower replacement equipment sales to existing franchisee-owned stores and a decrease attributable to new equipment sales from lower pricing per new store and a slight decrease in the average size of new stores in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Cost of revenue

Cost of revenue was $18.9 million in the three months ended September 30, 2015 compared to $20.2 million in the three months ended September 30, 2014, a decrease of $1.3 million, or 6.5%. Cost of revenue primarily relates to our equipment segment and decreased primarily due to lower replacement equipment sales to existing franchisee-owned stores and a decrease attributable to new equipment sales from lower pricing per new store and a slight decrease in the average size of new stores in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease in costs is consistent with the decrease in equipment revenue.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $14.3 million in the three months ended September 30, 2015 compared to $12.5 million in the three months ended September 30, 2014, an increase of $1.8 million, or 14.5%. Of the $1.8 million increase, $1.4 million was attributable to incremental costs and expenses related to four new corporate-owned stores opened since July 1, 2014.

Selling, general and administrative

Selling, general and administrative expenses were $17.3 million in the three months ended September 30, 2015 compared to $8.6 million in the three months ended September 30, 2014, an increase of $8.7 million, or 102.1%. Of the $8.7 million increase, $6.2 million was cash-based and equity-based compensation expense recorded in connection with the IPO, and $2.1 million is due to incremental costs incurred in connection with the IPO, which we were not able to capitalize because we did not retain any proceeds from the IPO. We also incurred $1.0 million related to additional expenses to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, pre-opening support and store operational excellence functions. We anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $8.0 million in the three months ended September 30, 2015 compared to $8.5 million in the three months ended September 30, 2014, a decrease of $0.5 million, or 6.6%.

Other (gain) loss

Other (gain) loss was $0 in the three months ended September 30, 2015 compared to a gain of $0.3 million in the three months ended September 30, 2014.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $6.6 million in the three months ended September 30, 2015 compared to $5.1 million in the three months ended September 30, 2014, an increase of $1.5 million, or 28.6%. The increase in interest expense is a result of the additional $120.0 million in borrowings which occurred on March 31, 2015.

Other expense

Other expense was $1.7 million in the three months ended September 30, 2015 compared to $0.4 million in the three months ended September 30, 2014, an increase of $1.3 million or 306%. Other expense primarily consists of management fees we paid to TSG, realized gains (losses) on derivative activities, as well as the effects of foreign currency gains and losses, and includes a $1.0 million termination fee recorded in the three months ended September 30, 2015 related to the TSG management agreement which terminated in connection with the IPO.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for US federal income tax purposes as well as in most states.  As a result, entity level taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, the Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings, LLC. Our effective tax rate of 40.3%, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the 37.1% portion of income before taxes that represents the economic interest in Pla-Fit Holdings, LLC held by the Company following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.9% applied to non-controlling interests, representing the remaining 62.9% of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings, LLC.

Segment results

Franchise

Segment EBITDA for the franchise segment was $15.5 million in the three months ended September 30, 2015 compared to $11.9 million in the three months ended September 30, 2014, an increase of $3.6 million, or 30.4%. This increase was primarily the result of growth in our franchise segment revenue of $2.0 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $0.9 million attributable to a same store sales increase of 7.3% in franchisee-owned stores and $0.8 million of higher vendor commissions, offset by higher operating expenses. Depreciation and amortization was consistent at $2.1 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $9.3 million in the three months ended September 30, 2015 compared to $9.4 million in the three months ended September 30, 2014, a decrease of $0.1 million, or 1.7%. This decrease was the result of higher revenue related to four more stores open during the three months ended September 30, 2015, more than offset by operating costs, including pre-opening expenses, associated with these newer stores compared to the three months ended September 30, 2014. Depreciation and amortization was $4.3 million for the three months ended September 30, 2015, compared to $4.8 million for the three months ended September 30, 2014.

Equipment

Segment EBITDA for the equipment segment was $4.9 million in the three months ended September 30, 2015 compared to $5.7 million in the three months ended September 30, 2014, a decrease of $0.8 million, or 14.1%, primarily driven by lower replacement equipment sales to existing franchisee-owned stores and a decrease attributable to new equipment sales from lower pricing per new store and a slight decrease in the average size of new stores in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Depreciation and amortization was $1.5 million for the three months ended September 30, 2015, compared to $1.6 million for the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 and 2014

Revenue

Total revenues were $224.7 million in the nine months ended September 30, 2015, compared to $183.8 million in the nine months ended September 30, 2014, an increase of $40.9 million, or 22.3%.

Franchise segment revenue was $63.5 million in the nine months ended September 30, 2015, compared to $50.7 million in the nine months ended September 30, 2014, an increase of $12.8 million, or 25.1%.

Franchise revenue was $51.8 million in the nine months ended September 30, 2015 compared to $40.8 million in the nine months ended September 30, 2014, an increase of $11.0 million or 26.9%. Included in franchise revenue is royalty revenue of $34.1 million, franchise and other fees of $11.8 million, and placement revenue of $5.9 million for the nine months ended September 30, 2015, compared to royalty revenue of $23.8 million, franchise and other fees of $12.4 million, and placement revenue of $4.6 million for the nine months ended September 30, 2014. The $10.3 million increase in royalty revenue was primarily driven by $5.9 million attributable to royalties from an additional 195 stores in the nine months ended September 30, 2015 that have opened since September 30, 2014, and $3.2 million attributable to a same store sales increase of 8.8% in franchisee-owned stores.

Commission income, which is included in our franchise segment, was $11.6 million in the nine months ended September 30, 2015 compared to $9.9 million in the nine months ended September 30, 2014, an increase of $1.7 million or 17.7%. This increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Revenue from our corporate-owned stores segment was $73.6 million in the nine months ended September 30, 2015, compared to $62.8 million in the nine months ended September 30, 2014, an increase of $10.8 million, or 17.3%. Of the $10.8 million increase, $4.2 million was related to incremental revenue from the acquisition of eight franchisee-owned stores on March 31, 2014 that were not included in the same store sales base until April 1, 2015. Revenue for other stores not included in the same store sales base led to an increase in revenue of $4.3 million in the nine months ended September 30, 2015. Additionally, same store sales from corporate-owned stores increased 2.2% in the nine months ended September 30, 2015, which contributed incremental revenues of $1.2 million.

Equipment segment revenue was $87.6 million in the nine months ended September 30, 2015, compared to $70.2 million in the nine months ended September 30, 2014, an increase of $17.4 million, or 24.7%. This increase was driven by replacement equipment sales and equipment sales to 18 more new franchisee-owned stores in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Cost of revenue

Cost of revenue was $70.1 million in the nine months ended September 30, 2015 compared to $57.8 million in the nine months ended September 30, 2014, an increase of $12.3 million, or 21.2%. Cost of revenue primarily relates to our equipment segment and increased primarily due to replacement equipment sales and equipment sales to 17 more new franchisee-owned stores in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase in costs is consistent with the increase in equipment revenue.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $43.4 million in the nine months ended September 30, 2015 compared to $35.8 million in the nine months ended September 30, 2014, an increase of $7.6 million, or 21.0%. We incurred incremental costs and expenses of $4.5 million attributable to five new corporate-owned stores opened since January 1, 2014 and included in the current period. In addition, approximately $2.0 million of the increase was a result of the acquisition of eight stores from a franchisee in March 2014 and not included in the nine months ended September 30, 2014.

Selling, general and administrative

Selling, general and administrative expenses were $43.8 million in the nine months ended September 30, 2015 compared to $23.3 million in the nine months ended September 30, 2014, an increase of $20.5 million, or 88.2%. Of the $20.5 million increase, $6.2 million was cash-based and equity-based compensation expense recorded in connection with the IPO, and $7.2 million is due to incremental costs incurred in connection with the IPO, which we were not able to capitalize because we did not retain any proceeds from the IPO. We also incurred an additional $3.4 million related to increased information technology spend which was primarily attributable to the rollout of a new point-of-sale system. The point-of-sale system rollout began in late 2014 and was completed in April 2015. In addition, we incurred additional expenses to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, preopening support and store operational excellence functions. We anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $24.2 million in the nine months ended September 30, 2015 compared to $23.6 million in the nine months ended September 30, 2014, an increase of $0.6 million, or 2.4%, primarily due to the increased depreciation expense related to an increase in new corporate stores, partially offset by lower amortization expense compared to the prior year.

Other (gain) loss

Other gain was $0.1 million for the nine months ended September 30, 2015 compared to a loss of $1.0 million in the nine months ended September 30, 2014, an increase of $1.1 million. The other loss in 2014 was primarily the result of the settlement of reacquired franchise rights related to the acquisition of eight stores from a franchisee in March 2014.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $17.9 million in the nine months ended September 30, 2015 compared to $16.7 million in the nine months ended September 30, 2014, an increase of $1.2 million, or 7.0%. Included in the nine months ended September 30, 2014 was $4.7 million write-off of debt issuance costs in March 2014 in connection with the March 2014 refinancing. Included in the nine months ended September 30, 2015 was additional interest expense associated with the $120.0 million of incremental borrowings on March 31, 2015.

Other expense

Other expense was $2.6 million in the nine months ended September 30, 2015 compared to $1.1 million in the nine months ended September 30, 2014, an increase of $1.5 million or 141%. Other expense primarily consists of management fees we paid to TSG, including a $1.0 million termination fee recorded in the nine months ended September 30, 2015 related to the TSG management agreement which terminated in connection with the IPO, realized gains (losses) on derivative activities, as well as the effects of foreign currency gains and losses.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for US federal income tax purposes as well as in most states.  As a result, entity level taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, the Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings, LLC. Our effective tax rate of 40.3%, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the 37.1% portion of income before taxes that represents the economic interest in Pla-Fit Holdings, LLC held by the Company following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.9% applied to non-controlling interests, representing the remaining 62.9% of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings, LLC.

Segment results

Franchise

Segment EBITDA for the franchise segment was $46.8 million in the nine months ended September 30, 2015 compared to $39.3 million in the nine months ended September 30, 2014, an increase of $7.5 million, or 19.0%. This increase was primarily the result of growth in our franchise segment revenue of $5.9 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $3.2 million attributable to a same store sales increase of 8.8% in franchisee-owned stores and higher vendor commissions, partially offset by higher operating expenses. Depreciation and amortization was $6.5 million in the nine months ended September 30, 2015, compared to $6.3 million for the nine months ended September 30, 2014.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $26.3 million in the nine months ended September 30, 2015 compared to $24.2 million in the nine months ended September 30, 2014, an increase of $2.1 million, or 8.9%, primarily from the acquisition of eight franchisee-owned stores in March 2014 and the increase in same store sales. Depreciation and amortization was $13.0 million for the nine months ended September 30, 2015, compared to $12.5 million for the nine months ended September 30, 2014. The increase is primarily due to the increased depreciation expense related to new corporate stores, partially offset by lower amortization expense compared to the prior year.

Equipment

Segment EBITDA for the equipment segment was $18.9 million in the nine months ended September 30, 2015 compared to $15.2 million in the nine months ended September 30, 2014, an increase of $3.7 million, or 24.5%, primarily as a result of higher replacement equipment sales and equipment sales to 17 more new franchisee-owned stores in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Depreciation and amortization was $4.6 million in the nine months ended September 30, 2015, compared to $4.7 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had $28.5 million of cash and cash equivalents. In addition, as of September 30, 2015, we had borrowing capacity of $40.0 million under our revolving credit facility.

We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with the available cash balance, the cash generated from our operations, and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk factors” in our registration statement filed on Form S-1. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash (used in) provided by:
Operating activities	$56.6	$49.1
Investing activities	(13.8)	(46.0)
Financing activities	(57.5)	(0.5)
Effect of foreign exchange rates on cash	(0.1)	—
Net (decrease) increase in cash	$(14.8)	$2.6

Operating activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $56.6 million compared to $49.1 million in the nine months ended September 30, 2014, an increase of $7.5 million, and was primarily due to lower cash used for working capital in the nine months ended September 30, 2015, driven by changes in accounts receivable, notes receivable and due from related parties, and state taxes payable.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(in millions)	2015	2014
New corporate-owned stores and corporate-owned stores not yet opened	$5.8	$2.1
Existing corporate-owned stores	6.9	4.2
Information systems	1.0	0.8
Corporate and all other	0.1	0.6
Total capital expenditures	$13.8	$7.7

For the nine months ended September 30, 2015, net cash used in investing activities was $13.8 million compared to $46.0 million in the nine months ended September 30, 2014, a decrease of $32.2 million, and was primarily due to the acquisition of eight franchisee-owned stores on March 31, 2014 for $38.6 million. This decrease was partially offset by higher capital expenditures related to corporate-owned stores in the nine months ended September 30, 2015.

Financing activities

For the nine months ended September 30, 2015, net cash used in financing activities was $57.5 million compared to $0.5 million in the nine months ended September 30, 2014, an increase of $57.0 million. Proceeds from the issuance of debt was $120.0 million in the nine months ended September 30, 2015 compared to proceeds of $390.0 million in the nine months ended September 30, 2014, partially offset by the repayment of existing outstanding debt of $184.8 million in the nine months ended September 30, 2014. Additionally, member distributions were $171.1 million in the nine months ended September 30, 2015 compared to $194.0 million in the nine months ended September 30, 2014.

On March 31, 2014, we consummated a refinancing transaction whereby we borrowed $390.0 million in term loans and obtained a new $40.0 million revolving credit facility from a consortium of banks. The proceeds were primarily used to repay $180.9 million in outstanding debt, issue a $173.9 million dividend to members and acquire eight stores from a franchisee.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million and $20.0 million from cash on hand was used to issue a $140.0 million dividend to Class T and Class O Unit holders.

On August 11, 2015, we completed an IPO pursuant to which we and selling stockholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. We received $156.9 million in proceeds, net of underwriting discounts and commissions, all of which were used to purchase Holdings Units from the Continuing LLC Owners, at a purchase price per unit equal to the IPO price per share of Class A common stock, net of underwriting discounts and commissions.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At September 30, 2015, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 6.5 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.0 to 1.0 by June 30, 2019.

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

As of September 30, 2015, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 4.0 to 1.0 which was calculated for the twelve months ended September 30, 2015 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

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

Contractual Obligations and Commitments

The following table presents contractual obligations and commercial commitments as of September 30, 2015.

	Payments due during the twelve months ending September 30,
(in millions)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1)	$503.6	5.1	10.2	10.2	478.1
Interest on long-term debt (2)	130.0	24.2	47.6	46.7	11.5
Obligations under tax benefit arrangements (3)	142.0	3.0	14.8	15.3	108.9
Operating leases	105.5	13.3	24.5	20.2	47.5
Capital leases	0.1	0.1	—	—	—
Advertising commitments (4)	16.8	11.3	4.8	0.7	—
Purchase obligations (5)	23.3	23.3	—	—	—
Total Contractual Obligations	$921.3	$80.3	$101.9	$93.1	$646.0

(1)	Long-term debt payments include scheduled principal payments only.
(2)	Assumes an annual interest rate of 4.75% for the term of the loan.
(3)	Timing of payments under tax benefit arrangements is estimated.
(4)	As of September 30, 2015, we had advertising purchase commitments of approximately $16.8 million, including commitments for the NAF.
(5)

Purchase obligations consists of $23.3 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements

As of September 30, 2015, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $2.0 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2015 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 16 to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding these operating leases and guarantees.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 1.00%. As of September 30, 2015, we had outstanding borrowings of $503.6 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $5.0 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 9 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2015, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, as a result of the material weakness in internal control over financial reporting described above, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because implementation of our remediation plan was ongoing as of September 30, 2015 and because there was insufficient time as of September 30, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described above still existed as of September 30, 2015.

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

ITEM 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated August 5, 2015, filed with the SEC on August 6, 2015.

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

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of regulation S-T (XBRL)					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 13, 2015	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)