Form 10-K
period 2015-12-31
Planet Fitness, Inc.
filed 2016-03-04
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37534

PLANET FITNESS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	38-3942097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 Fox Run Road, Newington, NH 03801

(Address of Principal Executive Offices and Zip Code)

(603) 750-0001

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Class A common stock, par value $.0001 per share; Traded on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ¨ NO ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s Class A common stock began trading on the New York Stock Exchange on August 6, 2015. As of December 31, 2015, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $242.7 million, based on the number of shares held by non-affiliates as of December 31, 2015 and the closing price of the registrant’s Class A common stock on the New York Stock Exchange on December 31, 2015.

The number of outstanding shares of registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 26, 2016 was 36,597,985 shares and 62,111,755 shares, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. – Risk Factors,” of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1. Business.

Our Company

Fitness for everyone

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

Our judgement-free approach to fitness and exceptional value proposition have enabled us to grow our revenues to $330.5 million in 2015 and to become an industry leader with $1.5 billion in system-wide sales during 2015 (which we define as monthly dues and annual fees billed by us and our franchisees), and approximately 7.3 million members and 1,124 stores in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of December 31, 2015. System-wide sales for 2015 include $1.4 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $95.6 million attributable to our corporate-owned stores. Of our 1,124 stores, 1,066 are franchised and 58 are corporate-owned. Our stores are successful in a wide range of geographies and demographics. According to internal and third-party analysis, we believe we have the opportunity to grow our store count to over 4,000 stores in the U.S. alone. Under signed area development agreements (“ADAs”) as of December 31, 2015, our franchisees have committed to open more than 1,000 additional stores in the U.S. and more than 100 additional stores in Canada.

In 2015, our corporate-owned stores had segment EBITDA margin of 36.7% and had average unit volumes (“AUVs”) of approximately $1.7 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 42%, or approximately 37% after applying the 5% royalty rate under our current franchise agreement. Based on a survey of franchisees, we believe that our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. Our strong member value proposition has also driven growth throughout a variety of economic cycles and conditions. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Our significant growth is reflected in:

•	1,124 stores as of December 31, 2015, compared to 488 as of December 31, 2011, reflecting a compound annual growth rate (“CAGR”) of 23.2%;
•	7.3 million members as of December 31, 2015, compared to 2.9 million as of December 31, 2011, reflecting a CAGR of 25.8%;
•	2015 system-wide sales of $1.5 billion, reflecting a CAGR of 30.5%, or increase of $1.0 billion, since 2011
•

2015 total revenue of $330.5 million, reflecting a CAGR of 24.8%, or increase of $194.1 million, since 2011, of which 4.3% is attributable to revenues from corporate-owned stores acquired from or sold to franchisees since 2011;

•

36 consecutive quarters of system-wide same store sales growth (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

•	2015 Adjusted EBITDA of $123.5 million, reflecting a CAGR of 34.1%, or increase of $85.3 million, since 2011;
•

2015 net income of $38.1 million, reflecting a CAGR of 6.8%, or increase of $8.8 million, since 2011. Our historical results, prior to our initial public offering, benefit from insignificant income taxes due to our status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be consistent as our income attributable to Planet Fitness, Inc. will be subject to U.S. federal and state taxes; and

•	2015 pro forma adjusted net income of $53.2 million compared to $42.2 million in 2014, an increase of 26.2%.

For a discussion of Adjusted EBITDA and pro forma adjusted net income and a reconciliation of Adjusted EBITDA and pro forma adjusted net income to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of same store sales and the effect of our new point-of-sale and billing system, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How we assess the performance of our business.”

We’re not a gym. We’re Planet Fitness.

We believe our approach to fitness is revolutionizing the industry by bringing fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:

•

Judgement Free Zone: We believe every member should feel accepted and respected when they walk into a Planet Fitness. Our stores provide a Judgement Free Zone where members of all fitness levels can enjoy a non-intimidating environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. The removal of heavy free weights reinforces our Judgement Free Zone by discouraging what we call “Lunkhead” behavior, such as dropping weights and grunting, that can be intimidating to new and occasional gym users. In addition, to help maintain our welcoming, judgement-free environment, each store has a purple and yellow branded “Lunk” alarm on the wall that staff occasionally rings as a light-hearted reminder of our policies.

•

Distinct store experience: Our bright, clean, large-format stores offer our members a selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment that is commonly used by first-time and occasional gym users. Because our stores are typically 20,000 square feet and we do not offer non-essential amenities such as group exercise classes, pools, day care centers and juice bars, we have more space for the equipment our members do use, and we have not needed to impose time limits on our cardio machines.

•

Exceptional value for members: Both our standard and PF Black Card memberships are priced significantly below the industry average of $52 per month and still provide our members with a high-quality fitness experience. For only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. For $19.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.

Our differentiated approach to fitness has allowed us to create an attractive franchise model that is both profitable and scalable. We recognize that our success depends on a shared passion with our franchisees for providing a distinctive store experience based on a judgement-free environment and an exceptional value for our members. We enhance the attractiveness of our streamlined, easy-to-operate franchise model by providing franchisees with extensive operational support relating to site selection and development, marketing and training. We also take a highly collaborative, teamwork approach to our relationship with franchisees, as captured by our motto “One Team, One Planet.” The strength of our brand and the attractiveness of our franchise model are evidenced by the fact that over 90% of our new stores in 2015 were opened by our existing franchisee base.

Our competitive strengths

We attribute our success to the following strengths:

•

Market leader with differentiated member experience, nationally recognized brand and scale advantage. We believe we are the largest operator of fitness centers in the U.S. by number of members, with approximately 7.3 million members as of December 31, 2015. Our franchisee-owned and corporate-owned stores generated $1.5 billion in system-wide sales during 2015. Through our differentiated member experience, nationally recognized brand and scale advantage, we will continue to deliver a compelling value proposition to our members and our franchisees and, we believe, grow our store and total membership base.

•

Differentiated member experience. We seek to provide our members with a high-quality fitness experience in a non-intimidating, judgement-free environment at an exceptional value. We have a dedicated Brand Excellence team that seeks to ensure that all our franchise stores uphold our brand standards and deliver a consistent Planet Fitness member experience in every store.

•

Nationally recognized brand. We have developed a highly relatable and recognized brand that emphasizes our focus on providing our members with a judgement-free environment. We do so through fun and memorable marketing campaigns and in-store signage that often poke fun at “Lunk” behavior. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to a third-party consumer study that we commissioned in the fall of 2015. Our brand strength also helps our franchisees attract members, with new stores in 2015 signing up an average of approximately 1,300 members even before opening their doors.

•

Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees generally spend 5 to 7% of their monthly membership dues on local advertising, have enabled us and our franchisees to spend over $225 million since 2011 on marketing to drive consumer brand awareness.

•

Exceptional value proposition that appeals to a broad member demographic. We offer a high-quality and consistent fitness experience throughout our entire store base at low monthly membership dues. Combined with our non-intimidating and welcoming environment, we are able to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies across North America.

•

Strong store-level economics. Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2011, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverage our relatively fixed costs. In 2015, our corporate-owned stores had segment EBITDA margin of 36.7% and had AUVs of approximately $1.7 million with four-wall EBITDA margins of approximately 42%, or approximately 37% after applying the 5% royalty rate under our current franchise agreement. Based on a survey of franchisees, we believe that our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

•

Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our franchise model enables us to scale more rapidly than a company-owned model. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. Our franchisees enjoy recurring monthly member dues, regardless of member use, weather or other factors. Based on survey data and management estimates, we believe our franchisees can earn, in their second year of operations, on average, a cash-on-cash return on initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital with us, with over 90% of our new stores in 2015 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.

•

Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2015, over 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. In addition, our franchisees are obligated to purchase fitness equipment from us for their new stores and to replace this equipment every four to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs. By re-investing in stores, we and our franchisees maintain and enhance our member experience. Our predictable and recurring revenue streams, combined with our attractive margins and minimal capital requirements, result in high cash flow conversion and increased capacity to invest in future growth initiatives.

•

Proven, experienced management team driving a strong culture. Our strategic vision and unique culture have been developed and fostered by our senior management team under the stewardship of Chief Executive Officer, Chris Rondeau. Mr. Rondeau has been with Planet Fitness for over 20 years and helped develop the Planet Fitness business model and brand elements that give us our distinct personality and spirited culture. Dorvin Lively, our Chief Financial Officer, brings valuable expertise from his 30 years of corporate finance experience with companies such as RadioShack and Ace Hardware, and from the initial public offering of Maidenform Brands. We have assembled a management team that shares our passion for “fitness for everyone” and has extensive experience across a broad range of disciplines, including retail, franchising, finance, consumer marketing, brand development and information technology. We believe our senior management team is a key driver of our success and has positioned us well to execute our long-term growth strategy.

Our growth strategies

We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•

Continue to grow our store base across a broad range of markets.  We have grown our store count over the last five years, expanding from 389 stores as of December 31, 2010 to 1,124 stores as of December 31, 2015. As of December 31, 2015, our franchisees have signed ADAs to open more than 1,000 additional stores over the next five years, including approximately 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration outside of our original Northeast market create a significant opportunity to open new Planet Fitness stores. Based on our internal and third-party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.

•

Drive revenue growth and system-wide same store sales.  Because we provide a high-quality, affordable, non-intimidating fitness experience that is designed for first-time and occasional gym users, we have achieved positive system-wide same store sales growth in each of the past 36 quarters. We expect to continue to grow system-wide same store sales primarily by:

•

Attracting new members to existing Planet Fitness stores. As the U.S. and Canadian populations continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of the population given our appeal to first-time and occasional gym users. In addition, because our stores offer a large, focused selection of equipment geared toward first-time and occasional gym users, we are able to service higher member volumes without sacrificing the member experience. We also have continued to evolve our offerings to appeal to our target member base, such as the introduction of 12-minute abdominal circuits and 30-minute express workout areas.

•

Increasing mix of PF Black Card memberships by enhancing value and member experience.  We expect to drive sales by converting our existing members with standard membership dues at $10 per month to our premium PF Black Card membership with dues at $19.99 per month as well as attracting new members to join at the PF Black Card level. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through additional in-store amenities and affinity partnerships with well-known retail brands for discounts and promotions. Since 2011, our PF Black Card members as a percentage of total membership has increased from 42% in 2011 to 57% in 2015, and our average monthly dues per member have increased from $14.24 to $15.64 over the same period.

We may also explore other future revenue opportunities, such as optimizing member pricing and fees, offering new merchandise and services inside and outside our stores, and securing affinity and other corporate partnerships.

•

Increase brand awareness to drive growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increasing membership in new and existing stores and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues to our National Advertising Fund (“NAF”), from which we spent over $26 million in 2015 alone to support our national marketing campaigns, our social media platforms and the development of local advertising materials. Under our current franchise agreement, franchisees are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.

•

Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement stipulates monthly royalty rates of 5% of monthly dues and annual membership fees, only 37% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2015, our average monthly royalty rate was 3.27% compared to 1.67% in 2011. In addition to rising average royalty rates, total royalty revenue will continue to grow as we expand our franchise store base and increase franchise same store sales.
•

Grow sales from fitness equipment and related services.  Our franchisees are contractually obligated to purchase fitness equipment from us, and in international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. We expect our equipment sales to grow as our U.S. franchisees open new stores. In international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned stores. Additionally, all franchisees are required to replace their existing equipment with new equipment every four to seven years. As the number of franchise stores continues to increase and existing franchise stores continue to mature, we anticipate incremental growth in revenue related to the sale of equipment to U.S. franchisees and commissions on the sale of equipment to international franchisees. In addition, we believe that regularly refreshing equipment helps our franchise stores maintain a consistent, high-quality fitness experience and drives new member growth.

Our industry

Due to our unique positioning to a broader demographic, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry. We view our addressable market as approximately 255 million people, representing the U.S. population over 14 years of age. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market.

According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the U.S. health club industry generated approximately $24.2 billion in revenue in 2014. The industry is highly fragmented, with 34,460 clubs across the U.S. serving approximately 54 million members, according to IHRSA. In 2014, the U.S. health club industry grew by 6.4% in number of units and 2.3% in number of members compared to Planet Fitness, which grew by 22.6% and 26.1%, respectively. IHRSA data is not yet available for 2015, but Planet Fitness grew its number of stores by 22.4% and its number of members by 20.0% in 2015. Over the next five years, industry sources project that U.S. health club industry revenues will grow at an annualized rate of approximately 3%, primarily attributed to an increase in discretionary spending coupled with continued consumer awareness and public initiatives on the health benefits of exercise. We believe we are well-positioned to capitalize on these trends, and our impressive growth reinforces our distinct approach to fitness and broad demographic appeal.

Our brand philosophy

We are a brand built on passion and the belief that first-time gym users and casual fitness members can achieve their personal wellness goals in a non-intimidating, judgement-free environment. We have become a nationally recognized consumer brand that stands for the environment, value and quality we provide our members.

The Judgement Free Zone. Planet Fitness is the home of the Judgement Free Zone. It is a place where people of all fitness levels can feel comfortable working out at their own pace, feel supported in their efforts and not feel intimidated by pushy salespeople or other members who may ruin their fitness experience.

All This for Only That. Planet Fitness monthly membership dues range from only $10 to $19.99. We pride ourselves on providing a high-quality experience at an exceptional value, not an “economy” fitness experience.

No Gymtimidation. Gymtimidation is any behavior that makes others feel intimidated or uncomfortable in our stores. Our policy is simple: Planet Fitness is an environment where members can relax, go at their own pace and be themselves without ever having to worry about being judged. Behaviors such as grunting, dropping weights or judging others simply are not tolerated.

No Lunks. Lunks are people who Gymtimidate. To help maintain our judgement-free environment, each store has a purple and yellow branded “Lunk” alarm on the wall that our staff occasionally rings as a light-hearted, gentle reminder of our policies.

You Belong. We do a lot of little things to make members feel like part of our community—like saying hello and goodbye to everyone who enters our stores, providing Tootsie Rolls at the front desk so that our staff has another opportunity to engage with members, and other membership appreciation gestures such as monthly Pizza Mondays and Bagel Tuesdays at no cost to our members.

Planet of Triumphs. All of our members are working toward their goals—from a single push-up to making it to Planet Fitness twice in a week to losing hundreds of pounds. No matter what size the goal, we believe that all of these accomplishments deserve to be celebrated. Planet of Triumphs (www.PlanetofTriumphs.com) is an elevating, inspiring, 100% Judgement Free social community of real members where all stories are welcome. This community now includes over 119,000 active members, with more than 100,000 posts and over 2.1 million site views. Planet of Triumphs provides an online platform for members to recognize their triumphs (big and small), share their stories and encourage others, while spotlighting our unique brand belief that everyone belongs.

Membership

We make it simple for members to join, whether online or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our corporate store staff is not paid commissions based on membership sales but rather have the opportunity to earn a monthly bonus based primarily on store cleanliness, and we urge our franchisees to follow our lead. Our regional managers review our corporate stores multiple times per month for quality control, including generally one visit per month during which they evaluate store cleanliness based upon internally established criteria from which the monthly bonus is derived. Our members generally pay the following amounts:

•	monthly membership dues of only $10 for our standard membership or, for PF Black Card members, $19.99;
•	annual fees of approximately $10 to $39; and
•	enrollment fees of approximately $0 to $59.

Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member gets to take part in Pizza Mondays and Bagel Tuesdays and gets free, unlimited fitness instruction, plus a T-shirt or other Planet Fitness item. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners like Reebok. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.

As of December 31, 2015, we had approximately 7.3 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 80% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit cards payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees. Due to our scale and negotiating power, we believe that our third party payment processors offer a competitive bundle of transaction pricing and support services to our franchisees while facilitating revenue collection by us.

Our stores

We had 1,124 stores system-wide as of December 31, 2015, of which 1,066 were franchised and 58 were corporate-owned, located in 47 states, the District of Columbia, Puerto Rico, Canada, and the Dominican Republic. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location.

Franchisee-owned store count by location

Under signed ADAs, as of December 31, 2015 franchisees have committed to open more than 1,000 additional stores in the U.S. We have opened two corporate-owned locations and four franchisee-owned locations in Canada as of December 31, 2015, and franchisees have committed to open more than 100 additional franchisee-owned stores in Canada.

Our format

Many traditional gyms include expensive add-ons such as pools, group exercise rooms, daycare facilities and juice bars that require additional maintenance expense and staffing. We have removed these unnecessary and expense-adding facilities and services and replaced them with additional cardio and strength equipment, which we believe allows us to serve more members without imposing time limits on equipment use. We believe our streamlined offerings appeal to the core needs of most gym users, especially first-time or occasional gym users.

Our stores are designed and outfitted to match our brand philosophy, with bright, bold purple and yellow color schemes and purple and yellow Planet Fitness-branded equipment and amenities. Our typical store is 20,000 square feet in single or multi-level retail space. Our stores generally include at least 75 to 100 pieces of co-branded cardio equipment, free weights, strength machines, a 30-minute circuit workout area and a 12-minute abdominal workout area, a small retail area and a drink cooler. For our PF Black Card members, our stores also generally feature a PF Black Card spa area with total body enhancement machines, massage beds or chairs and tanning.

Store model

Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Based on survey data from franchisees relating to over 200 stores for 2013 and management estimates, we believe that our franchise stores achieve store-level profitability in line with our corporate-owned store base. The stores included in this survey represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores. Our average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2011, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverages our fixed costs. In 2015, our corporate-owned stores had segment EBITDA margin of 36.7% and had AUVs of approximately $1.7 million with four-wall EBITDA margins of approximately 42%, or approximately 37% after applying the 5% royalty rate under our current franchise agreement. Based on survey data and management analysis, franchisees have historically earned, and we believe can continue to earn, in their second year of operations, on average, a cash-on-cash return on unlevered (i.e., not debt-financed) initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. A franchisee’s initial investment includes fitness equipment purchased from us (or from our required vendors in the case of our franchisees in international markets) as well as costs for non-fitness equipment and leasehold improvements. The attractiveness of our franchise model is further evidenced by the fact that over 90% of our new stores in 2015 were opened by our existing franchisee base. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

Throughout our 24-year history, we and our franchisees have never closed a store that was in compliance with our brand requirements due primarily to financial underperformance, although we have closed a test location and debranded stores for non-compliance with our brand standards and franchise stores have sold to other brands, consolidated or relocated stores with our permission.

Fitness equipment

We provide our members with high-quality, Planet Fitness-branded fitness equipment from leading suppliers. In order to maintain a consistent experience across our store base, we stipulate specific pieces and quantities of cardio and strength-training equipment and provide general guidelines for layout and placement. Due to our scale, we are able to negotiate competitive pricing and secure extended warranties from our suppliers. As a result, we believe we offer equipment at more attractive pricing than franchisees could otherwise secure on their own.

Leases

We lease all of our corporate-owned stores and our corporate headquarters. Our store leases typically have initial terms of 10 years with two five-year renewal options, exercisable in our discretion. Our corporate headquarters are located at 26 Fox Run Road, Newington, New Hampshire and serve as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions, including finance, legal, marketing, technology, real estate, development and human resources.

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We do not own or enter into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances.

Franchising

Franchising strategy

We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 31, 2015, there were 1,066 franchised Planet Fitness stores operated by approximately 200 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2015, 91% of all franchise stores were owned and operated by a franchisee group that owns at least three stores. However, while our largest franchisee owns 49 stores, only 10% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.

Area development agreements

An ADA specifies the number of Planet Fitness stores to be developed by the franchisee in a designated geographic area, and requires the franchisee to meet certain scheduled deadlines for the development and opening of each Planet Fitness store authorized by the ADA. If the franchisee meets those obligations, we agree not to, during the term of the ADA, operate or franchise new Planet Fitness stores in the designated geographic area. The franchisee must sign a separate franchise agreement with us for each Planet Fitness store developed under an ADA, and that franchise agreement governs the franchisee’s right to own and operate the Planet Fitness store.

Franchise agreements

For each franchised Planet Fitness store, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness store at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require (or our required vendors in the case of our franchisees located in international markets). The typical franchise agreement has a 10-year term. Additionally, franchisees must purchase equipment from us and replace the fitness equipment in their stores every four to seven years and periodically refurbish and remodel their stores.

We currently require each franchisee to designate a responsible owner or an approved operator for each Planet Fitness store that will have primary management authority for that store. We require these franchisees to complete our initial and ongoing training programs, including minimum periods of classroom and on-the-job training.

Site selection and approval

Our stores are generally located in free-standing retail buildings or neighborhood shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) high visibility and accessibility, (ii) favorable traffic counts and patterns, (iii) availability of signage, (iv) ample parking or access to public transportation and (v) our targeted demographics. Our site analytics tools provide us with extensive demographic data and analysis that we use to review new and existing sites and markets for our corporate-owned stores and franchisees. We assess population density and drive time, current tenant mix, layout, potential competition and cannibalization of existing Planet Fitness stores and comparative data based upon existing stores—all the way down to optimal ceiling heights and HVAC requirements. Our real estate team meets regularly to review sites for future development and follows a detailed approval process to ensure each site aligns with our strategic growth objectives and critical success factors.

We help franchisees select sites and develop facilities in these stores that conform to the physical specifications for a Planet Fitness store. Each franchisee is responsible for selecting a site, but must obtain site approval from us. We primarily learn of new sites in two ways. First, we have a formal site-approval submission process for landlords and franchisees. Each site submitted to us is reviewed by a subcommittee of our real estate team for brand qualifications. Second, we proactively review real estate portfolios for appropriate sites that we may consider for corporate-owned stores or franchisee development, depending upon location. In 2015, we identified and evaluated a total of more than 2,000 sites on this basis.

We are also involved in real estate organizations such as the International Council of Shopping Centers (ICSC), a trade organization for the international shopping center industry. Our membership in ICSC allows us to gather data, meet prospective landlords and further enhance our reputation as a desired tenant for shopping centers.

Design and construction

Once we have approved a franchisee’s site selection, we assist in the design and layout of the store and track the franchisee’s progress from lease signing to grand opening. Franchisees work directly with our franchise support team to track key milestones, coordinate with vendors and make equipment purchases. Certain Planet Fitness brand elements are required to be incorporated into every new store, and we strive for a consistent appearance across all of our stores, emphasizing clean, attractive facilities, including full-size locker rooms, and modern equipment. Franchisees must abide by our standards related to fixtures, finishes and design elements, including distinctive touches such as our “Lunk” alarm. We believe these elements are critical to ensure brand consistency and member experience system-wide.

In 2015, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 12 weeks. In addition, based upon this sample of 47 stores across a wide range of U.S. geographies, we estimate that franchisees’ unlevered (i.e., not debt-financed) investment in 2015 to open new stores was approximately $1.9 million. This amount includes fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements from data we received from two general contractors that oversaw the construction of these 47 new stores. Additionally, this amount includes an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies.

Franchisee support

We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. Our franchise model is streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources. Our strong and long-lasting partnership with our franchisees is reflected in the fact that over 90% of our new stores in 2015 were opened by our existing franchisee base.

Training.  In 2014, we developed, and continue to update and expand, Planet Fitness University, a comprehensive training resource to help franchisees operate successful stores. Courses are delivered online, and content focuses on customer service, operational policies, brand standards, cleanliness, security awareness, crisis management and vendor product information. We are continually adding and improving the content available on Planet Fitness University as a no-cost service to help enhance training programs for franchisees. Additional training opportunities offered to our franchisees include new owner orientation, operations training and workshops held at Planet Fitness headquarters and in stores across the country as well as through webinars.

Operational support and communication.  We believe spending quality time with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we often attend franchisees’ presales and grand openings, and we host franchisee meetings each year, known as “PF Huddles.” We also communicate regularly with our entire franchisee base to keep them informed, and we host an Annual Franchise Conference every year that is geared towards franchisees and their operations teams.

We regularly communicate with the franchisee advisory groups described below and send a weekly email communication to all franchisees with timely “news you can use” information related to operations, marketing, financing and equipment. Every month, a franchisee newsletter is sent to all franchisees, which includes a personal letter from our Chief Executive Officer, important updates on the business and benchmarking reports.

Franchisee relations.  Because our ability to execute our strategy is dependent upon the strength of our relationships with our franchisees, we maintain an ongoing dialogue and strong relationship with two franchise advisory groups, the Franchise Advisory Council (“FAC”) and the Planet Fitness Independent Franchise Association (“PFIFA”). The FAC includes seven franchisees elected by the franchisee base and numerous committees consisting of approximately 40 franchisees. The FAC and its committees provide feedback and input on major brand initiatives, new product and service introductions, technology initiatives, marketing programs and advertising campaigns. FAC leaders have regular dialogue with our executive team and work closely with us to advise on major initiatives impacting the brand. Our strong culture of working together is the driving force behind all we do, and we refer to our franchisees as “raving FANchisees.” In 2014, in cooperation with us, our franchisees also organized PFIFA. PFIFA assists our franchisees and us in working together to develop brand ideas, streamline legal agreements and provide advice on related topics to franchisees on issues such as succession and estate planning.

Compliance with brand standards—Brand Excellence

We have a dedicated Brand Excellence team focused on ensuring that our franchise stores adhere to brand standards and providing ongoing assistance, training and monitoring to those franchisees that have difficulty meeting those standards. We generally perform a detailed Brand Excellence review on each franchise store within 30 to 60 days of opening, and each franchise store is generally reviewed at least once per year thereafter. In 2015, our Brand Excellence team performed approximately 1,030 franchise store reviews covering all franchise ownership groups.

We review stores based on a wide range of criteria ranging from cleanliness to compliance with signage and layout requirements and operational standards. We record the results of each review in a third-party Planet Fitness-branded software system, which automatically sends a Brand Excellence report to the appropriate franchisee. Results are also available to the franchisee through the Brand Excellence software system, which provides access to regional and international benchmarking data, allowing franchisees to compare overall results among their peers as well as results based upon each criterion. Stores that do not receive a passing score are automatically flagged for follow-up by our team and will generally be reevaluated within 30 to 60 days to ensure all identified issues have been addressed. Our Brand Excellence system also enables franchisees to perform, track and benchmark self-assessments and online member surveys through the Brand Excellence software system.

We also use mystery shoppers to perform anonymous Brand Excellence reviews of franchise stores. We generally select franchise stores for review randomly but also target underperforming stores and stores that have not performed well in Brand Excellence reviews.

Marketing

Marketing strategy

Our marketing strategy is anchored by our key brand differentiators—the Judgement Free Zone, our exceptional value and our high-quality experience. We are well known for our memorable and creative advertising, which not only drives membership sales, but also showcases our brand philosophy, humor and innovation in the industry. We see Planet Fitness as a community gathering place, and the heart of our marketing strategy is to create a welcoming community for our members.

Marketing spending

National advertising.  We support our franchisees both at a national and local level. We manage the U.S. NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital and social media. Our current U.S. and Canadian franchise agreement requires franchisees to contribute 2% of their monthly EFT to the NAF and Canadian advertising fund, respectively. Since the NAF was founded in September 2011, it has enabled us to spend approximately $76 million to increase national brand awareness, including over $26 million in 2015. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

Local marketing.  Our current franchise agreement requires franchisees to spend 7% of their monthly EFT on local marketing to support promotional sale periods throughout the year. In situations where we deem it appropriate, we also require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned stores contribute to, and participate in, regional marketing cooperatives with franchisees where practical. All franchise stores are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their stores on a local level. These methods typically include media vehicles that are effective on a local level, including direct mail, outdoor (including billboards) and radio advertisements and local partnerships and sponsorships.

Social media

We have an engaged social media community, which we believe further raises brand awareness and creates community among our members. We maintain a corporate Facebook page and are active on Twitter and Instagram and seek to engage frequently and personally with our members online. In addition to our corporate Facebook page, each store has a local Facebook page where it can directly engage with its members.

Media partnerships

Given our scale and marketing resources through our national advertising fund, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. Through our five-year partnership with “The Biggest Loser,” a popular television show running on NBC where competitors strive to lose weight and learn to live a healthier lifestyle, we showcased the power of our Judgement Free Zone in enabling everyday people (including those who may have never considered joining a gym before) to achieve healthier lifestyles. The partnership included Planet Fitness-branded fitness equipment and logos on air, in-store integrations with trainers and contestants, digital advertising on NBC, local appearances of contestants and other promotions. We were also the presenting sponsor of “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest” to ring in the New Year in 2016. Through on-air verbal mentions, a celebrity integration with host Jenny McCarthy, 30,000 branded hats and balloons and a branded stage showcasing top tier entertainment in Times Square seen by over a billion people worldwide, we encouraged everyone to have a “Judgement Free” New Year with us.

Charitable partnerships

We believe strongly in giving back to the communities we serve. Planet Fitness and our franchisees have supported the Breast Cancer Research Foundation and donated approximately $2.0 million to this cause, as well as other organizations, including the Make-A-Wish Foundation. Our franchisees also donate to and support a variety of local organizations, including youth sports groups and various non-profits.

Competition

In a broad sense, because many of our members are first-time or occasional gym-goers, we believe we compete with both fitness and non-fitness consumer discretionary spending alternatives for members’ and prospective members’ time and discretionary resources.

To a great extent, we also compete with other industry participants, including:

•	other fitness centers;
•	recreational facilities established by non-profit organizations such as YMCAs and by businesses for their employees;
•	private studios and other boutique fitness offerings;
•	racquet, tennis and other athletic clubs;
•	amenity and condominium/apartment clubs;
•	country clubs;
•	online personal training and fitness coaching;
•	the home-use fitness equipment industry;
•	local tanning salons; and
•	businesses offering similar services.

The health club industry is highly competitive and fragmented, and the number, size and strength of competitors vary by region. Some of our competitors have name recognition in their respective countries or an established presence in local markets, and some are established in markets in which we have existing stores or intend to locate new stores. These risks are more significant internationally, where we have a limited number of stores and limited brand recognition.

We compete primarily based upon the membership value proposition we are able to offer due to our significant economies of scale, high-quality fitness experience, judgement-free atmosphere and superior customer service, all at an exceptional value, which we believe differentiates us from our competitors.

Our competition continues to increase as we continue to expand into new markets and add stores in existing markets. See also “Risk Factors—Risks related to our business and industry—The high level of competition in the health and fitness industry could materially and adversely affect our business.”

Suppliers

Franchisees are required to purchase fitness equipment from us (or our required vendors in the case of franchisees located in international markets) and are required to purchase various other items from vendors that we approve. We sell equipment purchased from third-party equipment manufacturers to franchise stores in the U.S. We also have two approved suppliers of tanning beds, one approved supplier of massage beds and chairs, and various approved suppliers of non-fitness equipment and miscellaneous items such as towels and t-shirts. These vendors arrange for delivery of products and services directly to franchise stores. From time to time, we re-evaluate our supply relationships to ensure we obtain competitive pricing and high-quality equipment and other items.

Employees

As of December 31, 2015, we employed 756 employees at our corporate-owned stores and 180 employees at our corporate headquarters located at 26 Fox Run Road, Newington, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.

Planet Fitness franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of the Company.

Information technology and systems

All stores use a computerized, third-party hosted store management system to process new in-store memberships, bill members, update member information, check-in members, process point of sale transactions as well as track and analyze sales, membership statistics, cross-store utilization, member tenure, amenity usage, billing performance and demographic profiles by member. Our websites are hosted by third parties, and we also rely on third-party vendors for related functions such as our system for processing and integrating new online memberships, updating member information and making online payments. We believe these systems are scalable to support our growth plans.

Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our headquarters. These include third-party hosted systems that support our real estate and construction processes, a third-party hosted financial system, a third-party hosted data warehouse and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, and financial analysis and forecasting, a third-party hosted payroll system, on-premise telephony systems and a third-party hosted call center software solution to manage and track member-related requests.

We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications. In 2015, we initiated a project to replace our existing franchise management system and consolidate several back-office systems, including our call center solution, onto a third-party hosted platform to drive greater cross-system integration and efficiency and provide a scalable platform to support our growth plans. We made substantial progress throughout 2015 on this project and expect to continue investing resources to complete our initial phase of this project in 2016. We expect that we will continue to have smaller, focused projects for our franchise management system to support he changing needs of our business.

We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems, enhance security and optimize their performance.

Intellectual property

We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “We’re Not a Gym. We’re Planet Fitness.,” “PE@PF,” “No Lunks,” “PF Black Card,” “No Gymtimidation,” “You Belong” and various other marks. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and vigorously oppose any unauthorized use of the marks.

We license the use of our marks to franchisees, third-party vendors and others through franchise agreements, vendor agreements and licensing agreements. These agreements restrict third parties’ activities with respect to use of the marks and impose brand standards requirements. We require licensees to inform us of any potential infringement of the marks.

We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.

We also license some intellectual property from third parties for use in our stores but such licenses are not material to our business.

Government regulation

We and our franchisees are subject to various federal, state, provincial and local laws and regulations affecting our business.

We are subject to the FTC Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the U.S. and its territories (including Puerto Rico) and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 14 states that regulate the offer and sale of franchises by requiring us to make a franchise filing or obtain franchise registration prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws.

We are subject to franchise sales laws in five provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in over 20 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination, and franchisees’ right to associate, among others. In addition, we and our franchisees may also be subject to laws in other foreign countries (including the Dominican Republic) where we or they do business.

We and our franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, similar state laws in certain jurisdictions, and various other laws in the U.S. and Canada governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases.

Our and our franchisees’ operations and properties are subject to extensive U.S. and Canadian federal, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.

We and our franchisees are responsible at stores we each operate for compliance with state laws that regulate the relationship between health clubs and their members. Nearly all states have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, or preclude automatic membership renewals.

We and our franchisees primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts, and, therefore, we and our franchisees are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, Massachusetts and Tennessee, have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association (“NACHA”) and the Canadian Payments Association. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases.

Many of the states where we and our franchisees operate stores have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition, U.S. federal healthcare legislation signed into law in March 2010 contains a 10% excise tax on indoor tanning services. Under the rule promulgated by the IRS imposing the tax, a portion of the cost of memberships that include access to our tanning services are subject to the tax.

Our organizational structure

On August 11, 2015, we closed an initial public offering (the "IPO") of 15,525,000 shares of our Class A common stock at a public offering price of $16.00 per share, which includes 2,025,000 shares issued pursuant to the underwriters' option to purchase additional shares. We received $156.9 million in proceeds from our sale of 10,491,055 shares of Class A common stock, after deducting underwriting discounts and commissions, which we used to purchase issued and outstanding membership interests (the “Holdings Units”) from existing equity owners Pla-Fit Holdings, LLC (the “Continuing LLC Owners”) at a purchase price per unit equal to the IPO price per share of our Class A common stock.

Planet Fitness, Inc. is a holding company, and its principal asset is an equity interest, indirectly held through its wholly owned subsidiaries, in Pla-Fit Holdings, LLC (“Pla-Fit Holdings”). In connection with the IPO, we completed a series of recapitalization transactions including the following:

•

We amended and restated the limited liability company agreement of Pla-Fit Holdings (as amended and restated, the “New LLC Agreement”) to, among other things, (i) provide for a new single class of limited liability company units, Holdings Units, (ii) exchange all membership interests of the then-existing holders of Pla-Fit Holdings membership interests for Holdings Units and (iii) appoint the Company as the sole managing member of Pla-Fit Holdings;

•	We issued 72,602,810 shares of Class B common stock with voting rights but no economic rights to the Continuing LLC Owners on a one-to-one basis for each Holdings Unit owned; and
•

We merged with Planet Fitness Holdings L.P., our predecessor entity that held indirect interests in Pla-Fit Holdings, for which we issued 26,106,930 shares of Class A common stock to the holders of interests in Planet Fitness Holdings L.P., which consisted of additional investment funds affiliated with TSG Consumer Partners, LLC (the “Direct TSG Investors”).

Although we have a minority economic interest in Pla-Fit Holdings, as the sole managing member of Pla-Fit Holdings, we operate and control all of the business and affairs of Pla-Fit Holdings, and we hold 100% of the voting interest in Pla-Fit Holdings. As a result, we consolidate Pla-Fit Holdings’ financial results and report a non-controlling interest related to the Holdings Units not owned by us. See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

Available Information

Our website address is www.planetfitness.com, and our investor relations website is located at http://investor.planetfitness.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of shareholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the “SEC”). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

We could be adversely impacted by various risks and uncertainties. If any of these risks actually occur, our business, financial condition, operating results, cash flow and prospects may be materially and adversely affected. As a result, the trading price of our Class A common stock could decline.

Risks related to our business and industry

Our financial results are affected by the operating and financial results of and our relationships with our franchisees.

A substantial portion of our revenues come from royalties, which are generally based on a percentage of monthly membership dues and annual fees at our franchise stores, other fees and commissions generated from activities associated with our franchisees and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2015, we had approximately 200 franchisee groups operating 1,066 stores. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.

Our franchisees could take actions that harm our business.

Our franchisees are contractually obligated to operate their stores in accordance with the operational, safety and health standards set forth in our agreements with them. However, franchisees are independent third parties, and their actions are outside of our control. In addition, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and certain state franchise laws may limit our ability to terminate or modify these franchise agreements. The franchisees own, operate and oversee the daily operations of their stores. As a result, the ultimate success and quality of any franchise store rests with the franchisee. If franchisees do not successfully operate stores in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected, and our brand image and reputation could be harmed, which in turn could adversely affect our results of operations and financial condition.

Moreover, although we believe we generally maintain positive working relationships with our franchisees, disputes with franchisees could damage our brand image and reputation and our relationships with our franchisees, generally.

Our success depends substantially on the value of our brand.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store members’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

•	actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;
•	data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;
•	litigation and legal claims;
•	third-party misappropriation, dilution or infringement of our intellectual property;
•	regulatory, investigative or other actions relating to our and our franchisees’ provision of indoor tanning services; and
•	illegal activity targeted at us or others.

Consumer demand for our stores and our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our stores, which would likely result in fewer memberships sold or renewed and, ultimately, lower royalty revenue, which in turn could materially and adversely affect our results of operations and financial condition.

If we fail to successfully implement our growth strategy, which includes new store development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.

Our growth strategy relies in large part upon new store development by existing and new franchisees. Our franchisees face many challenges in opening new stores, including:

•	availability and cost of financing;
•	selection and availability of suitable store locations;

•	competition for store sites;
•	negotiation of acceptable lease and financing terms;
•	securing required domestic or foreign governmental permits and approvals;
•	health and fitness trends in new geographic regions and acceptance of our offerings;
•	employment, training and retention of qualified personnel;
•	ability to open new stores during the timeframes we and our franchisees expect; and
•	general economic and business conditions.

In particular, because the majority of our new store development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new stores, and our future growth could be adversely affected.

Our growth strategy also relies on our ability to identify, recruit and enter into agreements with a sufficient number of franchisees. In addition, our ability and the ability of our franchisees to successfully open and operate new stores in new markets may be adversely affected by a lack of awareness or acceptance of our brand as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new markets, our and our franchisees’ new stores may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new stores may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate history and brand familiarity. New stores may not be successful or our average store membership sales may not increase at historical rates, which could materially and adversely affect our business, results of operations and financial condition.

To the extent our franchisees are unable to open new stores as we anticipate, we will not realize the revenue growth that we hope or expect. Our failure to add a significant number of new stores would adversely affect our ability to increase our revenues and operating income and could materially and adversely affect our business, results of operations and financial condition.

Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2015, our franchisees opened 206 stores, compared to 169 stores in 2014, 148 stores in 2013 and 118 stores in 2012. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.

Changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Changes in the industry affecting gym memberships and payment for gym memberships may place significant demands on our administrative, operational, financial and other resources or require us to obtain different or additional resources. Any failure to manage such changes effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls in order to adapt quickly to such changes. These changes may be time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these changes.

We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.

We and our franchisees increasingly rely on information systems, including our point-of-sale processing systems in our stores and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain and store member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Furthermore, in 2015, we migrated our point-of-sale system from a proprietary, third-party hosted system to a commercially available, third-party hosted system. Although the migration is complete, in the future there may be unforeseen issues, bugs, data inconsistencies, outages, changes in business processes, and other interruptions that could impact our business. Our ability to efficiently and effectively manage our franchisee and corporate-owned stores depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service-providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security of these systems or other unanticipated problems could result in interruptions to or delays in our business and member service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems, as well as transitions from one service provider to another, may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service-providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. If we need to move to a different third-party system, our operations, including EFT drafting, could be interrupted. In addition, remediation of such problems could result in significant, unplanned operating or capital expenditures.

If we fail to properly maintain the confidentiality and integrity of our data, including member credit, debit card and bank account information, our reputation and business could be materially and adversely affected.

In the ordinary course of business, we and our franchisees collect, transmit and store member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. Some of this data is sensitive and could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hactivists,” disgruntled current or former employees, and others. The integrity and protection of that member and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service-providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, misplaced, corrupted or lost data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service-providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service-providers), may not be discovered promptly. Changes in consumer behavior following a security breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.

Additionally, the collection, maintenance, use, disclosure and disposal of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and provincial levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Federal, state, provincial and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of personally identifiable information that are housed in one or more of our franchisees’ databases or those of our third-party service providers. Noncompliance with privacy laws, industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.

Changes in legislation or requirements related to electronic fund transfer, or our failure to comply with existing or future regulations, may adversely impact our business.

We primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, we are subject to federal, state and provincial legislation and certification requirements governing EFT, including the Electronic Funds Transfer Act. Some states, such as New York, Massachusetts and Tennessee, have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our franchisees and our and their members.

We are subject to a number of risks related to ACH, credit card and debit card payments we accept.

We accept payments through ACH, credit card and debit card transactions. For ACH, credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose members or suffer an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose membership revenue, which would harm our operating results.

If we fail to adequately control fraudulent ACH, credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher ACH, credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through ACH transactions or on any major credit or debit card would significantly impair our ability to operate our business.

Our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.

Our target market is average people seeking regular exercise and people who are new to fitness. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to stores, and membership levels may materially decline over time, especially at stores in operation for an extended period of time. Members may cancel their memberships at any time after giving proper advance written notice, subject to an initial minimum term applicable to certain memberships. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our stores and may be more likely to cancel their membership. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly membership dues due to inflation, direct and indirect competition in our industry, and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing stores, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operation and financial condition.

If we and our franchisees are unable to identify and secure suitable sites for new franchise stores, our revenue growth rate and profits may be negatively impacted.

To successfully expand our business, we and our franchisees must identify and secure sites for new franchise stores and, to a lesser extent, new corporate-owned stores that meet our established criteria. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we and our franchisees are unable to identify and secure sites for new stores, our revenue growth rate and profits may be negatively impacted. Additionally, if our or our franchisees’ analysis of the suitability of a store site is incorrect, we or our franchisees may not be able to recover the capital investment in developing and building the new store.

As we increase our number of stores, we and our franchisees may also open stores in higher-cost geographies, which could entail greater lease payments and construction costs, among others. The higher level of invested capital at these stores may require higher operating margins and higher net income per store to produce the level of return we or our franchisees and potential franchisees expect. Failure to provide this level of return could adversely affect our results of operations and financial condition.

Opening new stores in close proximity may negatively impact our existing stores’ revenues and profitability.

We and our franchisees currently operate stores in 47 states, Puerto Rico, Canada and the Dominican Republic, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets. We intend to continue opening new franchise stores in our existing markets as part of our growth strategy, some of which may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.

We are subject to a variety of additional risks associated with our franchisees.

Our franchise business model subjects us to a number of risks, any one of which may impact our royalty revenues collected from our franchisees, may harm the goodwill associated with our brand, and may materially and adversely impact our business and results of operations.

Bankruptcy of franchisees.     A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement(s). In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreement(s), ADA(s) and/or franchisee lease/sublease pursuant to Section 365 under the U.S. bankruptcy code, in which case there would be no further royalty payments from such franchisee, and we may not ultimately recover those payments in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee changes in control.     Our franchises are operated by independent business owners. Although we have the right to approve franchise owners, and any transferee owners, it can be difficult to predict in advance whether a particular franchise owner will be successful. If an individual franchise owner is unable to successfully establish, manage and operate the store, the performance and quality of service of the store could be adversely affected, which could reduce memberships and negatively affect our royalty revenues and brand image. Although our agreements prohibit “changes in control” of a franchisee without our prior consent as the franchisor, a franchise owner may desire to transfer a store to a transferee franchisee. In addition, in the event of the death or disability of a franchisee (if a natural person) or a principal of a franchisee entity, the executors and representatives of the franchisee are required to transfer the relevant franchise agreements to a successor franchisee approved by the franchisor. In any transfer situation, the transferee may not be able to perform the former franchisee’s obligations under such franchise agreements and successfully operate the store. In such a case the performance and quality of service of the store could be adversely affected, which could also reduce memberships and negatively affect our royalty revenues and brand image.

Franchisee insurance.     Our franchise agreements require each franchisee to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause a franchisee to terminate its franchise agreement and, in turn, negatively affect our operating and financial results.

Some of our franchisees are operating entities.     Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operation of their stores. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to service its members and maintain store operations while making royalty payments, which in turn may materially and adversely affect our business and operating results.

Franchise agreement termination; nonrenewal.     Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten the licensed intellectual property. Moreover, a franchisee may have a right to terminate its franchise agreement in certain circumstances.

In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise agreement (which may include increased royalty revenues, advertising fees and other fees and costs), the satisfaction of certain conditions (including re-equipment and remodeling of the store and other requirements) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term.

Franchisee litigation; effects of regulatory efforts.     We and our franchisees are subject to a variety of litigation risks, including, but not limited to, member claims, personal injury claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination and discrimination, landlord/tenant disputes and intellectual property claims, among others. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory efforts to enforce employment laws, such as efforts to categorize franchisors as the co-employers of their franchisees’ employees; legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits;

and other legislation or regulations that may have a disproportionate impact on franchisors and/or franchised businesses. These changes may impose greater costs and regulatory burdens on franchising and negatively affect our ability to sell new franchises.

Franchise agreements and franchisee relationships.     Our franchisees develop and operate their stores under terms set forth in our ADAs and franchise agreements, respectively. These agreements give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. While our largest franchisee group accounts for less than 5% of our total stores, certain of our franchisee groups account for 4%, or close to 4%, of our total stores. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more of these significant franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially adversely affected.

The high level of competition in the health and fitness industry could materially and adversely affect our business.

We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate in the future. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operation and financial condition.

Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.

Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2015 over 20% of our new members joined online through our websites. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, our ability to serve our members and grow our brand would be interrupted. If any of these events occur, it could have a material adverse effect on our business and operating results.

Our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.

Our stores require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to the franchisees, which may cause them to terminate their franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.

In addition, if a franchisee is unwilling or unable to acquire the necessary financing to invest in the maintenance and upkeep of its stores, including periodic remodeling and replacement of equipment, the quality of its stores could deteriorate, which may have a negative impact on our brand image and our ability to attract and maintain members, which in turn may have a negative impact on our revenues.

We and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise stores.

Use of our and our franchisees’ stores poses some potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise and tanning equipment. Claims might be asserted against us and our franchisees for injuries suffered by or death of members or guests while exercising and using the facilities at a store. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. Depending upon the outcome, these matters may have a material adverse effect on our results of operations, financial condition and cash flows.

If we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.

We are highly dependent on the services of our senior management team and other key employees at our corporate headquarters and our corporate-owned stores, and on our and our franchisees’ ability to recruit, retain and motivate key employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees, could adversely affect our and our franchisees’ operating efficiency and financial condition.

Our intellectual property rights, including trademarks and trade names, may be infringed, misappropriated or challenged by others.

We believe our brand and related intellectual property are important to our continued success. We seek to protect our trademarks, trade names, copyrights and other intellectual property by exercising our rights under applicable state, provincial and federal laws. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third party misappropriates, dilutes or infringes our intellectual property, the value of our brands may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.

We may also from time to time be required to initiate litigation to enforce our trademarks, service marks and other intellectual property. Third parties may also assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and could negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights.

Use of email marketing and social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of email and social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow access to a broad audience of consumers and other interested persons. Negative commentary about us may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores.

We also use email and social medial platforms as marketing tools. For example, we maintain Facebook and Twitter accounts and may occasionally email members to inform them of certain offers or promotions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.

If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.

A principal component of our marketing program has been to partner with high-profile marketing partners, such as NBC’s “The Biggest Loser” and our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2016,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our business and revenues.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property, and all of our corporate-owned stores are located on leased premises. The leases for our stores generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations.

Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot terminate these leases before the end of the initial lease term. Additional sites that we lease are likely to be subject to similar long-term, non-terminable leases. If we close a store, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, if we fail to negotiate renewals, either on commercially acceptable terms or at all, as each of our leases expire we could be forced to close stores in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured credit facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.

We are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the Federal Trade Commission (the “FTC”) that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in FDD. In addition, we are subject to state franchise sales laws in approximately 14 states that regulate the offer and sale of franchises by requiring us to make a franchise filing or obtain franchise registration prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise sales laws in five provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in over 20 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operating.

We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States,  Canada and the Dominican Republic governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs and other changes in labor laws could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.

Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian and Dominican federal, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.

We and our franchisees are responsible at stores we each operate for compliance with state and provincial laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, or preclude automatic membership renewals. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages, and civil liability, or result in membership contracts being void or voidable. In addition, states may update these laws and regulations. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

Regulatory restrictions placed on indoor tanning services and negative opinions about the health effects of indoor tanning services could harm our reputation and our business.

Although our business model does not place an emphasis on indoor tanning, the vast majority of our corporate-owned and franchise stores offer indoor tanning services. We offer tanning services as one of many amenities available to our PF Black Card members. Many states and provinces where we and our franchisees operate have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition to regulations imposed on the indoor tanning industry, medical opinions and opinions of commentators in the general public regarding negative health effects of indoor tanning services could adversely impact the value of our PF Black Card memberships and our future revenues and profitability. Although the tanning industry is regulated by U.S., Canadian and Dominican federal, state and provincial government agencies, negative publicity regarding the potentially harmful health effects of the tanning services we offer at our stores could lead to additional legislation or further regulation of the industry. The potential increase in cost of complying with these regulations could have a negative impact on our profit margins.

The continuation of our tanning services is dependent upon the public’s sustained belief that the benefits of utilizing tanning services outweigh the risks of exposure to ultraviolet light. Any significant change in public perception of tanning equipment or any investigative or regulatory action by a government agency or other regulatory authority could impact the appeal of indoor tanning services to our PF Black Card members, and could in turn have an adverse effect on our and our franchisees’ reputation, business, results of operations and financial condition as well as our ability to profit from sales of tanning equipment to our franchisees.

In addition, from time to time, government agencies and other regulatory authorities have shown an interest in taking investigative or regulatory action with respect to tanning services. For example, we recently reached a settlement with the New York Office of the Attorney General (“OAG”), in connection with allegations that in the spring of 2013, seven of the approximately 80 independently owned and operated Planet Fitness franchise locations in New York at the time had violated certain state laws related to tanning advertising, signage, paperwork, and eyewear. Immediately upon being alerted to these alleged violations, we re-emphasized to all franchisees that they are contractually required to operate their businesses in compliance with all applicable laws and regulations. Although we understand that the OAG’s investigation was part of a larger initiative with respect to tanning salons and other providers of tanning services and do not believe that the settlement will have a material adverse effect on us, publicity regarding the OAG’s initiative could influence public perception of the tanning services we offer and of the benefits of our PF Black Card membership.

Risks related to our indebtedness

As of December 31, 2015, we had total indebtedness of $492.3 million, including capital leases, and our substantial indebtedness could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2015, we had total indebtedness of $492.3 million, including capital leases. Subject to the restrictions contained in our senior secured credit facility applicable to our subsidiary Planet Fitness Holdings, LLC, as borrower, and its restricted subsidiaries and its parent Planet Intermediate, LLC, as guarantors, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under our senior secured credit facility, including restrictive covenants, could result in an event of default under such facility;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have proportionately less indebtedness;
•	increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other corporate purposes.

By the nature of their relationship to our enterprise, debt holders may have different points of view on the use of company resources as compared to our management. The financial and contractual obligations related to our debt also represent a natural constraint on any intended use of company resources.

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our outstanding indebtedness restrict us from engaging in specified types of transactions. These covenants restrict our ability, among other things, to:

•	incur indebtedness or guarantees or engage in sale-leaseback transactions;
•	incur liens;
•	engage in mergers, acquisitions and asset sales;
•	alter the business conducted by Planet Intermediate, LLC, Planet Fitness Holdings, LLC and its restricted subsidiaries;
•	make investments and loans;
•	declare dividends or other distributions;
•	enter into agreements limiting restricted subsidiary distributions; and
•	engage in certain transactions with affiliates.

In addition, the credit agreement governing our senior secured credit facility requires us to comply with a financial maintenance covenant, which covenant is solely for the benefit of the revolving credit facility. Our ability to comply with this financial covenant can be affected by events beyond our control, and we may not be able to satisfy it. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.”

A breach of any of the restrictive covenants in the credit agreement governing our senior secured credit facility could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, results of operations and financial condition. In the event of any default under our credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, or in the alternative, the applicable lenders could exercise their rights under the security documents entered into in connection with our credit facilities. We have pledged a significant portion of our assets as collateral under our senior secured credit facility.

If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facilities or the exercise by the applicable lenders of their rights under the security documents would likely have a material adverse effect on our business. As a result of these restrictions, we may be:

•	limited in how we conduct our business;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

We are a holding company, and as such have no independent operations or material assets other than our ownership of equity interests in our subsidiaries and our subsidiaries’ contractual arrangements with customers, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses. Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances to us, which in turn will depend on our subsidiaries’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our senior secured credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Our senior secured credit facility includes a London Inter-Bank Offered Rates (“LIBOR”) floor of 1.00%, which at December 31, 2015 was in excess of LIBOR. If the three-month LIBOR spot rate were to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned. If the specified LIBOR rate were to increase above 1.00%, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. An increase of 0.125% over the 1.00% floor previously mentioned would result in an approximate increase of $0.6 million in our annual interest expense associated with our senior secured credit facilities.

We have entered into and may continue to enter into interest rate swaps, caps or other derivative financial instruments that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain derivative financial instruments with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Risks related to our organizational structure

We will be required to pay certain of our existing owners for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.

Future and certain past exchanges of Holdings Units for shares of our Class A common stock (or cash) are expected to produce and have produced favorable tax attributes for us. We are a party to two tax receivable agreements. Under the first of those agreements, we are generally required to pay to the Continuing LLC Owners 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of our Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay to the Direct TSG Investors 85% of the amount of cash savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units that we hold in respect of the Direct TSG Investors’ interest in us, which resulted from the Direct TSG Investors’ purchase of interests in our 2012 acquisition (the “2012 Acquisition”) by investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings.

The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with sales of the corresponding Holdings Units as described above would aggregate to approximately $836.7 million over 23 years from our IPO based on a price of $15.63 per share of our Class A common stock, the closing price per share of our Class A common stock on December 31, 2015 and, assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $711.2 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. See “—Certain Relationships and Related Party Transactions, and Director Independence—Tax receivable agreements.” Payments under the tax receivable agreements are not conditioned on the Continuing LLC Owners’ ownership of our shares.

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales by the Continuing LLC Owners, the price of our Class A common stock at the time of the sales, whether such sales are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest. Payments under the tax receivable agreements are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest (generally calculated using one-year LIBOR), depending on the tax receivable agreements and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. The tax receivable agreements provide for interest, at a rate equal to one-year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreements. In addition, under certain circumstances where we are unable to make timely payments under the tax receivable agreements, the tax receivable agreements provide for interest to accrue on unpaid payments, at a rate equal to one-year LIBOR plus 500 basis points.

Payments under the tax receivable agreements will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase or other tax attributes subject to the tax receivable agreements, we will not be reimbursed for any payments previously made under the tax receivable agreements if such basis increases or other benefits are subsequently disallowed. As a result, in certain circumstances, payments could be made under the tax receivable agreements in excess of the benefits that we are deemed to realize in respect of the attributes to which the tax receivable agreements relate.

Our ability to pay taxes and expenses, including payments under the tax receivable agreements, may be limited by our structure.

We have no material assets other than our ownership of Holdings Units in Pla-Fit Holdings. As such, we have no independent means of generating revenue. Pla-Fit Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its Holdings Units, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Pla-Fit Holdings, and also incur expenses related to our operations. Pursuant to the New LLC Agreement, Pla-Fit Holdings makes cash distributions to the owners of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings have been insufficient. In addition to tax expenses, we also incur expenses related to our operations, including payment obligations under the tax receivable agreements, which are significant. We have caused Pla-Fit Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including ordinary course payments due under the tax receivable agreements. However, its ability to make such distributions in the future will be subject to various limitations and restrictions, including contractual restrictions under our senior secured credit facility. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the tax receivable agreements), we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 500 basis points until paid.

In certain cases, payments under the tax receivable agreements to our existing owners may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

The tax receivable agreements provide that (i) in the event that we materially breach such tax receivable agreements, (ii) if, at any time, we elect an early termination of the tax receivable agreements, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) obligations under the tax receivable agreements (with respect to all Holdings Units, whether or not they have been sold before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the tax receivable agreements.

As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2015, based on a share price of $15.63 per share of our Class A common stock (based on the closing price of our Class A common stock on the New York Stock Exchange as of December 31, 2015) and a discount rate equal to 2.1%, we estimate that we would have been required to pay $576.0 million in the aggregate under the tax receivable agreements. See “Certain Relationships and Related Party Transactions, and Director Independence—Tax receivable agreements.”

In certain circumstances, Pla-Fit Holdings will be required to make distributions to us and the Continuing LLC Owners, and the distributions that Pla-Fit Holdings will be required to make may be substantial.

Funds used by Pla-Fit Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that Pla-Fit Holdings will be required to make may be substantial and will likely exceed (as a percentage of Pla-Fit Holdings’ net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.

As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing LLC Owners, as well as the use of an assumed tax rate in calculating Pla-Fit Holdings’ distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreements. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Pla-Fit Holdings, the Continuing LLC Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Holdings Units.

We will not be reimbursed for any payments made to the Continuing LLC Owners or the Direct TSG Investors under the tax receivable agreements in the event that any tax benefits are disallowed.

If the IRS or a state or local taxing authority challenges the tax basis adjustments and/or deductions that give rise to payments under the tax receivable agreements and the tax basis adjustments and/or deductions are subsequently disallowed, the recipients of payments under the agreements will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the tax receivable agreements and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments and/or deductions are disallowed, our payments under the tax receivable agreements could exceed our actual tax savings, and we may not be able to recoup payments under the tax receivable agreements that were calculated on the assumption that the disallowed tax savings were available.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, Canada and the Dominican Republic, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof; or
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state and foreign authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks related to our Class A common stock

We are eligible to be treated as an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to another four years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700.0 million as of the end of the second fiscal quarter in any fiscal year before that time or if we have total annual gross revenues of $1.0 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following fiscal year end, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time we would cease to be an emerging growth company immediately. If some investors find our Class A common stock less attractive as a result of our being an emerging growth company, there may be a less active trading market for our Class A common stock, and our share price may be more volatile.

TSG has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by investment funds affiliated with TSG. Currently, investment funds affiliated with TSG control 65.8% of the voting power of our common stock. As long as TSG owns or controls at least a majority of our outstanding voting power, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if its ownership falls below 50%, TSG will continue to be able to strongly influence or effectively control our decisions.

Additionally, TSG’s interests may not align with the interests of our other stockholders. TSG is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. TSG may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Certain of our directors have relationships with TSG, which may cause conflicts of interest with respect to our business.

Four of our eight directors are affiliated with TSG. Our TSG-affiliated directors have fiduciary duties to us and, in addition, have duties to TSG. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and TSG, whose interests may be adverse to ours in some circumstances.

We are a “controlled company” under NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements; you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because TSG controls a majority of the voting power of our outstanding Class A common stock, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock:

•	we have a board that is composed of a majority of “independent directors,” as defined under rules;
•	we have a compensation committee that is composed entirely of independent directors; and
•	we have a nominating and corporate governance committee that is composed entirely of independent directors.

As of December 31, 2015, we were utilizing all of these exemptions. Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

In addition to TSG’s beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;
•	advance notice requirements for stockholder proposals and director nominations;
•	the ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•

the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;

•

limitations on the ability of stockholders to call special meetings and to take action by written consent following the date that investment funds affiliated with TSG no longer beneficially own a majority of our common stock; and

•

the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause, in each case following the date that investment funds affiliated with TSG no longer beneficially own a majority of our common stock.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” While we have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that investment funds affiliated with TSG will not be deemed to be an “interested stockholder,” and accordingly will not be subject to such restrictions.

Because our board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our organizational structure, including the tax receivable agreements, confers certain benefits upon the Continuing LLC Owners that do not benefit Class A common stockholders to the same extent as it will benefit the Continuing LLC Owners.

Our organizational structure, including the tax receivable agreements, confers certain benefits upon the Continuing LLC Owners that do not benefit the holders of our Class A common stock to the same extent as it benefits the Continuing LLC Owners. The tax receivable agreement with the Direct TSG Investors also confers benefits upon the Direct TSG Investors that are not shared with other holders of Class A common stock. Although we retain 15% of the amount of tax benefits conferred under the tax receivable agreements, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

We have identified a material weakness in our internal control over financial reporting. While we have taken steps to remediate this material weakness and no new material weaknesses have been identified to date, we cannot provide assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.

We are not currently required to comply with the rules of the Securities and Exchange Commission (“SEC”) implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports. However, although we are required to disclose significant changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report with the SEC. Further, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. At such time, if our independent registered public accounting firm concluded that our internal control over financial reporting was not effective due to the existence of one or more material weaknesses in internal control, it would issue an adverse opinion on the effectiveness of our internal control over financial reporting.

As we approach the dates for compliance with the requirements of Section 404, may need to undertake various actions, such as implementing new internal controls and procedures and hiring internal audit or additional accounting staff. Testing and maintaining internal controls can divert our management’s attention from other matters related to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

In 2015, we determined that a material weakness in internal control over financial reporting existed relating to our controls over the authorization of IT hardware purchases and processing of related invoices. We have implemented processes and controls designed to remediate this material weakness by revising existing, and implementing new, procedures and systems regarding (i) authorizing purchases, (ii) receiving invoices, (iii) receiving IT hardware products and (iv) processing invoices. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

If we identify additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the NYSE, on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•	any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or
•	any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”).

In addition, our certificate of incorporation provides that if any action the subject matter of which is a Covered Proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors (each, a “Foreign Action”), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the Foreign Action as agent for such claiming party.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since our IPO, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.65 on August 24, 2015 to a high of $20.68 on August 10, 2015. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Because we do not currently anticipate that we will pay any cash dividends on our Class A common stock in the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and do not currently anticipate that we will pay any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior credit facility. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

Financial forecasting may differ materially from actual results.

Due to the inherent difficulty of predicting future events and results, our forecasted financial and operational results may differ materially from actual results. Discrepancies between forecasted and actual results could cause a decline in the price of our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Newington, New Hampshire and consists of approximately 24,400 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions.

Corporate-Owned Stores

We lease all of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. The following table lists all of our corporate-owned store counts by state/province as of December 31, 2015:

State/Province	Store Count
New York	16
Pennsylvania	15
New Hampshire	14
New Jersey	3
California	3
Massachusetts	3
Ontario	2
Colorado	1
Delaware	1

Franchisee Stores

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We do not own or enter into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances. As of December 31, 2015, we had 1,066 franchisee-owned stores in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic.

Item 3. Legal Proceedings.

On July 7, 2015, we received a letter from counsel to Michael Grondahl, a founder and former CEO of the Company, expressing Mr. Grondahl’s view that the non-competition agreement Mr. Grondahl signed in connection with the acquisition of Pla-Fit Holdings Units from Mr. Grondahl and others by investment funds affiliated with TSG in 2012 may not be enforceable. Mr. Grondahl’s non-compete agreement expires in November 2017. In addition, Mr. Grondahl expressed concerns with the separation agreement executed by Mr. Grondahl when he resigned as CEO and an employee of the Company in January 2013, as well as the valuation agreed to in the unit purchase agreement executed in October 2013 pursuant to which Mr. Grondahl sold his remaining Holdings Units to TSG. Finally, Mr. Grondahl expressed his desire to be excused from certain indemnification obligations he agreed to in connection with the 2012 acquisition by the TSG. We and TSG believe that Mr. Grondahl’s claims are without merit and intend to vigorously contest any claims that may be made by Mr. Grondahl. In addition, we and TSG have initiated arbitration proceedings to resolve Mr. Grondahl’s claims as provided in the unit purchase agreement. We do not expect this matter to have a material adverse effect on our business, results of operations or financial condition.

Additionally, we are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock began trading on the NYSE under the symbol “PLNT” on August 6, 2015. Prior to that date, there was no public trading market for shares of our Class A common stock.

The table below shows the highest and lowest prices paid per share for our Class A common stock for the quarters since our IPO.

	Highest	Lowest
Fiscal 2015
Third Quarter (from August 6)	$20.68	$13.65
Fourth Quarter	$17.34	$14.50

Holders of Record

As of February 26, 2016, there were four stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 26, 2016 there were 17 stockholders of record of our Class B common stock. All shares of Class B common stock are owned by TSG, current or former directors/managers and management of the Company, and there is no public market for these shares.

Dividend Policy

We did not declare or pay any cash dividends on our Class A common stock during 2015. We do not currently anticipate that we will pay any cash dividends on our Class A common stock in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant

Performance Graph

The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2015, relative to the performance of the S&P 500 Index, and the Russell 2000. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act.

	August 6, 2015	December 31, 2015
Planet Fitness Inc.	$100.00	$97.69
S&P 500 Index	100.00	98.10
Russell 2000 (Total Return) Index	100.00	93.42

Recent Sale of Unregistered Securities

In March 2015, we issued 100 shares of common stock to Christopher Rondeau for aggregate consideration of $1. The shares were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering.

In connection with the recapitalization transactions, we issued shares of Class B common stock to investment funds affiliated with TSG, and certain members of our management and our current or former board of directors. The shares of Class B common stock were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Use of Proceeds from Registered Securities

On August 5, 2015, our Registration Statement on Form S-1 (File No. 333-205141) was declared effective by the SEC for our IPO pursuant to which we and selling stockholders registered and sold an aggregate of 15,525,000 shares of our Class A common stock (including 2,025,000 shares sold pursuant to the underwriters' option to purchase additional shares) at a price of $16.00 per share. J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC and Credit Suisse Securities (USA) LLC acted as representatives in the offering. The offering commenced on August 5, 2015 and did not terminate before all of the securities registered in the registration statement were sold. The offering closed on August 11, 2015, resulting in net proceeds to us of $156.9 million after deducting underwriters' discounts and commissions.

We used the net proceeds to us from the IPO to purchase 10,491,055 issued and outstanding Holdings Units from certain Continuing LLC Owners consisting of investment funds affiliated with TSG, at a price per unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions. Pla-Fit Holdings did not receive any proceeds that we used to purchase Holdings Units from Continuing LLC Owners, and we did not receive any of the proceeds from the sale of shares of Class A common stock by the selling stockholders.

There has been no material change in the use of proceeds as described in the final prospectus filed on August 6, 2015.

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial and other data for the periods indicated. The terms “Predecessor” and “Successor” used below and throughout this Form 10-K refer to the periods prior and subsequent to our 2012 Acquisition, respectively. The selected historical consolidated financial data as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report.

The selected historical consolidated financial data set forth below as of December 31, 2013, 2012 and 2011 and for the periods from January 1, 2012 to November 7, 2012 (Predecessor) and November 8, 2012 to December 31, 2012 (Successor) and for the year ended December 31, 2011 have been derived from our audited consolidated financial statements not included in this report.

The unaudited combined results of operations and cash flows for the year ended December 31, 2012 represents the mathematical addition of our Predecessor’s results of operations from January 1, 2012 to November 7, 2012, and the Successor’s results of operations from November 8, 2012 to December 31, 2012. We have included the unaudited combined financial information in order to facilitate a comparison with our other years.

Subsequent to the IPO and the related recapitalization transactions, the Company is a holding company whose principal asset is a controlling equity interest in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and, through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the Holdings Units not owned by the Company. Such consolidation has been reflected for all periods presented. Our selected historical consolidated financial data does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone public company during those periods.

Our selected historical consolidated financial data may not be indicative of our future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements, “Item 1A. – Risk Factors,” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years ended December 31,			Combined year ended December 31,	Period from November 8, 2012 through December 31,	Period from January 1, 2012 through November 7,	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2012	2012	2011
Consolidated statement of operations data:	(Successor)	(Successor)	(Successor)	(Unaudited)(1)	(Successor)	(Predecessor)	(Predecessor)
Revenue:
Franchise revenue(2)	$71,762	$58,001	$33,684	$25,709	$4,420	$21,289	$14,903
Commission income	16,323	13,805	10,473	9,026	1,837	7,189	6,917
Franchise segment	88,085	71,806	44,157	34,735	6,257	28,478	21,820
Corporate-owned stores segment	98,390	85,041	67,364	49,182	8,822	40,360	39,395
Equipment segment(2)	144,062	122,930	99,488	75,770	26,708	49,062	75,221
Total revenue	330,537	279,777	211,009	159,687	41,787	117,900	136,436
Operating costs and expenses:
Cost of revenue	113,492	100,306	81,353	62,544	21,480	41,064	58,032
Store operations	57,485	49,476	41,692	34,331	5,950	28,381	27,790
Selling, general and administrative	55,573	35,121	23,118	22,108	2,633	19,475	15,005
Depreciation and amortization	32,158	32,341	28,808	12,635	6,959	5,676	4,205
Other (gain) loss	(273)	994	-	(1,921)	-	(1,921)	(234)
Total operating costs and expenses	258,435	218,238	174,971	129,697	37,022	92,675	104,798
Income from operations	72,102	61,539	36,038	29,990	4,765	25,225	31,638
Other income (expense), net:
Interest expense, net(3)	(24,549)	(21,800)	(8,912)	(3,782)	(2,430)	(1,352)	(1,891)
Other income (expense)	(275)	(1,261)	(694)	(96)	(125)	29	288
Total other expense, net	(24,824)	(23,061)	(9,606)	(3,878)	(2,555)	(1,323)	(1,603)
Income before income taxes	47,278	38,478	26,432	26,112	2,210	23,902	30,035
Provision for income taxes	9,148	1,183	633	712	56	656	747
Net income	38,130	37,295	25,799	25,400	2,154	23,246	29,288
Less net income attributable to non-controlling interests	19,612	487	361	1,047	32	1,015	2,350
Net income attributable to Planet Fitness, Inc.	$18,518	$36,808	$25,438	$24,353	$2,122	$22,231	$26,938

Net income per share of Class A common stock:
Basic & diluted	$0.11

Consolidated statement of cash flows data:
Net cash provided by operating activities	$81,663	$79,405	$66,943	$43,058	$12,481	$30,577	$37,954
Net cash used in investing activities	(19,161)	(54,362)	(7,137)	(232,900)	(216,156)	(16,744)	(6,699)
Net cash provided by (used in) financing activities	(74,240)	(12,952)	(37,994)	186,643	192,441	(5,798)	(33,963)

Consolidated balance sheet data:
Cash and cash equivalents	$31,430	$43,291	$31,267	n/a	$9,455	n/a	$12,986
Property and equipment, net	56,139	49,579	33,766	n/a	32,747	n/a	28,150
Total assets(4)	699,177	601,982	556,573	n/a	552,564	n/a	66,920
Total debt and capital lease obligations, excluding deferred financing costs	492,320	387,496	184,460	n/a	201,819	n/a	24,254
Total equity (deficit)	(1,080)	151,749	321,915	n/a	316,639	n/a	1,761

(1)

The table above sets forth our results of operations for the period from January 1, 2012 to November 7, 2012 (Predecessor), and the period November 8, 2012 to December 31, 2012 (Successor). The unaudited combined results of operations and cash flows for the year ended December 31, 2012 represents the mathematical addition of our Predecessor’s results of operations from January 1, 2012 to November 7, 2012, and the Successor’s results of operations from November 8, 2012 to December 31, 2012. We have included the unaudited combined financial information in order to facilitate a comparison with our other years. Each of the Predecessor and Successor results for the period from January 1, 2012 to November 7, 2012, and the period from November 8, 2012 to December 31, 2012, respectively, have been audited and are consistent with GAAP. However, the presentation of unaudited combined financial information for the year ended December 31, 2012 is not consistent with GAAP or with the pro forma requirements of Article 11 of Regulation S-X, and may yield results that are not comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments and (ii) the new basis of accounting established in connection with the 2012 Acquisition. Such results are not necessarily indicative of what the results for the respective periods would have been had the 2012 Acquisition not occurred. All references to the year ended December 31, 2012 in this Form 10-K are based on this unaudited combined information.

(2)

Effective January 1, 2012, we began to report placement revenue within franchise revenue. Prior to January 1, 2012, this revenue was reported within equipment revenue. Placement revenue includes amounts we charge our franchisees for assembling and placing cardio and strength equipment at franchisee-owned stores. Placement revenue was $9.8 million, $8.5 million, $6.3 million, and $4.9 million in 2015, 2014, 2013, and 2012, respectively. Prior to 2012, we did not separately track these amounts.

(3)	Interest expense in 2014 included $4.7 million for the loss on extinguishment of debt.
(4)

Deferred financing costs of $7.3 million, $5.5 million, $7.1 million, and $0.6 million have been reclassified in connection with the adoption of ASU No. 2015-03 as of December 31, 2014, 2013, 2012 and 2011, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries following the recapitalization transactions described in this report and to Pla-Fit Holdings, LLC and its consolidated subsidiaries prior to the recapitalization transactions.

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

As of December 31, 2015, we had approximately 7.3 million members and 1,124 stores in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,124 stores, 1,066 are franchised and 58 are corporate-owned.

As of December 31, 2015, we had 1,066 franchisee-owned stores and had commitments to open more than 1,000 new stores in the United States and more than 100 new stores in Canada under existing ADAs. Of the 58 existing corporate-owned stores as of December 31, 2015, eight of these stores were acquired from a franchisee (who is still an existing franchisee with other stores) on March 31, 2014.

Composition of Revenues, Expenses and Cash Flows

Revenues

We generate revenue from three primary sources:

•

Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 27%, 26% and 21% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Royalty revenue, which represents royalties paid by franchisees based on the franchisee-owned stores’ monthly and annual membership billings, is recognized on a monthly basis over the term of the franchise agreement. Franchise fees, which include fees under ADAs, are recognized when we have substantially completed all of our performance obligations, which is generally at or near the store opening date. Placement revenue includes amounts we charge our franchisees for assembling and placing cardio and strength equipment at franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the services at the franchisee stores. Other fees includes online member join fees we receive from franchisees related to processing transactions for new members joining franchisee-owned stores through the Company’s website and billing transaction fees we receive from franchisees related to franchisee membership billing processing through our third-party hosted point-of-sale system. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores through EFT transactions and the billing transaction fees we receive are based upon the number of transactions processed. Our royalties and other fees are deducted from these membership billings and remitted to us by the processor prior to the net billings being remitted to the franchisees. Commission income is generated from activities related to our franchisees, including purchases of merchandise, promotional materials and store fixtures by our franchisees from third-party vendors. Beginning in 2015, commission income also included commissions earned on equipment sales by third-party vendors to franchisees in international locations. These commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

•

Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 30%, 30%, and 32% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 95% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance. Membership dues and fees are earned and recognized over the membership term. Enrollment fees are recognized ratably over the estimated duration of the membership. Annual fees are recognized ratably over the 12-month membership period. Retail sales are recognized at the point of sale.

•

Equipment segment revenue: Includes equipment revenue for new U.S. franchisee-owned stores as well as replacement equipment for U.S. existing franchisee-owned stores. Franchisee-owned stores are required to replace their equipment every four to seven years based on the life of the specific equipment. This source of revenue comprised 43%, 44% and 47% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Equipment revenue is recognized when the equipment is delivered, assembled, placed and accepted by the franchisee.

Expenses

We primarily incur the following expenses:

•

Cost of revenue: Primarily includes the direct costs associated with equipment sales to new and existing franchisee-owned stores in the U.S. as well as direct costs related to our point-of-sale system. Cost of revenue also includes the cost of retail sales at our corporate-owned stores, which is immaterial. Our cost of revenue changes primarily based on equipment sales volume.

•

Store operations: Includes the direct costs associated with our corporate-owned stores, primarily rent, utilities, payroll, marketing, maintenance and supplies. The components of store operations remain relatively stable for each store and change primarily based on the number of corporate-owned stores. Our statements of operations do not include, and we are not responsible for, any costs associated with operating franchisee-owned stores.

•

Selling, general and administrative expenses: Consists of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities, including costs to support equipment placement services. These costs primarily consist of payroll, IT-related, marketing, legal and accounting expenses.

Cash flows

We generate a significant portion of our cash flows from monthly membership dues, royalties and various fees and commissions related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties and certain other fees, through our third-party hosted system-wide point-of-sale system. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected in February, June or October, depending on when the membership agreement was signed. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.

As new corporate-owned stores open, or existing stores generate positive same store sales, future corporate-owned store revenues are expected to grow. Our corporate-owned stores also generate strong operating margins and cash flows, as a significant portion of our costs are fixed or semi-fixed such as rent and labor.

Equipment sales to new and existing franchisee-owned stores also generate significant cash flows. Franchisees either pay in advance or provide evidence of a committed financing arrangement.

Recent Transactions

On August 11, 2015, we completed an IPO pursuant to which we and selling stockholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. We received $156.9 million in proceeds, net of underwriting discounts and commissions, which were used to purchase Holdings Units from the Continuing LLC Owners, at a purchase price per unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions.

On March 31, 2015, we amended our senior secured credit facility to provide for an increase in term loan borrowings to $506.1 million to permit the issuance of a cash distribution of approximately $140.0 million to holders of Class T Units and Class O Units of Pla-Fit Holdings. The full incremental borrowings of $120.0 million plus cash on hand were used to fund the distribution.

On March 31, 2014, we acquired the assets related to eight stores in the Hudson Valley area of New York from a franchisee for total consideration of $41.6 million. As a result of this transaction, the stores became corporate-owned stores, and we recorded related property and equipment, intangible assets and goodwill.

Seasonality

Our results are subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of store openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions.

See Note 21 to our consolidated financial statements included elsewhere in this Form 10-K for our total revenues, income from operations and net income for each of the quarters during the years ended December 31, 2015 and 2014.

Our Segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2015, 2014 and 2013. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Revenue
Franchise segment	$88,085	$71,806	$44,157
Corporate-owned stores segment	98,390	85,041	67,364
Equipment segment	144,062	122,930	99,488
Total revenue	$330,537	$279,777	$211,009

Segment EBITDA
Franchise	$66,030	$53,109	$30,123
Corporate-owned stores	36,070	31,705	21,742
Equipment	31,936	26,447	19,791
Corporate and other	(30,051)	(18,642)	(7,504)
Total Segment EBITDA	$103,985	$92,619	$64,152

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total

Year Ended December 31, 2015:
Income from operations	$57,442	$19,738	$25,725	$(30,803)	$72,102
Depreciation and amortization	8,544	17,232	6,211	171	32,158
Other income (expense)	44	(900)	—	581	(275)
Segment EBITDA	$66,030	$36,070	$31,936	$(30,051)	$103,985

Year Ended December 31, 2014:
Income from operations	$44,500	$14,154	$20,235	$(17,350)	$61,539
Depreciation and amortization	8,609	17,388	6,212	132	32,341
Other income (expense)	—	163	—	(1,424)	(1,261)
Segment EBITDA	$53,109	$31,705	$26,447	$(18,642)	$92,619

Year Ended December 31, 2013:
Income from operations	$22,528	$7,894	$12,093	$(6,477)	$36,038
Depreciation and amortization	7,595	13,407	7,698	108	28,808
Other income (expense)	—	441	—	(1,135)	(694)
Segment EBITDA	$30,123	$21,742	$19,791	$(7,504)	$64,152

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees from members (which we refer to as system-wide sales), the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, average royalty fee percentages for franchisee-owned stores, monthly PF Black Card membership penetration percentage, EBITDA, Adjusted EBITDA, Segment EBITDA, four-wall EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share. See “—Non-GAAP Financial Measures” below for our definition of EBITDA, Adjusted EBITDA, four-wall EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share and why we present EBITDA, Adjusted EBITDA, four-wall EBITDA, pro forma adjusted net income, and pro forma adjusted net income per diluted share, and for a reconciliation of our EBITDA, Adjusted EBITDA, and pro forma adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Franchisee-owned stores:
Stores operated at beginning of period	863	704	562
New stores opened	206	169	148
Stores debranded, sold or consolidated(1)	(3)	(10)	(6)
Stores operated at end of period	1,066	863	704

Corporate-owned stores:
Stores operated at beginning of period	55	45	44
New stores opened	3	2	1
Stores acquired from franchisees	—	8	—
Stores operated at end of period	58	55	45

Total stores:
Stores operated at beginning of period	918	749	606
New stores opened	209	171	149
Stores debranded, sold or consolidated(1)	(3)	(2)	(6)
Stores operated at end of period	1,124	918	749

(1)

The term “debranded” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated due to non-compliance with brand standards in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

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

Consistent with common industry practice, we present same store sales as compared to the same period in the prior year for all stores that have been open and for which monthly membership dues have been billed for longer than 12 months, beginning with the thirteenth month and thereafter, as applicable. Same store sales of our international stores are calculated on a constant currency basis, meaning that we translate the current year’s same store sales of our international stores at the same exchange rates used in the prior year. Since opening new stores will be a significant component of our revenue growth, same store sales is only one measure of how we evaluate our performance.

In March 2015, we completed a migration to a new point-of-sale and billing system (“POS system”), which gives us enhanced control over membership billing practices across all stores and allows us to create mandatory requirements to discontinue the attempted billing of delinquent membership accounts. We believe these changes in our billing practices are beneficial to our brand by controlling collection practices on delinquent accounts and do not believe they will have a negative impact on net membership billings collected by our corporate-owned or franchisee-owned stores. However, we expect the changes in our billing practices, which commenced in the second quarter of 2015, to cause our royalties to be lower due to earlier terminations of billings of certain delinquent accounts upon which we previously received royalty payments. While we do not believe that the impact on our royalties in the future will be material, these new billing practices are expected to negatively impact our same store sales metrics during 2016 as monthly EFT in these periods is expected to include fewer delinquent membership accounts. Due in part to certain limitations of our prior POS system, we are unable to provide comparable same store sales data for prior periods had these changes in billing practices been implemented previously.

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

The following table shows our same store sales for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Same store sales data

Same store sales growth:
Franchisee-owned stores	8.3%	11.5%	9.1%
Corporate-owned stores	1.9%	5.4%	6.1%
System-wide stores	7.7%	10.8%	8.4%

Number of stores in same store sales base:
Franchisee-owned stores	837	663	545
Corporate-owned stores	55	45	44
Total stores	892	716	589

Average royalty fee percentages for the franchisee-owned stores

The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a fixed monthly fee of $500 to a royalty of 5% of total monthly EFT and annual membership fees across our franchisee base. Our royalty fee has increased over time to a current rate of 5.0% for new franchisees in the U.S. and Canada.

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

Non-GAAP Financial Measures

We refer to EBITDA, Adjusted EBITDA and four-wall EBITDA as we use these measures to evaluate our operating performance and we believe these measures are useful to investors in evaluating our performance. EBITDA, Adjusted EBITDA and four-wall EBITDA as presented in this Form 10-K are supplemental measures of our performance that are neither required by, nor presented in accordance with GAAP. EBITDA, Adjusted EBITDA, and four-wall EBITDA should not be considered as substitutes for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of EBITDA, Adjusted EBITDA, and four-wall EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

We define EBITDA as net income before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include certain purchase accounting adjustments, management fees, certain IT system upgrade costs, acquisition transaction fees, IPO-related costs, IPO-related compensation expense, pre-opening costs and certain other charges and gains that we do not believe reflect our underlying business performance. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that we do not believe reflect our underlying business performance. Four-wall EBITDA is an assessment of store-level profitability for stores included in the same-store-sales base, which adjusts for certain administrative and other items that we do not consider in our evaluation of store-level performance.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Net income	$38,130	$37,295	$25,799
Interest expense, net (1)	24,549	21,800	8,912
Provision for income taxes	9,148	1,183	633
Depreciation and amortization	32,158	32,341	28,808
EBITDA	103,985	92,619	64,152
Purchase accounting adjustments (2)	1,606	2,814	2,819
Management fees (3)	1,899	1,211	1,136
IT system upgrade costs (4)	3,901	1,228	2,516
Transaction fees (5)	—	552	280
IPO-related costs (6)	7,697	687	—
IPO-related compensation expense(7)	6,155	—	—
Pre-opening costs (8)	793	1,676	295
Other (9)	(2,550)	(238)	—
Adjusted EBITDA	$123,486	$100,549	$71,198
(1)	Includes $4.7 million of loss on extinguishment of debt in the year ended December 31, 2014.
(2)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.

(3)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, resulting in a $1 million termination fee in the year ended December 31, 2015.

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

(9)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2015, the gain related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In 2014, this gain was related to restoration and business interruption costs from the flood that occurred in our Bayshore, New York store in August 2014.

As a result of the recapitalization transactions that occurred prior to our IPO, the New LLC Agreement, designated Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of pro forma adjusted net income and pro forma adjusted net income per diluted share gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as of January 1, 2013. In addition, pro forma adjusted net income assumes all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Pro forma adjusted net income per diluted share is calculated by dividing pro forma adjusted net income by the total shares of Class A common stock outstanding as though the IPO had occurred and those shares were outstanding for each period presented and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Pro forma adjusted net income and pro forma adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe pro forma adjusted net income and pro forma adjusted net income per diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of pro forma adjusted net income to net income, the most directly comparable GAAP measure, and the computation of pro forma adjusted net income per diluted share are set forth below.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income	$38,130	$37,295	$25,799
Provision for income taxes, as reported	9,148	1,183	633
Purchase accounting adjustments(1)	1,606	2,814	2,819
Management fees(2)	1,899	1,211	1,136
IT system upgrade costs(3)	3,901	1,228	2,516
Transaction fees(4)	—	552	280
IPO-related costs(5)	7,697	687	—
IPO-related compensation expense(6)	6,155	—	—
Pre-openings costs(7)	793	1,676	295
Other(8)	(2,550)	(238)	—
Purchase accounting amortization(9)	21,067	23,201	22,637
Adjusted income before income taxes	$87,846	$69,609	$56,115
Pro forma income taxes(10)	34,611	27,426	22,109
Pro forma adjusted net income	$53,235	$42,183	$34,006
Pro forma adjusted net income per share, diluted	$0.54	$0.43	$0.34
Pro forma shares outstanding(11)	98,710	98,710	98,710

(1)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.

(2)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, resulting in a $1 million termination fee in the year ended December 31, 2015.

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

(8)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2015, the gain related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In 2014, this gain was related to restoration and business interruption costs from the flood that occurred in our Bayshore, New York store in August 2014.

(9)

Represents the impact of the amortization of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014.

(10)	Represents corporate income taxes at an assumed effective tax rate of 39.4% for the years ended December 31, 2015, 2014 and 2013 applied to adjusted income before income taxes.
(11)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. for all periods presented.

The following table reconciles corporate-owned stores segment EBITDA to four-wall EBITDA for the year ended December 31, 2015:

	Year ended December 31, 2015
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$98,390	$36,070	36.7%
New stores (1)	(6,043)	232
Selling, general and administrative (2)	—	3,072
Impact of eliminations (3)	—	(1,644)
Purchase accounting adjustments (4)	—	893
Four-wall EBITDA for corporate-owned stores	$92,347	$38,623	41.8%
Royalty adjustment (5)	—	(4,617)
Royalty adjusted four-wall EBITDA	$92,347	$34,006	36.8%

(1)	Includes the impact of stores open less than 13 months and those which have not yet opened.
(2)	Reflects administrative costs attributable to the corporate-owned stores segment but not directly related to store operations.
(3)	Reflects intercompany charges for royalties and other fees which eliminate in consolidation.
(4)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition of Pla-Fit Holdings on November 8, 2012 and our acquisition of eight franchisee-owned stores during 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.

(5)	Includes the effect of royalties paid by the franchisee at a rate of 5% per our current franchisee agreement.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Franchise revenue	21.7%	20.7%	16.0%
Commission income	4.9%	5.0%	4.9%
Franchise segment	26.6%	25.7%	20.9%
Corporate-owned stores	29.8%	30.4%	31.9%
Equipment	43.6%	43.9%	47.2%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	34.4%	35.9%	38.6%
Store operations	17.4%	17.7%	19.8%
Selling, general and administrative	16.8%	12.5%	10.9%
Depreciation and amortization	9.7%	11.5%	13.6%
Other (gain) loss	(0.1%)	0.4%	0.0%
Total operating costs and expenses	78.2%	78.0%	82.9%
Income from operations	21.8%	22.0%	17.1%
Other expense, net:
Interest expense, net	(7.4%)	(7.7%)	(4.3%)
Other expense	(0.2%)	(0.5%)	(0.3%)
Total other expense, net	(7.6%)	(8.2%)	(4.6%)
Income before income taxes	14.2%	13.8%	12.5%
Provision for income taxes	2.8%	0.4%	0.3%
Net income	11.4%	13.4%	12.2%
Less net income attributable to non-controlling interests	5.9%	0.2%	0.2%
Net income attributable to Planet Fitness, Inc.	5.5%	13.2%	12.0%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Revenue:
Franchise revenue	$71,762	$58,001	$33,684
Commission income	16,323	13,805	10,473
Franchise segment	88,085	71,806	44,157
Corporate-owned stores	98,390	85,041	67,364
Equipment	144,062	122,930	99,488
Total revenue	330,537	279,777	211,009
Operating costs and expenses:
Cost of revenue	113,492	100,306	81,353
Store operations	57,485	49,476	41,692
Selling, general and administrative	55,573	35,121	23,118
Depreciation and amortization	32,158	32,341	28,808
Other (gain) loss	(273)	994	-
Total operating costs and expenses	258,435	218,238	174,971
Income from operations	72,102	61,539	36,038
Other expense, net:
Interest expense, net	(24,549)	(21,800)	(8,912)
Other expense	(275)	(1,261)	(694)
Total other expense, net	(24,824)	(23,061)	(9,606)
Income before income taxes	47,278	38,478	26,432
Provision for income taxes	9,148	1,183	633
Net income	38,130	37,295	25,799
Less net income attributable to non-controlling interests	19,612	487	361
Net income attributable to Planet Fitness, Inc.	$18,518	$36,808	$25,438

Comparison of the years ended December 31, 2015 and December 31, 2014

Revenue

Total revenues were $330.5 million in 2015, compared to $279.8 million in 2014, an increase of $50.8 million, or 18.1%.

Franchise segment revenue was $88.1 million in the year ended December 31, 2015 compared to $71.8 million in the year ended December 31, 2014, an increase of $16.3 million, or 22.7%.

Franchise revenue was $71.8 million in the year ended December 31, 2015 compared to $58.0 million in the year ended December 31, 2014, an increase of $13.8 million or 23.7%. Included in franchise revenue is royalty revenue of $46.2 million, franchise and other fees of $15.8 million, and placement revenue of $9.8 million for the year ended December 31, 2015, compared to royalty revenue of $32.7 million, franchise and other fees of $16.8 million, and placement revenue of $8.5 million for the year ended December 31, 2014. Of the $13.5 million increase in royalty revenue, $7.7 million was attributable to royalties from new stores opened in 2015 as well as stores that opened in 2014 that were not included in the same store sales base, which collectively resulted in higher royalty revenues. Additionally, $4.1 million is attributable to a same store sales increase of 8.3% in franchisee-owned stores, and $1.8 million is attributable to higher royalties on annual fees.

Commission income, which is included in our franchise segment, was $16.3 million in the year ended December 31, 2015 compared to $13.8 million in the year ended December 31, 2014, an increase of $2.5 million or 18.2%. The increase primarily reflects a higher volume of franchisee purchases from vendors due to the higher franchisee-owned store count in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Additionally, commission income was $0.5 million higher in the year ended December 31, 2015 due to commission income earned on equipment purchases by our international franchisees from our equipment manufacturer.

Revenue from our corporate-owned stores segment was $98.4 million in the year ended December 31, 2015, compared to $85.0 million in the year ended December 31, 2014, an increase of $13.4 million, or 15.7%. Of the $13.4 million increase, $4.2 million was related to incremental revenue from the acquisition of eight franchisee-owned stores on March 31, 2014 that were not included in the same store sales base until April 1, 2015 and $6.5 million was due to higher revenue from stores not included in the same store sales base. Additionally, same store sales from corporate-owned stores increased 1.9% in the year ended December 31, 2015, which contributed incremental revenues of $1.3 million.

Equipment segment revenue was $144.1 million in the year ended December 31, 2015, compared to $122.9 million in the year ended December 31, 2014, an increase of $21.1 million, or 17.2%. Of this increase, $12.5 million was attributable to higher replacement equipment sales and $8.7 million was attributable to equipment sales to 20 more new franchisee-owned stores, partially offset by a slight decrease in the average size of new stores in the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Cost of revenue

Cost of revenue was $113.5 million in the year ended December 31, 2015 compared to $100.3 million in the year ended December 31, 2014, an increase of $13.2 million, or 13.1%. Cost of revenue primarily relates to our equipment segment. The increase was primarily due to the impact of 20 more new franchisee-owned stores purchasing equipment in the year ended December 31, 2015, as compared to the year ended December 31, 2014, as well as the results of an increase in replacement equipment sales to existing franchisee-owned stores. The increase in costs is consistent with the increase in equipment revenue. Direct costs associated with our previous point-of-sale system were $1.3 million in the year ended December 31, 2015 compared to $3.4 million in the year ended December 31, 2014. We expect these costs to be immaterial in future periods as we migrated to a new system in 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $57.5 million in the year ended December 31, 2015 compared to $49.5 million in the year ended December 31, 2014, an increase of $8.0 million, or 16.2%. Of the $8.0 million increase, $5.2 million was attributable to incremental costs and expenses related to five new corporate-owned stores opened since January 1, 2014. In addition, approximately $2.0 million of incremental costs resulted from the acquisition of eight stores from a franchisee in March 2014 which were included for a full twelve months in 2015.

Selling, general and administrative

Selling, general and administrative expenses were $55.6 million in the year ended December 31, 2015 compared to $35.1 million in the year ended December 31, 2014, an increase of $20.5 million, or 58.2%. Of the $20.5 million increase, $6.2 million was cash-based and equity-based compensation expense recorded in connection with the IPO and $7.0 million was from incremental costs incurred in connection with the IPO, which we were not able to capitalize under GAAP because we did not retain any proceeds from the IPO. We also incurred $2.7 million of increased costs related to information technology which was primarily attributable to the rollout of a new point-of-sale system. The point-of-sale system rollout began in late 2014 and was completed in April 2015. In addition, we incurred additional expenses to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, preopening support and store operational excellence functions as well as incremental ongoing public company expenses. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $32.2 million in the year ended December 31, 2015 compared to $32.3 million in the year ended December 31, 2014, a decrease of $0.1 million, or 0.6%.

Other (gain) loss

Other (gain) loss was a gain of $0.3 million in the year ended December 31, 2015 compared to a loss of $1.0 million in the year ended December 31, 2014, which was primarily the result of the effective settlement of reacquired franchise rights related to the acquisition of eight stores from a franchisee in March 2014.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $24.5 million in the year ended December 31, 2015 compared to $21.8 million in the year ended December 31, 2014, an increase of $2.7 million, or 12.6%. The increase in interest expense, net was a result of the additional $120.0 million in borrowings under our senior secured credit facility which occurred on March 31, 2015.

Other expense

Other expense was $0.3 million in the year ended December 31, 2015 compared to $1.3 million in the year ended December 31, 2014, a decrease of $1.0 million or 78.2%. Other expense primarily consists of management fees we paid to TSG, realized gains (losses) on derivative activities, as well as the effects of foreign currency gains and losses. In 2015, the expense included a charge of $1.0 million for a termination fee related to the TSG management agreement which was terminated in connection with the IPO, and was partially offset by a gain of $2.6 million related to an adjustment to our tax benefit arrangement primarily due to changes in our effective tax rate.

Provision for income taxes

Income tax expense was $9.1 million for the year ended December 31, 2015 compared to $0.5 million for the year ended December 31, 2014, an increase of $8.6 million.

Prior to the recapitalization transactions, Pla-Fit Holdings was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.4% was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the 37.1% portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.5% applied to non-controlling interests, representing the remaining 62.9% of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $66.0 million in the year ended December 31, 2015 compared to $53.1 million in the year ended December 31, 2014, an increase of $12.9 million, or 24.3%. This increase was primarily the result of growth in our franchise segment revenue of $7.7 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $4.1 million attributable to a same store sales increase of 8.3% from franchisee-owned stores, and $1.8 million attributable to higher royalties on annual fees and higher vendor commissions, partially offset by higher operating expenses. Depreciation and amortization was $8.5 million in the year ended December 31, 2015 compared to $8.6 million for the year ended December 31, 2014.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $36.1 million in the year ended December 31, 2015 compared to $31.7 million in the year ended December 31, 2014, an increase of $4.4 million, or 13.8%. The increase was the result of the acquisition of eight franchisee-owned stores in March 2014 in addition to higher revenue related to stores not included in the same store sales base during the year ended December 31, 2015. Depreciation and amortization was $17.2 million for the year ended December 31, 2015, compared to $17.4 million for the year ended December 31, 2014.

Equipment

Segment EBITDA for the equipment segment was $31.9 million in the year ended December 31, 2015 compared to $26.4 million in the year ended December 31, 2014, an increase of $5.5 million, or 20.8%, primarily as a result of higher replacement equipment sales and equipment sales to 20 more new franchisee-owned stores in the year ended December 31, 2015 compared to the year ended December 31, 2014. Depreciation and amortization was $6.2 million for both the year ended December 31, 2015 and the year ended December 31, 2014.

Comparison of the years ended December 31, 2014 and December 31, 2013

Revenue

Total revenues were $279.8 million in the year ended December 31, 2014 compared to $211.0 million for the year ended December 31, 2013, an increase of $68.8 million, or 32.6%.

Franchise segment revenue was $71.8 million in the year ended December 31, 2014, compared to $44.1 million in the year ended December 31, 2013, an increase of $27.7 million, or 63.0%.

Franchise revenue was $58.0 million in the year ended December 31, 2014, compared to $33.7 million in the year ended December 31, 2013, an increase of $24.3 million, or 72.1%. Included in franchise revenue is royalty revenue of $32.7 million, franchise and other fees of $16.8 million, and placement revenue of $8.5 million for the year ended December 31, 2014, compared to royalty revenue of $21.0 million, franchise and other fees of $6.4 million, and placement revenue of $6.3 million for the year ended December 31, 2013. Of the $11.7 million increase in royalty revenue, $6.8 million was from new stores opened in 2014 as well as stores that opened in 2013 and were therefore not included in the same store sales base, which collectively resulted in a higher average royalty rate. Additionally, franchisee-owned same store sales increased 11.5% in 2014, resulting in an increase in royalty revenue of $3.9 million. The franchise and other fees increase of $10.4 million was primarily associated with a higher volume of franchisee membership billing transactions for which a fee was earned as well as more franchisee-owned stores in the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Commission income was $13.8 million in the year ended December 31, 2014, compared to $10.4 million in the year ended December 31, 2013, an increase of $3.4 million, or 33.7%. This increase primarily reflects a higher volume of franchisee purchases from vendors due to the higher franchisee-owned store count in the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Revenue from our corporate-owned stores segment was $85.0 million in the year ended December 31, 2014 compared to $67.4 million in the year ended December 31, 2013, an increase of $17.6 million, or 26.1%. The acquisition of eight franchisee-owned stores on March 31, 2014 led to an increase in revenue of $12.2 million. Additionally, same store sales from corporate-owned stores increased 5.4% in 2014, which contributed incremental revenues of $3.1 million in the year ended December 31, 2014. Revenue for stores not included in the same store sales base led to an increase in revenue of $0.5 million in the year ended December 31, 2014.

Equipment segment revenue was $122.9 million in the year ended December 31, 2014 compared to $99.5 million in the year ended December 31, 2013, an increase of $23.4 million, or 23.5%, as a result of equipment sales to 34 more new stores in the year ended December 31, 2014 as compared to the year ended December 31, 2013 and an increase in replacement equipment revenue of $1.8 million from sales to existing franchisee-owned stores in the year ended December 31, 2014.

Cost of revenue

Cost of revenue was $100.3 million in the year ended December 31, 2014 compared to $81.4 million in the year ended December 31, 2013, an increase of $18.9 million, or 23.2%. The increase was primarily the impact of 34 more new franchisee-owned stores purchasing equipment in the year ended December 31, 2014 as compared to the year ended December 31, 2013 as well as the result of an increase in replacement equipment sales to existing franchisee-owned stores. The increase in costs is consistent with the increase in equipment revenue. Direct costs related to our proprietary point-of-sale system were $3.4 million in the year ended December 31, 2014 and $1.1 million in the year ended December 31, 2013.

Store operations

Store operations, which relates to our corporate-owned stores segment, were $49.5 million in the year ended December 31, 2014 compared to $41.7 million in the year ended December 31, 2013, an increase of $7.8 million, or 18.7%. Approximately $6.2 million of this increase was a result of the acquisition of eight stores from a franchisee on March 31, 2014. In addition, we incurred costs and expenses attributable to new corporate-owned stores opened in the year ended December 31, 2014 and pre-opening costs related to one store that opened shortly after year-end. The increase in store operations costs is consistent with the increase in related corporate-owned store revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses were $35.1 million in the year ended December 31, 2014 compared to $23.1 million in the year ended December 31, 2013, an increase of $12.0 million, or 51.9%. This increase is primarily attributable to increases in payroll of $5.3 million and other related infrastructure changes of $6.8 million in the year ended December 31, 2014 to support our growing franchisee operations, including additional headcount needed to provide training, development, pre-opening support and store operational compliance functions.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $32.3 million in the year ended December 31, 2014 compared to $28.8 million in the year ended December 31, 2013, an increase of $3.5 million, or 12.2%, primarily due to the increased amortization of intangible assets related to the acquisition of eight stores from a franchisee in March 2014.

Other loss

Other loss increased by $1.0 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in other loss was primarily the result of the effective settlement of reacquired franchise rights related to the acquisition of eight stores from a franchisee in March 2014.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $21.8 million in the year ended December 31, 2014 compared to $8.9 million in the year ended December 31, 2013, an increase of $12.9 million, or 144.6%. The increase was primarily attributable to the increase in our indebtedness as a result of the refinancing in March 2014. Additionally, the increase includes $4.7 million related to the write-off of debt issuance costs as a result of this refinancing, which was accounted for as an extinguishment.

Other income (expense)

Other income (expense) primarily consists of management fees we paid to TSG, realized gains (losses) on derivative activities, as well as the effects of foreign currency gains and losses.

Provision for income taxes

For the years ended December 31, 2014 and 2013, Pla-Fit Holdings was treated as a pass-through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes are not significant in those years. Provision for income taxes consists of tax expense primarily related to the state of New Hampshire and Canada as well as certain other local taxes. We are also subject to tax withholding in Puerto Rico.

Segment results

Franchise

Segment EBITDA for the franchise segment was $53.1 million in the year ended December 31, 2014 compared to $30.1 million in the year ended December 31, 2013, an increase of $23.0 million, or 76.4%. This increase was primarily the result of growth in franchise revenue of $27.8 million due to higher royalties received from additional franchisee-owned stores opened in the year ended December 31, 2014, continued growth in royalties from stores opened in the December 31, 2013 and higher vendor commissions. Depreciation and amortization was $8.6 million in the year ended December 31, 2014 compared to $7.6 million in the year ended December 31, 2013, an increase of $1.0 million, or 13.2%.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $31.7 million in the year ended December 31, 2014 compared to $21.7 million in the year ended December 31, 2013, an increase of $10.0 million, or 46.1%, primarily due to the acquisition of eight franchisee-owned stores on March 31, 2014 and the increase in same store sales. Depreciation and amortization was $17.4 million in the year ended December 31, 2014 compared to $13.4 million in the year ended December 31, 2013, an increase of $4.0 million, or 29.9%. The increase is attributable to depreciation and amortization expense from the acquisition of eight franchisee-owned stores on March 31, 2014.

Equipment

Segment EBITDA for the equipment segment was $26.4 million in the year ended December 31, 2014 compared to $19.8 million in the year ended December 31, 2013, an increase of $6.6 million, or 33.3%, primarily as a result of equipment sales to 34 new franchisee-owned stores in 2014 as compared to 2013. Depreciation and amortization was $6.2 million in the year ended December 31, 2014 compared to $7.7 million in the year ended December 31, 2013, a decrease of $1.5 million, or 19.5%.

Liquidity and Capital Resources

As of December 31, 2015, we had $31.4 million of cash and cash equivalents. In addition, as of December 31, 2015, we had borrowing capacity of $40.0 million under our revolving credit facility.

We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and obligations under our tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures, payments of tax distributions and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$81,663	$79,405
Investing activities	(19,161)	(54,362)
Financing activities	(74,240)	(12,952)
Effect of foreign exchange rates on cash	(123)	(67)
Net (decrease) increase in cash	$(11,861)	$12,024

Operating activities

For the year ended December 31, 2015, net cash provided by operating activities was $81.7 million compared to $79.4 million in the year ended December 31, 2014, an increase of $2.3 million, and was primarily due to less cash used for working capital in the year ended December 31, 2015, driven by favorable changes in accounts receivable, notes receivable, due from related parties, and income taxes payable.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014
New corporate-owned stores and corporate-owned stores not yet opened	$5,446	$7,074
Existing corporate-owned stores	11,731	6,832
Information systems	1,828	1,531
Corporate and all other	483	1,213
Total capital expenditures	$19,488	$16,650

For the year ended December 31, 2015, net cash used in investing activities was $19.2 million compared to $54.4 million in the year ended December 31, 2014, a decrease of $35.2 million, and was primarily due to the acquisition of eight franchisee-owned stores on March 31, 2014 for cash of $38.6 million. This decrease was partially offset by higher capital expenditures related to corporate-owned stores in the year ended December 31, 2015.

Financing activities

For the year ended December 31, 2015, net cash used in financing activities was $74.2 million compared to $13.0 million in the year ended December 31, 2014, an increase of $61.2 million. Proceeds from the issuance of debt was $120.0 million in the year ended December 31, 2015 compared to proceeds of $390.0 million in the year ended December 31, 2014, partially offset by the repayment of existing outstanding debt of $185.8 million in the year ended December 31, 2014. Additionally, distributions to members of Pla-Fit Holdings were $176.5 million in the year ended December 31, 2015 compared to $205.4 million in the year ended December 31, 2014.

On March 31, 2014, we consummated a refinancing transaction whereby we borrowed $390.0 million in term loans and obtained a new $40.0 million revolving credit facility from a consortium of banks. The proceeds were primarily used to repay $180.9 million in outstanding debt, issue a $173.9 million dividend to members of Pla-Fit Holdings and acquire eight stores from a franchisee.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million and $20.0 million from cash on hand was used to issue a $140.0 million dividend to members of Pla-Fit Holdings.

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

The following table presents summary cash flow information for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Net cash (used in) provided by:
Operating activities	$79,405	$66,943
Investing activities	(54,362)	(7,137)
Financing activities	(12,952)	(37,994)
Effect of foreign exchange rates on cash	(67)	-
Net (decrease) increase in cash	$12,024	$21,812

Operating activities

For 2014, net cash provided by operating activities was $79.4 million compared to $66.9 million in 2013, an increase of $12.5 million, and was primarily due to higher net income in 2014 and, to a lesser degree, higher accounts payable, other accrued expenses and equipment deposits offset by higher accounts receivable.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
New corporate-owned stores and corporate-owned stores not yet opened	$7,074	$1,972
Existing corporate-owned stores	6,832	4,684
Information systems	1,531	419
Corporate and all other	1,213	212
Total capital expenditures	$16,650	$7,287

For 2014, net cash used in investing activities was $54.4 million compared to $7.1 million in 2013, an increase of $47.3 million, and was primarily due to the acquisition of eight franchisee-owned stores on March 31, 2014 for $38.6 million. Additionally, capital expenditures increased due to our three new corporate-owned stores and higher replacement equipment for corporate-owned stores during 2014 compared to 2013.

Financing activities

For 2014, net cash used in financing activities was $13.0 million compared to $38.0 million in 2013, a decrease of $25.0 million, and was primarily due to the refinancing of debt with proceeds from the issuance of new long-term debt of $390.0 million, partially offset by the repayment of the existing debt outstanding of $185.8 million. Additionally, we made distributions to members of Pla-Fit Holdings in 2014 in the amount of $205.4 million, an increase of $182.3 million.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At December 31, 2015, the terms of the senior secured credit facility required that we maintain a leverage ratio of no more than 6.0 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.0 to 1.0 by June 30, 2019.

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

As of December 31, 2015, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.5 to 1.0 which was calculated for the twelve months ended December 31, 2015 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million plus $20.0 million from cash on hand was used to fund a $140.0 million dividend to members of Pla-Fit Holdings. The incremental term loan borrowings bear a variable rate of interest of the greater of LIBOR or 1.00% plus the applicable margin of 3.75%. All other terms and conditions remain unchanged under the senior secured credit facility.

Contractual Obligations and Commitments

The following table presents contractual obligations and commercial commitments as of December 31, 2015.

	Payments due during the twelve months ending December 31,
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1)	$492,275	5,100	10,200	10,200	466,775
Interest on long-term debt (2)	121,199	23,680	46,493	45,573	5,453
Obligations under tax benefit arrangements (3)	140,191	3,019	14,197	14,446	108,529
Operating leases	102,082	13,272	24,438	19,570	44,802
Advertising commitments (4)	15,530	11,823	3,707	-	-
Purchase obligations (5)	14,361	14,361	-	-	-
Total Contractual Obligations	$885,638	$71,255	$99,035	$89,789	$625,559

(1)	Long-term debt payments include scheduled principal payments only.
(2)	Assumes an annual interest rate of 4.75% for the term of the loan.
(3)	Timing of payments under tax benefit arrangements is estimated.
(4)	As of December 31, 2015, we had advertising purchase commitments of approximately $15.5 million, including commitments for the NAF.
(5)

Purchase obligations consists of $14.4 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements

As of December 31, 2015, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities previously related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by those entities. Our maximum total commitment under these agreements is approximately $1.9 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2015 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of operating results and financial condition are based upon our consolidated financial statements included elsewhere in this Form 10-K. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

Our critical accounting policies are those that materially affect our consolidated financial statements including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to the portrayal of our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above.

Revenue recognition

Franchise revenue

Franchisees enter into ADAs with us to secure the exclusive right to open stores within a defined geographical area. ADAs establish the timing and number of stores to be developed within the defined geographical area. Pursuant to an ADA, a franchisee is generally required to pay an initial nonrefundable development fee for a minimum number of stores to be developed, as outlined in the respective ADA. ADA fees collected in advance are deferred until we deliver substantially all required obligations pursuant to the ADA. As the efforts and total cost relating to initial services are affected significantly by the number of stores opened in an area, the respective ADA is treated as a divisible contract. As each new site is developed under an ADA, a franchisee signs a franchise agreement for the respective franchise location. Each franchisee-owned store opened under an ADA typically has performance obligations associated with it, and we therefore recognize ADA revenue as each individual franchisee-owned store is developed in proportion to the total number of stores to be developed under the ADA. These obligations are typically completed once the store is opened or the franchisee executes the individual property lease. ADAs generally have an initial term equal to the number of years over which the franchisee is required to open franchise stores, which is typically five to ten years. There is no right of refund for an executed ADA. Upon default, as defined in the agreement, we may reacquire the rights pursuant to an ADA, and all remaining deferred revenue for the ADA is recognized at that time.

For stores opened without an ADA, we generally charge an initial upfront nonrefundable franchise fee. Nonrefundable franchise fees are typically deferred until the franchisee executes a lease and receives initial training for the location, which is the point at which we have determined that we have provided all of our material obligations required to recognize revenue. The individual franchise agreements typically have a 10-year initial term but provide the franchisee with an opportunity to enter into successive renewals subject to certain conditions.

Franchise agreements entered into prior to 2010 may include performance fees, which are fees earned by us upon each franchise store reaching a predetermined amount of total monthly membership billings. Performance fees are recognized when the related performance thresholds have been met.

Royalties, which represent recurring fees paid by franchisees based on the franchisee-owned stores’ monthly membership dues and annual fees, are recognized on a monthly basis over the term of the franchise agreement. As specified under certain franchise agreements, we recognize additional royalty fees as the franchisee-owned stores attain contractual monthly membership billing threshold amounts. Beginning in 2010, for all new franchise agreements entered into, we began charging a fixed royalty percentage based upon gross membership billings.

Online member join fees are paid to us by franchisees for processing new membership transactions when a new member signs up for a membership to a franchisee-owned store through our website.

Billing transaction fees are paid to us for the processing of franchisee membership dues and annual fees through our third-party hosted point-of-sale system.

We are generally responsible for the assembly and placement of equipment purchased from us for U.S.-based franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the placement services at the franchise location.

Commission income

We recognize commission income from our franchisees’ use of preferred vendor arrangements. Commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

Corporate-owned stores revenue

Customers are offered multiple membership choices varying in length and, in most cases, can be canceled without penalty. Monthly membership dues are earned and recognized over the membership term. Enrollment fees are charged to new members at the commencement of their membership. We recognize enrollment fees ratably over the estimated duration of the membership, which is generally two years. Annual membership fees are annual fees charged to members in addition to and in order to maintain low monthly membership dues. We recognize annual membership fees ratably over the 12-month membership period. We sell Planet Fitness-branded apparel, beverages and other accessories, which we define as retail sales. The revenue for these items is recognized at the point of sale.

Equipment revenue

We sell equipment purchased from third-party equipment manufacturers to U.S.-based franchisee-owned stores. Equipment revenue is recognized when the equipment is delivered, assembled, placed and accepted by the franchisee at each store. We recognize revenue on a gross basis in these transactions as we have determined that we are the principal in the transaction. We have determined that we are the principal because we are the primary obligor in these transactions, we have latitude in establishing prices for the equipment sales to franchisees, we have supplier selection discretion and are involved in determination of product specifications, and we bear all credit risk associated with obligations to the equipment manufacturers. We charge our franchisees for all freight costs incurred for the delivery of equipment and record these amounts within equipment revenue. Rebates from equipment vendors where we have recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.

Leases

We currently lease all of our corporate-owned stores and our corporate headquarters. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. The majority of our leases are operating leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rentals paid and the straight-line rent expense is recorded as deferred rent.

We expend cash for leasehold improvements and to build out and equip our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents otherwise payable by us, or a combination thereof. When contractually due to us, we classify tenant improvement allowances within property and equipment and deferred rent on the consolidated balance sheets and depreciate the tenant improvement allowance on a straight-line basis over the lease term.

Business combinations

We account for business combinations using the purchase method of accounting which results in the assets acquired and liabilities assumed being recorded at fair value.

The valuation methodologies used are based on the nature of the asset or liability. The significant assets and liabilities measured at fair value include property and equipment, intangible assets, deferred revenue and favorable and unfavorable leases. For the 2012 Acquisition, intangible assets consisted of trade and brand names, member relationships, franchisee relationships related to both our franchise and equipment segments, non-compete agreements, order backlog and favorable and unfavorable leases. For other acquisitions, which consist of acquisitions of stores from franchisees, intangible assets generally consist of member relationships, re-acquired franchise rights, and favorable and unfavorable leases.

The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. Our valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. For re-acquired franchise rights with terms that are either favorable or unfavorable (from our perspective) to the terms included in our current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Deferred revenue is valued based on our estimated costs to fulfill the obligations assumed, plus a normal profit margin. No deferred revenue amounts are recognized for enrollment fees in our business combinations as there is no remaining obligation.

We consider our trade and brand name intangible assets to have an indefinite useful life, and, therefore, these assets are not amortized but rather are tested for impairment annually as discussed below. Amortization of re-acquired franchise rights and franchisee relationships is recorded over the respective franchise terms using the straight-line method which we believe approximates the period during which we expect to receive the related benefits. Member relationships are amortized on an accelerated basis based on expected attrition. Favorable and unfavorable operating leases are amortized into rental expense over the lease term of the respective leases using the straight-line method.

Impairment of long-lived assets, including goodwill and intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Store-level assets are grouped by store and assessed on a store by store basis for the purpose of the impairment assessment. There were no impairment charges recorded during the years ended December 31, 2015, 2014 or 2013.

Goodwill and indefinite lived intangibles (our trade and brand name intangible assets) have been assigned to our reporting units for purposes of impairment testing. Our reporting units are Franchise, Corporate-owned stores and Equipment, which are the same as our reportable segments.

The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess goodwill for impairment for all of our reporting units in 2015.

We evaluate the remaining useful lives of our trade and brand name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade and brand name intangible asset impairment test consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess all of our indefinite lived intangible assets for impairment in 2015.

Currently, we have selected the last day of our year as the date on which to perform our annual impairment tests for goodwill and indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of goodwill or indefinite lived intangible assets was recorded during the years ended December 31, 2015, 2014 or 2013.

Equity-based compensation

We have equity-based compensation plans under which we receive services from our employees as consideration for equity instruments of the Company, including stock options and restricted stock units. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period.

Prior to the IPO, certain of our employees received grants of Class M Units in Pla-Fit Holdings. These awards are accounted for in accordance with guidance prescribed for accounting for share based compensation. Based on this guidance and the terms of the awards, the awards are equity classified. The Class M Units receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeds a threshold equivalent to the fair value of the Company, as determined by the Company’s board of directors, at the grant date. Eighty percent of the awards vest over five years of continuous employment or service while the other twenty percent only vest in the event of an IPO of the Company’s common stock or that of its parent or one of its subsidiaries, subject to the holder of the Class M Units remaining employed or providing services on the date of such IPO. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service, and have a ten year contractual term. These awards are accounted for as equity at their fair value as of the grant date.

The fair value of each award was estimated on the date of grant using a Monte Carlo simulation model. Significant assumptions include the business enterprise value, time to a liquidity event, volatility and expected term of the awards.

During the year ended December 31, 2015, prior to the IPO, we modified the vesting terms of 10.737 outstanding Class M Units such that those units were fully vested and eligible to receive distributions following a liquidity event. In connection with the IPO and related recapitalization transactions as described in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K, all of the outstanding Class M Units were converted into Holdings Units and Class B common stock of Planet Fitness, Inc. in accordance with the terms of the awards. Our IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding shares of Class B common stock were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share.

Income taxes

As a result of the recapitalization transactions, Planet Fitness, Inc. became the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including Planet Fitness, Inc. following the recapitalization transactions, on a pro rata basis. Planet Fitness Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings following the recapitalization transactions. The Company is also subject to taxes in foreign jurisdictions.

Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are the use of accelerated depreciation and certain basis differences resulting from acquisitions and the recapitalization transactions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We recognize the effects of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Pla-Fit Holdings is liable for certain state and local taxes and is subject to tax withholding in foreign jurisdictions. After the consummation of this offering, pursuant to the New LLC Agreement, Pla-Fit Holdings will generally make pro rata tax distributions to the holders of Holdings Units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Pla-Fit Holdings that is allocated to them. See “Certain Relationships and Related Transactions, and Director Independence—Recapitalization transactions in connection with our IPO—Pla-Fit Holdings amended and restated limited liability company agreement.”

Tax Benefit Arrangements

Our acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of our Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, we entered into two tax receivable agreements. Under the first of those agreements, we are generally required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Recapitalization transactions in connection with our IPO—Exchange agreement”, to the extent an exchange results in Pla-Fit Holdings incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when we subsequently realize a related tax benefit, Pla-Fit Holdings will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution.

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, at the completion of the recapitalization transactions and the IPO, we recorded an initial liability of $142.0 million payable to the Direct TSG Investors and the Continuing LLC Owners under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments we anticipate being able to utilize in future years.  Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the tax benefit arrangements and our consolidated results of operations.

We expect to receive additional increases in our share of the tax basis of Pla-Fit Holdings assets when the Continuing LLC Owners exchange Holdings Units (together with the corresponding shares of Class B common stock) for Class A common stock. If we acquire Holdings Units from the Continuing LLC Owners, we expect both the original basis adjustments and the anticipated basis adjustments will increase, resulting in additional future tax deductions and therefore reducing the amount of future income tax we would otherwise be required to pay. These potential future increases in tax basis will result in additional deferred tax assets and additional liabilities under the tax benefit arrangements, representing approximately 85% of the projected tax savings for the expected use of these tax attributes. Such amounts will be recorded at the time of these future exchanges based on our projections of taxable income and other factors that may exist at the time of such exchanges.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under our IPO registration statement.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 1.00%. As of December 31, 2015, we had outstanding borrowings of $492.3 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $4.9 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 10 to our consolidated financial statements elsewhere in this Form 10-K.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2015, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Planet Fitness, Inc.:

We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Fitness, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 4, 2016

Planet Fitness, Inc. and subsidiaries

Consolidated balance sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$31,430	$43,291
Accounts receivable, net of allowance for bad debts of $629 and $399 at December 31, 2015 and December 31, 2014, respectively	19,079	19,275
Due from related parties	4,940	1,141
Inventory	4,557	3,012
Restricted assets – NAF (note 5)	1,962	—
Notes Receivable, current	—	1,290
Prepaid expenses	5,152	4,355
Other current assets	5,825	2,954
Total current assets	72,945	75,318
Property and equipment, net	56,139	49,579
Intangible assets, net	273,619	295,162
Goodwill	176,981	176,981
Deferred income taxes	117,358	260
Notes receivable, net of current portion	—	2,007
Other assets, net	2,135	2,675
Total assets	$699,177	$601,982
Liabilities and stockholders' deficit/members' equity
Current liabilities:
Current maturities of long-term debt	$5,100	$3,900
Accounts payable	23,950	26,738
Accrued expenses	13,667	8,494
Equipment deposits	5,587	6,675
Deferred revenue, current	14,717	14,549
Payable to related parties pursuant to tax benefit arrangements, current	3,019	—
Other current liabilities	212	529
Total current liabilities	66,252	60,885
Long-term debt, net of current maturities	479,779	375,881
Deferred rent, net of current portion	4,554	3,012
Deferred revenue, net of current portion	12,016	9,330
Deferred tax liabilities	—	606
Payable to related parties pursuant to tax benefit arrangements, net of current portion	137,172	—
Other liabilities	484	519
Total noncurrent liabilities	634,005	389,348
Commitments and contingencies (note 17)
Stockholders'/members' equity:
Members’ equity	—	146,156
Class A common stock, $.0001 par value - 300,000 shares authorized, 36,598 shares issued and outstanding as of December 31, 2015	4	—
Class B common stock, $.0001 par value - 100,000 shares authorized, 62,112 shares issued and outstanding as of December 31, 2015	6	—
Accumulated other comprehensive income (loss)	(1,710)	(636)
Additional paid in capital	352	—
Accumulated deficit	(14,032)	—
Total stockholders' deficit attributable to Planet Fitness, Inc./members' equity	(15,380)	145,520
Non-controlling interests	14,300	6,229
Total stockholders' deficit/members' equity	(1,080)	151,749
Total liabilities and stockholders' deficit/members' equity	$699,177	$601,982

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of operations

(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenue:
Franchise	$71,762	$58,001	$33,684
Commission income	16,323	13,805	10,473
Corporate-owned stores	98,390	85,041	67,364
Equipment	144,062	122,930	99,488
Total revenue	330,537	279,777	211,009
Operating costs and expenses:
Cost of revenue	113,492	100,306	81,353
Store operations	57,485	49,476	41,692
Selling, general and administrative	55,573	35,121	23,118
Depreciation and amortization	32,158	32,341	28,808
Other (gain) loss	(273)	994	-
Total operating costs and expenses	258,435	218,238	174,971
Income from operations	72,102	61,539	36,038
Other expense, net:
Interest expense, net	(24,549)	(21,800)	(8,912)
Other expense	(275)	(1,261)	(694)
Total other expense, net	(24,824)	(23,061)	(9,606)
Income before income taxes	47,278	38,478	26,432
Provision for income taxes	9,148	1,183	633
Net income	38,130	37,295	25,799
Less net income attributable to non-controlling interests	19,612	487	361
Net income attributable to Planet Fitness, Inc.	$18,518	$36,808	$25,438

Net income per share of Class A common stock(1):
Basic & diluted	$0.11
Weighted-average shares of Class A common stock outstanding(1):
Basic & diluted	36,244
(1)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from August 6, 2015 through December 31, 2015, the period following the recapitalization transactions and IPO (see Note 15).

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of comprehensive income

(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income including non-controlling interests	$38,130	$37,295	$25,799
Other comprehensive (loss) income, net:
Gains (losses) on interest rate swaps, net of tax	—	(92)	92
Unrealized loss on interest rate caps, net of tax	(1,388)	(662)	-
Foreign currency translation adjustments	314	26	-
Total other comprehensive (loss) income, net	(1,074)	(728)	92
Total comprehensive income including non-controlling interests	37,056	36,567	25,891
Less: total comprehensive income attributable to non-controlling interests	19,557	487	361
Total comprehensive income attributable to Planet Fitness, Inc.	$17,499	$36,080	$25,530

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of cash flows

(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$38,130	$37,295	$25,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,158	32,341	28,808
Amortization of deferred financing costs	1,596	1,315	1,582
Amortization of favorable leases and asset retirement obligations	478	501	246
Amortization of interest rate caps	28	—	—
Deferred tax (benefit) expense	6,135	(63)	(1,430)
Gain on decrease in tax benefit arrangement	(2,549)	—	—
Provision for bad debts	667	139	57
Gain on disposal of property and equipment	(273)	(545)	(52)
Loss on extinguishment of debt	—	4,697	—
Equity-based compensation	4,877	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(414)	(3,632)	(3,101)
Notes receivable and due from related parties	4,210	177	1,281
Inventory	(1,545)	(769)	(1,750)
Other assets and other current assets	(5,720)	(1,818)	(776)
Accounts payable and accrued expenses	263	5,042	13,456
Other liabilities and other current liabilities	99	(2)	421
Income taxes	115	(1,670)	(364)
Equipment deposits	(1,088)	4,028	(1,803)
Deferred revenue	2,994	842	3,398
Deferred rent	1,502	1,527	1,171
Net cash provided by operating activities	81,663	79,405	66,943
Cash flows from investing activities:
Additions to property and equipment	(19,488)	(16,650)	(7,287)
Acquisition of franchises	—	(38,638)	—
Proceeds from sale of property and equipment	327	926	150
Net cash used in investing activities	(19,161)	(54,362)	(7,137)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	156,946	—	—
Use of proceeds from issuance of Class A common stock to purchase Holdings Units	(156,946)	—	—
Proceeds from issuance of long-term debt	120,000	390,000	—
Principal payments on capital lease obligations	(376)	(1,162)	(3,291)
Repayment of long-term debt	(14,800)	(185,800)	(10,544)
Net repayments on line of credit	—	—	(3,525)
Payment of deferred financing and other debt-related costs	(1,698)	(7,785)	(19)
Premiums paid for interest rate caps	(880)	(2,373)	—
Contributions from variable interest entities	—	—	3,402
Distributions to variable interest entities	—	(458)	(960)
Distributions to members of Pla-Fit Holdings	(176,486)	(205,374)	(23,057)
Net cash used in financing activities	(74,240)	(12,952)	(37,994)
Effects of exchange rate changes on cash and cash equivalents	(123)	(67)	—
Net (decrease) increase in cash and cash equivalents	(11,861)	12,024	21,812
Cash and cash equivalents, beginning of period	43,291	31,267	9,455
Cash and cash equivalents, end of period	$31,430	$43,291	$31,267

Supplemental cash flow information:
Net cash paid for income taxes	$2,834	$1,604	$1,826
Cash paid for interest	$23,220	$20,756	$7,638
Non-cash investing activities:
Non-cash consideration for acquisition of franchises	$—	$3,000	$—
Non-cash additions to property and equipment	$207	$1,049	$—
Non-cash financing activities:
Non-cash distributions to members	$—	$901	$—

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statement of changes in equity

(Amounts in thousands)

	Members' equity	Class A common stock Shares Amount		Class B common stock Shares Amount		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
Balance at January 1, 2013	$313,242	—	$—	—	$—	$—	$—	$—	$3,397	$316,639
Net Income	25,438	—	—	—	—	—	—	—	361	25,799
Other comprehensive income	—	—	—	—	—	92	—	—	—	92
Contributions from members	—	—	—	—	—	—	—	—	3,402	3,402
Distributions to members	(23,057)	—	—	—	—	—	—	—	(960)	(24,017)
Balance at December 31, 2013	$315,623	—	$—	—	$—	$92	$—	$—	$6,200	$321,915
Net Income	36,808	—	—	—	—	—	—	—	487	37,295
Other comprehensive loss	—	—	—	—	—	(728)	—	—	—	(728)
Distributions to members	(206,275)	—	—	—	—	—	—	—	(458)	(206,733)
Balance at December 31, 2014	146,156	—	—	—	—	(636)	—	—	6,229	151,749
Distributions to members prior to the recapitalization transactions	(164,693)	—	—	—	—	—	—	—	—	(164,693)
Net income prior to the recapitalization transactions	14,412	—	—	—	—	—	—	—	264	14,676
Other comprehensive loss prior to the recapitalization transactions	—	—	—	—	—	(1,054)	—	—	—	(1,054)
Equity-based compensation expense recorded in connection with recapitalization transactions	4,525	—	—	—	—	—	—	—	—	4,525
Effect of the recapitalization transactions	(400)	26,107	3	72,603	7	—	—	138	252	—
Issuance of Class A common stock in IPO, net of commissions	—	10,491	1	(10,491)	(1)	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from the recapitalization transactions and IPO	—	—	—	—	—	—	—	(18,276)	—	(18,276)
Net income subsequent to the recapitalization transactions	—	—	—	—	—	—	—	4,106	19,348	23,454
Equity-based compensation expense subsequent to the recapitalization transactions	—	—	—	—	—	—	352	—	—	352
Distributions to members of Pla-Fit Holdings subsequent to the recapitalization transactions	—	—	—	—	—	—	—	—	(11,793)	(11,793)
Other comprehensive loss subsequent to the recapitalization transactions	—	—	—	—	—	(20)	—	—	—	(20)
Balance at December 31, 2015	$—	36,598	$4	62,112	$6	$(1,710)	$352	$(14,032)	$14,300	$(1,080)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 7.3 million members and 1,124 owned and franchised locations (referred to as stores) in 47 states, the District of Columbia, Puerto Rico, Dominican Republic and Canada as of December 31, 2015.

The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name;
•	Owning and operating fitness centers under the Planet Fitness trade name; and
•	Selling fitness-related equipment to franchisee-owned stores.

In 2012 investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), purchased interests in Pla-Fit Holdings.

The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions discussed below, the Company became the sole managing member and holder of 100% of the voting power and 37.1% of the economic interest of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.

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

Subsequent to the IPO and the related recapitalization transactions, the Company is a holding company whose principal asset is a controlling equity interest in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of Holdings Units not owned by the Company. As of December 31, 2015, the Company held 100% of the voting interest, and approximately 37.1% of the economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(2) Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed in Note 1, as a result of the recapitalization transactions, Planet Fitness, Inc. consolidates Pla-Fit Holdings and Pla-Fit Holdings is considered to be the predecessor to Planet Fitness, Inc. for accounting and reporting purposes. The Company also consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include franchise entities and certain other entities. The Company is not deemed to be the primary beneficiary for Planet Fitness franchise entities. Therefore, these entities are not consolidated.

The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”) and PF Melville LLC (“PF Melville”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. These entities are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs.

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of assets and liabilities in connection with acquisitions, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, and the liability for the Company’s tax benefit arrangements.

(c) Concentrations

Cash and cash equivalents are financial instruments, which potentially subject the Company to a concentration of credit risk. The Company invests its excess cash in several major financial institutions, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company maintains balances in excess of these limits, but does not believe that such deposits with its banks are subject to any unusual risk.

The credit risk associated with trade receivables is mitigated due to the large number of customers, generally our franchisees, and their broad dispersion over many different geographic areas. We do not have any concentrations with respect to our revenues.

The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores, from two primary vendors. For the year ended December 31, 2015 purchases from these two vendors comprised 79% and 18%, respectively, for the year ended December 31, 2014 purchases from these two vendors comprised 66% and 25%, respectively, and for the year ended December 31, 2013 purchases from these two vendors comprised 66% and 27%, respectively, of total equipment purchases.

The Company, including Planet Fitness NAF, LLC (“NAF”) uses one primary vendor for advertising services. Purchases from this vendor totaled 49%, 61%, and 68% of total advertising purchases for the years ended December 31, 2015, 2014 and 2013, respectively (see Note 5 for further discussion of NAF).

(d) Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash held within the NAF is recorded as a restricted asset (see Note 5).

(e) Revenue recognition

Franchise revenue

The following revenues are generated as a result of transactions with or related to the Company’s franchisees.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Area development fees

Franchisees contractually enter into area development agreements (ADAs) to secure the exclusive right to open franchise stores within a defined geographical area. ADAs establish the timing and number of stores to be developed within the defined geographical area. Pursuant to an ADA, a franchisee is generally required to pay an initial nonrefundable development fee for a minimum number of stores to be developed, as outlined in the respective ADA. ADA fees collected in advance are deferred until the Company provides substantially all required obligations pursuant to the ADA. As the efforts and total cost relating to initial services are affected significantly by the number of stores opened in an area, the respective ADA is treated as a divisible contract. As each new site is accepted under an ADA, a franchisee signs a franchise operating agreement for the respective franchise location. As each store opened under an ADA typically has performance obligations associated with it, the Company recognizes ADA revenue as each individual franchise location is developed in proportion to the total number of stores to be developed under the ADA. These obligations are typically completed once the store is opened or the franchisee executes the individual property lease. As of December 31, 2015 and 2014, the deferred revenue for ADAs was $10,471 and $8,215, respectively. ADAs generally have an initial term equal to the number of years over which the franchisee is required to open franchise stores, which is typically 5 to 10 years. There is no right of refund for an executed ADA. Upon default, as defined in the agreement, the Company may reacquire the rights pursuant to an ADA, and all remaining deferred revenue is recognized at that time.

Franchise fees and performance fees

For stores opened without an ADA, the Company generally charges an initial upfront nonrefundable franchise fee. Nonrefundable franchise fees are typically deferred until the franchisee executes a lease and receives initial training for the location, which is the point at which the Company has determined it has provided all of its material obligations required to recognize revenue. As of December 31, 2015 and 2014, the Company has recorded deferred franchise fees of $473 and $205, respectively, relating to stores to be opened in future years. These amounts are included in deferred revenue as of December 31, 2015 and 2014.

The individual franchise agreements typically have a 10-year initial term, but provide the franchisee with an opportunity to enter into successive renewals subject to certain conditions.

Franchise agreements entered into prior to 2010 may include performance fees, which are fees earned by the Company upon each franchise store reaching a predetermined amount of total monthly membership billings. Performance fees are recognized when the related performance thresholds have been met.

Royalties

Royalties, which represent recurring fees paid by franchisees based on the franchisee-owned stores’ monthly membership billings, are recognized on a monthly basis over the term of the franchise agreement. As specified under certain franchise agreements, the Company recognizes additional royalty fees as the franchisee-owned stores attain contractual monthly membership billing threshold amounts. Beginning in 2010, for all new franchise agreements entered into, the Company began charging a fixed royalty percentage based upon gross membership billings.

Other fees

Online member join fees are paid to the Company by franchisees for processing new membership transactions when a new member signs up for a membership to a franchisee-owned store through the Company’s website.

Billing transaction fees are paid to the Company for the processing of franchisee membership dues and annual fees through the Company’s third-party hosted point-of-sale system.

Placement

The Company is generally responsible for assembly and placement of equipment it sells to franchisee-owned stores. Placements revenue is recognized upon completion and acceptance of the services at the franchise location.

Commission income

The Company recognizes commission income from its franchisees’ use of preferred vendor arrangements. Commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Corporate-owned stores revenue

The following revenues are generated from stores owned and operated by the Company.

Membership dues revenue

Customers are offered multiple membership choices varying in length. Membership dues are earned and recognized over the membership term on a straight-line basis.

Enrollment fee revenue

Enrollment fees are charged to new members at the commencement of their membership. The Company recognizes enrollment fees ratably over the estimated duration of the membership life, which is generally two years.

Annual membership fee revenue

Annual membership fees are annual fees charged to members in addition to and in order to maintain low monthly membership dues. The Company recognizes annual membership fees ratably over the 12-month membership period.

Retail sales

The Company sells Planet Fitness branded apparel, food, beverages, and other accessories. The revenue for these items is recognized at the point of sale.

Equipment revenue

The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S. based franchisee-owned stores. Equipment revenue is recognized upon the equipment being delivered to and assembled at each store and accepted by the franchisee. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. The Company recognizes revenue on a gross basis in these transactions as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal because the Company is the primary obligor in these transactions, the Company has latitude in establishing prices for the equipment sales to franchisees, the Company has supplier selection discretion and is involved in determination of product specifications, and the Company bears all credit risk associated with obligations to the equipment manufacturers.

Equipment deposits are recognized as a liability on the accompanying consolidated balance sheets until delivery, assembly (if required), and acceptance by the franchisee. As of December 31, 2015 and 2014, equipment deposits were $5,587 and $6,675, respectively.

Sales tax

All revenue amounts are recorded net of applicable sales tax.

(f) Deferred revenue

Deferred revenue represents cash received from franchisees for ADAs and franchise fees for which revenue recognition criteria has not yet been met and cash received from members for enrollment fees, membership dues and annual fees for the portion not yet earned based on the membership period.

(g) Cost of revenue

Cost of revenue consists of direct costs associated with equipment sales, including freight costs, direct costs related to the maintenance and support of the Company’s proprietary system-wide point-of-sale system, and the cost of retail merchandise sold in corporate-owned stores. Costs related to the point-of-sale system were $1,236, $3,385, and $1,107 for the years ended December 31, 2015, 2014 and 2013 respectively. Costs related to retail merchandise were immaterial in all periods presented. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.

(h) Store operations

Store operations consists of the direct costs related to operating corporate-owned stores, including our store management and staff, rent expense, utilities, supplies, maintenance, and local advertising.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(i) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $3,452, $2,743, and $2,245, for the years ended December 31, 2015, 2014 and 2013, respectively.

(j) Accounts and notes receivable

Accounts receivable is primarily comprised of amounts owed to the Company resulting from equipment, placement, and commission revenue. Notes receivable arise primarily from financing activities with franchisees. The Company evaluates its accounts and notes receivable on an ongoing basis and may establish an allowance for doubtful accounts based on collections and current credit conditions. Accounts are written off as uncollectible when it is determined that further collection efforts will be unsuccessful. Notes receivable are generally secured by all property, assets, and rights owned by the franchisee. Historically, the Company has not had a significant amount of write-offs.

(k) Leases and asset retirement obligations

The Company recognizes rent expense related to leased office and operating space on a straight-line basis over the term of the lease. The difference between rent expense and rent paid, if any, as a result of escalation provisions and lease incentives, such as tenant improvements provided by lessors, and is recorded as deferred rent in the Company’s consolidated balance sheets.

In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, the Company establishes assets and liabilities for the present value of estimated future costs to return certain leased facilities to their original condition. Such assets are depreciated on a straight-line basis over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

(l) Property and equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its related estimated useful life. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset, whichever is shorter. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in the consolidated statements of operations. Ordinary maintenance and repair costs are expensed as incurred. The estimated useful lives of the Company’s fixed assets by class of asset are as follows:

Years
Buildings and building improvements	20–40
Computers and equipment	3
Furniture and fixtures	5
Leasehold improvements	Useful life or term of lease whichever is shorter
Fitness equipment	5–7
Vehicles	5

(m) Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses, net of amounts reimbursed by franchisees, are included within selling, general and administrative expenses and totaled $9,349, $7,272, and $5,731 for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 5 for discussion of the national advertising fund.

(n) Goodwill, long-lived assets, and other intangible assets

Goodwill and other intangible assets that arise from acquisitions are recorded in accordance with ASC Topic 350, Intangibles—Goodwill and Other. In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade and brand names, customer relationships, noncompete agreements, reacquired franchise rights, and favorable or unfavorable leases. Transactions are evaluated to determine whether any gain or loss on reacquired franchise rights, based on their fair value, should be recognized separately from identified intangibles. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives on either a straight-line or accelerated basis as deemed appropriate, and are reviewed for impairment when events or circumstances suggest that the assets may not be recoverable.

The Company performs its annual test for impairment of goodwill and indefinite lived intangible assets on December 31 of each year. For goodwill, the first step of the impairment test is to determine whether the carrying amount of a reporting unit exceeds the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company would be required to perform a second step of the impairment test as this is an indication that the reporting unit’s goodwill may be impaired. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Any impairment loss would be recognized in an amount equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. The Company is also permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the Company concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

For indefinite lived intangible assets, the impairment assessment consists of comparing the carrying value of the asset to its estimated fair value. To the extent that the carrying value exceeds the fair value of the asset, an impairment is recorded to reduce the carrying value to its fair value. The Company is also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on the Company’s qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required.

The Company determined that no impairment charges were required during any periods presented.

The Company applies the provisions of ASC Topic 360, Property, Plant and Equipment, which requires that long-lived assets, including amortizable intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no events or changes in circumstances that required the Company to test for impairment during any of the periods presented.

(o) Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are the use of accelerated depreciation and certain basis differences resulting from acquisitions and the recapitalization transactions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As a result of the recapitalization transactions, Planet Fitness, Inc. became the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including Planet Fitness, Inc. following the recapitalization transactions, on a pro rata basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings following the recapitalization transactions. The Company is also subject to taxes in foreign jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 16).

During 2013 the Company changed its position with respect to taxes due on interest and dividends to the state of New Hampshire that had previously been paid by the members. This resulted in the Company making tax payments in 2013 totaling $4,392 for periods prior to November 7, 2012. This amount is included within other income (expense) for the year ended December 31, 2013 and is fully offset by amounts received from the members as reimbursement for the taxes paid, also recorded within other income (expense) for the year ended December 31, 2013. This position is not available for periods subsequent to November 7, 2012 and therefore taxes on interest and dividends due and payable in the periods after 2012 are paid by the members of Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(p) Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement, to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution.

Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, at the completion of the Reorganization Transactions and the IPO, the Company has recorded an initial liability of $142.0 million payable to the Direct TSG Investors and the Continuing LLC Owners under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.

(q) Fair value

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,147	$—	$1,147	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,711	$—	$1,711	$—

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(r) Financial instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of debt also approximates fair value as it is variable rate debt. The Company has determined that the determination of fair value of amounts due from related parties under long-term arrangements is impracticable given the related-party nature of these agreements.

(s) Derivative instruments and hedging activities

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship. See Note 10 for further information.

(t) Equity-based compensation

The Company has an equity-based compensation plan under which it receives services from employees as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. See Note 14 for further information.

(u) Guarantees

The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Notes 3 and 17 for further discussion of such obligations guaranteed.

(v) Contingencies

The Company records estimated future losses related to contingencies when such amounts are probable and estimable. The Company includes estimated legal fees related to such contingencies as part of the accrual for estimated future losses.

(w) Reclassifications

Certain amounts have been reclassified to conform to current year presentation, including deferred financing costs, which were previously classified in other assets, net and are now classified as a direct reduction of long-term debt, see Note 2(w).

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(x) Recent accounting pronouncements

The FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015. This guidance requires reporting entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity must apply this guidance retrospectively to all prior periods presented in the financial statements. The Company has retrospectively adopted this guidance as of December 31, 2015 and accordingly has reclassified $7,294 of deferred financing costs from other assets to long-term debt on its consolidated balance sheet as of December 31, 2014.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets all be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company has adopted this guidance as of December 31, 2015, with no impact to the previously reported amounts.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
PF Melville	$3,728	$—	$3,479	$—
MMR	$2,953	—	2,750	—
Total	$6,681	$—	$6,229	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,871 and $2,896 as of December 31, 2015 and 2014, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(4) Acquisition

On March 31, 2014, the Company purchased certain assets from one of its franchisees, including eight franchisee-owned stores in New York, for consideration of $42,931, including a cash payment of $39,931 and a $3,000 discount to be applied to future equipment purchases. The $3,000 equipment discount was initially recorded as deferred revenue by the Company and is being recognized as equipment sales are made by the Company to the franchisee. In addition, as a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,293, which has been reflected in other operating costs in the statement of operations. The loss incurred reduced the net purchase price to $41,638. The Company financed the purchase through borrowings under its credit facility. The purchase consideration was allocated as follows:

Amount
Fixed assets	$7,634
Reacquired franchise rights	8,950
Membership relationships	5,882
Favorable leases, net	700
Other assets	35
Goodwill	19,771
Liabilities assumed, including deferred revenues	(1,334)
$41,638

(5) National advertising fund

On July 26, 2011, the Company established Planet Fitness NAF, LLC (“NAF”) for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements. The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF. The use of amounts received by NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to NAF and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $1,340, $1,010 and $865 for the years ended December 31, 2015, 2014 and 2013, respectively. The fees paid to the Company by NAF are included in the consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.

(6) Notes Receivable

Prior to December 31, 2015, the Company had various notes receivable from franchisees to facilitate ongoing business. Notes receivable consisted of unpaid principal and accrued interest. There were two notes receivable as of December 31, 2014, with maturity dates ranging from July 1, 2015 to February 1, 2018, however, all notes receivable were settled in cash during 2015; as such, no amounts are outstanding as of December 31, 2015.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(7) Property and equipment

Property and equipment as of December 31, 2015 and 2014 consists of the following:

	December 31, 2015	December 31, 2014
Land	$910	$910
Equipment	27,391	22,137
Leasehold improvements	38,288	27,361
Buildings and improvements	5,107	5,119
Furniture & fixtures	3,030	2,309
Other	2,947	2,096
Construction in progress	1,991	5,375
	79,664	65,307
Accumulated Depreciation	(23,525)	(15,728)
Total	$56,139	$49,579

The Company recorded depreciation expense of $11,088, $9,138, and $6,171 for the years ended December 31, 2015, 2014 and 2013, respectively.

(8) Goodwill and intangible assets

A summary of goodwill and intangible assets at December 31, 2015 and 2014 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2015	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(57,741)	$114,041
Noncompete agreements	5.0	14,500	(9,127)	5,373
Favorable leases	7.5	2,935	(1,256)	1,679
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(2,724)	6,226
		201,567	(74,248)	127,319
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(74,248)	$273,619
Goodwill		$176,981	$—	$176,981

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2014	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	$(41,130)	$130,652
Noncompete agreements	5.0	14,500	(6,229)	8,271
Favorable leases	7.5	2,935	(779)	2,156
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(1,167)	7,783
		201,567	(52,705)	148,862
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(52,705)	$295,162
Goodwill		$176,981	$—	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The changes in the carrying amount of goodwill are as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2013	$16,938	$47,606	$92,666	$157,210
Acquisition of franchises	—	19,771	—	19,771
As of December 31, 2014	16,938	67,377	92,666	176,981
Additions	—	—	—	—
As of December 31, 2015	$16,938	$67,377	$92,666	$176,981

The Company determined that no impairment charges were required during any periods presented.

Amortization expense related to the intangible assets totaled $21,543, $23,698, and $22,883 for the years ended December 31, 2015, 2014, and 2013, respectively. Included within these total amortization expense amounts are $473, $495, and $246 related to amortization of favorable and unfavorable leases for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of December 31, 2015 is as follows:

Amount
2016	$19,756
2017	18,215
2018	14,583
2019	14,215
2020	12,517
Thereafter	48,033
Total	$127,319

(9) Long-term debt

Long-term debt as of December 31, 2015 and 2014 consists of the following:

	December 31, 2015	December 31, 2014
Term loan B requires quarterly installments plus interest through the term of the loan, maturing March 31, 2021. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.75% at December 31, 2015 and 2014)	$492,275	$387,075
Revolving credit line, requires interest only payments through the term of the loan, maturing March 31, 2019. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.25% at December 31, 2015 and 2014)	—	—
Total debt, excluding deferred financing costs	492,275	387,075
Deferred financing costs, net of accumulated amortization	(7,396)	(7,294)
Total debt	484,879	379,781
Current portion of long-term debt and line of credit	5,100	3,900
Long-term debt, net of current portion	$479,779	$375,881

On March 31, 2014, the Company entered into a five-year $430,000 credit facility with a consortium of banks and lenders to refinance its existing indebtedness, as well as to provide funds for working capital, capital expenditures, acquisitions, a $173,900 dividend and general corporate purposes. The facility consisted of a $390,000 Term Loan and a $40,000 Revolving Credit Facility. On March 31, 2015, the Company amended this credit facility to increase the Term Loan to $510,000 to fund a cash dividend of $140,000. The unused portion of the Revolving Credit Facility as of December 31, 2015 was $40,000. The Term Loan calls for quarterly principal installment payments of $1,275 through March 2021.

The credit facility requires the Company to meet certain financial covenants, which the Company was in compliance with as of December 31, 2015. The facility is secured by all of the Company’s assets, excluding the assets attributable to the consolidated VIEs (see Note 3).

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of December 31, 2015 are as follows:

Amount
2016	$5,100
2017	5,100
2018	5,100
2019	5,100
2020	5,100
Thereafter	466,775
Total	$492,275

(10) Derivative instruments and hedging activities

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

During 2014, the Company utilized LIBOR-based interest rate swap agreements that were entered into to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. It was determined on March 31, 2014 that the hedge was ineffective and expense of $92 was reclassified from other comprehensive income to interest expense. The interest rate swaps were all terminated by September 2014. The Company recorded a loss of $248 within interest expense in the consolidated statement of operations for the year ending December 31, 2014 related to these terminated swap agreements.

In September 2014, the Company entered into a series of LIBOR based interest rate cap agreements in exchange for premium payments of $2,373 to effectively manage interest rate risk above a certain threshold and mitigate exposure to changes in interest rates under the term loan. The interest rate caps entered into in September 2014 were for a total notional amount of $194,000. The term of the interest rate caps began on September 30, 2014 and ends on September 29, 2017. In September 2015, the Company entered into two additional caps for premium payments of $880, which were effective September 30, 2015 and end on September 30, 2018. The interest rate cap agreements are designed to cap the LIBOR interest rate into a fixed interest rate if the LIBOR goes above the set cap amounts of 1.5%. As of December 31, 2015, the Company had interest rate cap agreements with notional amounts of $238,000 outstanding.

Changes in the fair value of interest rate swaps and caps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

The interest rate cap balances of $1,147 and $1,711 were recorded within other assets in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $1,388, net of tax of $28, within other comprehensive loss during the year ended December 31, 2015. The Company recorded a reduction to the interest rate cap of $662 within other comprehensive loss as of December 31, 2014.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

As of December 31, 2015, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(11) Deferred revenue

The summary set forth below represents the balances in deferred revenue as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Prepaid membership fees	$5,134	$5,382
Enrollment fees	1,555	1,692
Equipment discount	2,968	2,689
Annual membership fees	6,132	5,696
Area development and franchise fees	10,944	8,420
Total deferred revenue	26,733	23,879
Long-term portion of deferred revenue	12,016	9,330
Current portion of deferred revenue	$14,717	$14,549

Equipment deposits received in advance of delivery, placement and customer acceptance as of December 31, 2015 and 2014 were $5,587 and $6,675, respectively and are expected to be recognized as revenue in the next twelve months.

(12) Related party transactions

Amounts due from stockholders/members as of December 31, 2015 and 2014 relate to reimbursements for certain taxes owed or paid by the Company.

	December 31, 2015	December 31, 2014
Accounts receivable – related entities	$39	$11
Accounts receivable – stockholders/members	4,901	1,130
	4,940	1,141
Due from related parties, current portion	4,940	1,141
Due from related parties, net of current portion	$—	$—

Activity with entities considered to be related parties is summarized below.

	For the Year Ended December 31,
	2015	2014	2013
Franchise revenue	$1,232	$733	$1,620
Equipment revenue	1,686	3,711	855
Total revenue from related parties	$2,918	$4,444	$2,475

The Company paid management fees to TSG totaling $1,899, $1,211, and $1,136 during the years ended December 31, 2015, 2014 and 2013, respectively. In connection with the IPO, the Company paid a $1,000 termination fee related to the termination of its management agreement with TSG, which is included in the management fees paid for the year ended December 31, 2015. As of December 31, 2015, the Company had $140,191 payable to related parties pursuant to tax benefit arrangements, see Note 16.

(13) Stockholder’s equity

The recapitalization transactions

The Company refers to the Merger, Reclassification and entry into the Exchange agreement, each as described below, as the “recapitalization transactions.” The Merger was effected pursuant to a merger agreement by and among the Company and Planet Fitness Holdings, L.P. (a predecessor entity to the Company) and the recapitalization transactions were effected pursuant to a recapitalization agreement by and among the Company, Pla-Fit Holdings, the Continuing LLC Owners and Direct TSG Investors.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Merger

Prior to the Merger, the Direct TSG Investors held interests in Planet Fitness Holdings, L.P., a predecessor entity to the Company that held indirect interests in Pla-Fit Holdings. Planet Fitness Holdings, L.P. was formed in October 2014 and had no material assets, liabilities or operations, other than as a holding company owning indirect interests in Pla-Fit Holdings. The Direct TSG Investors consist of investment funds affiliated with TSG. Pursuant to a merger agreement dated June 22, 2015, upon the pricing of the IPO, Planet Fitness Holdings, L.P. merged with and into the Company, and the interests in Planet Fitness Holdings, L.P. held by the Direct TSG Investors were converted into 26,106,930 shares of Class A common stock of the Company. The Company refers to this as the “Merger.” All shares of Class A common stock have both voting and economic rights in Planet Fitness, Inc.

The Merger was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Reclassification

The equity interests of Pla-Fit Holdings previously consisted of three different classes of limited liability company units (Class M, Class T and Class O). Prior to the completion of the IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated to, among other things, modify its capital structure to create a single new class of units, the Holdings Units. The Company refers to this capital structure modification as the “Reclassification.”

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

Exchange agreement

Following the Merger and the Reclassification, the Company and the Continuing LLC Owners entered into an exchange agreement under which the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. As a Continuing LLC Owner exchanges Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock, the number of Holdings Units held by the

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Company will increase by a corresponding amount as it acquires the exchanged Holdings Units and cancels a corresponding number of shares of Class B common stock.

Offering transactions

In connection with the completion of the IPO on August 11, 2015, in order to facilitate the disposition of equity interests in Pla-Fit Holdings held by Continuing LLC Owners affiliated with TSG, the Company used the net proceeds received to purchase issued and outstanding Holdings Units from these Continuing LLC Owners that they received in the Reclassification. In connection with the IPO, the Company purchased 10,491,055 issued and outstanding Holdings Units from these Continuing LLC Owners for an aggregate of $156,946. This is in addition to the 26,106,930 Holdings Units that the Company acquired in the Reclassification on a one-for-one basis in relation to the number of shares of Class A common stock issued to the Direct TSG Investors in the Merger. Accordingly, following the IPO, the Company holds 36,597,985 Holdings Units, which is equal to the number of shares of Class A common stock that were issued to the Direct TSG Investors and investors in the IPO. The Direct TSG Investors, who did not receive Holdings Units in the Reclassification but received shares of Class A common stock in the Merger, sold 5,033,945 shares of Class A common stock in the IPO as selling stockholders. All expenses of the IPO, other than underwriter discounts and commissions, were borne by Pla-Fit Holdings or reimbursed by Pla-Fit Holdings to the Company and amounted to $7,697 for the year ended December 31, 2015. These amounts were recorded in selling, general, and administrative expense in the accompanying statements of operations and could not be capitalized and offset against the proceeds from the offering because the Company did not retain any of the proceeds from the IPO.

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

(14) Equity-based compensation

2013 Equity Incentive Plan

In 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company has granted awards in the form of Class M Units to employees and directors of the Company and its subsidiaries. The Class M Units receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeds a threshold equivalent to the fair value of the Company, as determined by the Company’s Board of Directors, at the grant date. Eighty percent of the awards vest over five years of continuous employment or service while the other twenty percent only vest in the event of an initial public offering of the Company’s common stock or that of its parent or one of its subsidiaries, subject to the holder of the Class M Units remaining employed or providing services on the date of such initial public offering. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service, and have a ten year contractual term. These awards are accounted for as equity at their fair value as of the grant date.

The fair value of each award was estimated on the date of grant using a Monte Carlo simulation model.

The weighted average assumptions for the grants are provided in the following table. Since the Company’s shares were not publicly traded, expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The term was based on the estimated time to a liquidity event. The risk-free rate for the expected term of the M Unit was is based on the U.S. Treasury yield curve at the date of grant.

Valuation assumptions:

	Year ended December 31,
	2014	2013
Expected term (years)	1.70	3.70
Expected volatility	36.8%	39.4%
Risk-free interest rate	0.4%	0.8%
Dividend yield	—	—

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

During the year ended December 31, 2015, the Company modified the vesting terms of 10.737 outstanding Class M Units such that those units are fully vested and eligible to receive distributions following a liquidity event. In connection with the IPO and related recapitalization transactions as described in Note 1, all of the outstanding Class M Units were converted into Holdings Units and Class B common shares of Planet Fitness, Inc. in accordance with the terms of the awards. The Company’s IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding Class B Common shares were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share. The Company recorded $4,731 of compensation expense in the year ended December 31, 2015 related to these awards. The amount of total unrecognized compensation cost related to all awards under this plan was $729 as of December 31, 2015, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of Class M Unit activity is presented below:

	Class M Units	Holdings Units	Weighted average grant date fair value
Outstanding at January 1, 2013	—	$—
Units granted	431.577	—
Outstanding at December 31, 2013	431.577	—
Units granted	121.051	—
Units forfeited	(47.368)	—
Outstanding at December 31, 2014	505.260	—
Units granted	—	—
Units forfeited	(21.053)	—
Units converted upon IPO	(484.207)	4,238,338	1.52
Outstanding at December 31, 2015	—	4,238,338	1.52
Vested or expected to vest at December 31, 2015	—	4,238,338	1.52

The weighted average grant-date fair value of the Class M Units vested during the years ended December 31, 2014 and 2013 was $10,047 and $10,656 per unit, respectively. During the years ended December 31, 2014 and 2013, 69.052 and 24.421 units vested, respectively, but were not yet exercisable due to the fact that exercisability was contingent on a liquidity event. No distributions were paid under these awards in 2013 or 2014 and no awards were forfeited in 2013.

2015 Omnibus Incentive Plan

Stock Options

In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the "2015 Plan") under which the Company may grant options and other equity-based awards to purchase up to 7,896,800 shares to employees, directors and officers. In connection with the IPO, the Company granted options to purchase up to 106,030 shares to certain employees with an exercise price of $16.00 per share. Options to purchase an additional 10,660 shares were granted during the year ended December 31, 2015, with an exercise price of $17.50 per share. All stock options awarded vest annually, on a tranche by tranche basis, over a period of four years.

The fair value of stock option awards granted during the year ended December 31, 2015 was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

A summary of stock option activity for the year ended December 31, 2015:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at beginning of period	—	$—
Granted	116,690	16.14
Exercised	—	—
Forfeited	(8,420)	16.00
Outstanding at December 31, 2015	108,270	$16.15	9.6
Vested or expected to vest at December 31, 2015	104,769	$16.15	9.6

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2015 was $6.14. During the year ended December 31, 2015, $131 was recorded to selling, general and administrative expense related to these stock options. As of December 31, 2015, there were 108,270 stock options outstanding none of which were exercisable. The aggregate intrinsic value of stock options outstanding as of December 31, 2015 was $0. As of December 31, 2015, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $514, which is expected to be recognized over a weighted-average period of 3.6 years.

Restricted stock units

During the year ended December 31, 2015, the Company granted 8,160 restricted Class A stock units (“RSUs”) to one member of its Board of Directors under the 2015 Plan. The RSUs granted vest in three equal annual installments beginning on first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2015 was $18.38. During the year ended December 31, 2015, $26 was recorded to selling, general and administrative expense related to these RSUs. As of December 31, 2015, there were 8,160 RSUs outstanding none of which were exercisable. As of December 31, 2015, total unrecognized compensation expense related to unvested RSUs, including an estimate for pre-vesting forfeitures was $124, which is expected to be recognized over a weighted-average period of 2.7 years.

(15) Earnings per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. for the period from August 6, 2015 through December 31, 2015, the period following the recapitalization transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to August 6, 2015, therefore no earnings per share information has been presented for any period prior to that date.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	August 6, 2015 through December 31, 2015
Numerator
Net income	$23,454
Less: net income attributable to non-controlling interests	19,348
Net income attributable to Planet Fitness, Inc.	$4,106

Denominator
Weighted-average shares of Class A common stock outstanding - basic	36,243,557

Earnings per share of Class A common stock - basic	$0.11

Class B common stock was evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Stock options in the amount of 108,270 and restricted stock units in the amount of 8,160 were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(16) Income taxes

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$48,716	$39,534	$26,432
Foreign	(1,438)	(1,056)	—
Total current tax expense	47,278	38,478	26,432

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$686	$—	$—
State	2,188	1,078	2,063
Foreign	139	168	—
Total current tax expense	3,013	1,246	2,063
Deferred:
Federal	5,636	—	—
State	935	217	(1,430)
Foreign	(436)	(280)	—
Total deferred tax (benefit) expense	6,135	(63)	(1,430)
Provision for income taxes	$9,148	$1,183	$633

As a result of the recapitalization transactions, the Company became the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including the Company following the recapitalization transactions, on a pro rata basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings following the recapitalization transactions. The Company is also subject to taxes in foreign jurisdictions.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

Year Ended December 31,
2015
U.S. statutory tax rate	35.0%
State and local taxes, net of federal benefit	6.2%
Rate change on deferred tax asset from recapitalization	6.9%
Tax benefit arrangement liability adjustment	(2.1)%
Foreign tax rate differential	0.3%
Withholding taxes and other	0.2%
Income attributable to non-controlling interests	(27.1)%
Effective tax rate	19.4%

The Company incurs U.S. federal and state income taxes on its 37.1% share of income flowed through from Pla-Fit Holdings. Our effective tax rate on such income was approximately 39.4%. The provision for income taxes also reflects an effective state tax rate of 2.5% applied to non-controlling interests, representing the remaining 62.9% of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Accrued expense and reserves	$353	$75
Deferred revenue	1,276	182
Goodwill and intangible assets	113,460	-
Net operating loss	716	280
Other	2,841	85
Deferred tax assets	$118,646	$622

Deferred tax liabilities:
Prepaid expenses	(674)	(94)
Goodwill and intangible assets	-	(717)
Property and equipment	(614)	(154)
Total deferred tax liabilities	$(1,288)	$(965)
Total deferred tax assets and liabilities	$117,358	$(343)

The Company has net operating loss carryforwards related to its Canada operations of approximately $716, which begin to expire in 2034. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As of December 31, 2015 and 2014, the total liability related to uncertain tax positions is $300. The amount of unrecognized tax benefit, if recognized, would reduce income tax expense by $300. The Company does not expect the amount of unrecognized tax benefits to change materially in the next twelve months. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the year ended December 31, 2015 were not material.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii)

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 13), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. The Company recorded other income of $2,549 in the year ended December 31, 2015 reflecting a reduction in the tax benefit obligation attributable to a reduction in the expected related tax benefits. The tax benefit obligation was $140,191 as of December 31, 2015.

Projected future payments under the tax benefit arrangements are as follows:

Amount
2016	$3,019
2017	7,125
2018	7,072
2019	7,125
2020	7,321
Thereafter	108,529
Total	$140,191

(17) Commitments and contingencies

(a) Operating lease commitments

The Company rents equipment, office, and warehouse space at various locations in the United States and Canada under noncancelable operating leases. Rental expense was $18,186, $16,980, and $13,830 for the years ended December 31, 2015, 2014 and 2013, respectively. Approximate annual future commitments under noncancelable operating leases as of December 31, 2015 are as follows:

Amount
2016	$13,272
2017	12,700
2018	11,738
2019	10,325
2020	9,245
Thereafter	44,802
Total	$102,082

(b) Legal matters

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

(c) Purchase commitments

As of December 31, 2015, the Company had advertising purchase commitments of approximately $15,530, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $14,361 primarily related to equipment to be sold to franchisees.

(d) Guarantees

The Company has guaranteed certain leases and debt agreements of entities that were previously related through common ownership. These guarantees relate to leases for operating space, equipment, and other operating costs of franchises operated by the related entities. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,871 and $2,896 as of December 31, 2015

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

and 2014, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2015 and 2014, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

(e) Performance incentive plan

During 2013, the Company adopted the 2013 Performance Incentive Plan, which called for pre-determined bonuses to be paid to employees of the Company upon a future liquidity event of the Company, including an initial public offering that exceeds a predetermined threshold. In connection with the IPO, the Company paid bonuses and recorded expense of $1,688 related to this plan, which are included in selling, general and administrative expense in the accompanying statement of operations.

(18) Retirement Plan

The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $384, $211, and $214 for the years ended December 31, 2015, 2014, and 2013, respectively.

(19) Segments

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

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, and Dominican Republic. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

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

The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31,
	2015	2014	2013
Revenue
Franchise segment revenue – U.S.	$87,299	$71,806	$44,157
Franchise segment revenue – International	786	—	—
Franchise segment total	88,085	71,806	44,157
Corporate-owned stores segment – U.S.	95,459	85,022	67,364
Corporate-owned stores segment – International	2,931	19	—
Corporate-owned stores segment total	98,390	85,041	67,364
Equipment segment – U.S.	144,062	122,930	99,488
Equipment segment total	144,062	122,930	99,488
Total revenue	$330,537	$279,777	$211,009

Franchise segment revenue includes franchise revenue and commission income.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Franchise revenue includes revenue generated from placement services of $9,806, $8,450, and $6,315 for the years ended December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
Segment EBITDA
Franchise	$66,030	$53,109	$30,123
Corporate-owned stores	36,070	31,705	21,742
Equipment	31,936	26,447	19,791
Corporate and other	(30,051)	(18,642)	(7,504)
Total Segment EBITDA	$103,985	$92,619	$64,152

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2015	2014	2013
Total Segment EBITDA	$103,985	$92,619	$64,152
Less:
Depreciation and amortization	32,158	32,341	28,808
Other expense	(275)	(1,261)	(694)
Income from operations	72,102	61,539	36,038
Interest expense, net	(24,549)	(21,800)	(8,912)
Other expense	(275)	(1,261)	(694)
Income before income taxes	$47,278	$38,478	$26,432

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2015	December 31, 2014
Franchise	$206,997	$216,985
Corporate-owned stores	151,620	157,868
Equipment	208,168	220,367
Unallocated	132,392	6,762
Total consolidated assets	$699,177	$601,982

The table above includes $3,149 and $2,011 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2015 and 2014, respectively. Assets by segment as of December 31, 2014 has been adjusted to be consistent with the Company’s current presentation of certain intercompany amounts by segment.

The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2015	December 31, 2014
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Total consolidated goodwill	$176,981	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(20) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Franchisee-owned stores:
Stores operated at beginning of period	863	704	562
New stores opened	206	169	148
Stores debranded, sold or consolidated(1)	(3)	(10)	(6)
Stores operated at end of period	1,066	863	704
Corporate-owned stores:
Stores operated at beginning of period	55	45	44
New stores opened	3	2	1
Stores acquired from franchisees	—	8	-
Stores operated at end of period	58	55	45
Total stores:
Stores operated at beginning of period	918	749	606
New stores opened	209	171	149
Stores debranded, sold or consolidated(1)	(3)	(2)	(6)
Stores operated at end of period	1,124	918	749

(1)

The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated due to non-compliance with brand standards in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

(21) Quarterly financial data (unaudited)

	For the quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$76,923	$78,952	$68,817	$105,845
Income from operations	14,304	18,667	10,338	28,793
Net income	8,541	11,612	737	17,240
Earnings per share(1):			August 6 through September 30, 2015	For the quarter ended December 31, 2015
Class A - Basic			$0.05	$0.06
Class A - Diluted			$0.04	$0.06

	For the quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenue	$57,594	$62,697	$63,467	$96,019
Income from operations	13,539	14,706	13,956	19,338
Net income	6,259	8,950	8,303	13,783

(1)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods from August 6, 2015 through September 30, 2015 and the quarter ended December 31, 2015, the periods following the recapitalization transactions and IPO (see Note 15).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In the first half of 2015, management identified a material weakness in our internal control over financial reporting relating to our controls over the authorization of IT hardware purchases and the processing of related invoices. The internal controls in place during this time were not adequate to detect fraudulent purchases that were made by an employee who has since been terminated.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015 as a result of the material weakness in internal control over financial reporting described above, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation and Plans for Remediation

The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness. Following the identification of the foregoing material weakness in the first half of 2015, management implemented a remediation plan. Management believes that the implementation of this plan has and will continue to remediate the material weakness described above.

We have implemented processes and controls designed to remediate this material weakness by revising existing, and implementing new, procedures and systems regarding (i) authorizing purchases, (ii) receiving invoices, (iii) receiving IT hardware products and (iv) processing invoices.

Because implementation of certain portions of our remediation plan were ongoing as of December 31, 2015 and because there was insufficient time as of December 31, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described above still existed as of December 31, 2015.

The Company and its Board of Directors are committed to maintaining a strong internal control environment and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

Other than the aforementioned remediation efforts, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

The following table sets forth the name, age, and position as of December 31, 2015, of individuals who currently serve as our directors and officers.

Name	Age	Position
Chris Rondeau	42	Chief Executive Officer and Director
Dorvin Lively	57	Chief Financial Officer
Richard Moore	44	Chief Administrative Officer and General Counsel
Marc Grondahl	49	Director
Charles Esserman	57	Director
Pierre LeComte	43	Director
Michael Layman	33	Director
Edward Wong	33	Director
Stephen Spinelli, Jr.	60	Director
David Berg	54	Director

Chris Rondeau has served as our Chief Executive Officer since January 2013. He previously served as our Chief Operating Officer since 2003. Mr. Rondeau joined Planet Fitness in 1993, one year after our original founders, Michael and Marc Grondahl, started the Company in 1992. Throughout the years, he has played a critical role working side by side with them to develop and refine the unique, low-cost/high-value business model and lean operating system that we believe revolutionized both the fitness and franchising industry. Because of his leadership experience, role as Chief Executive Officer and history with Planet Fitness, we believe Mr. Rondeau is well qualified to serve on our board of directors.

Dorvin Lively has served as our Chief Financial Officer since July 2013. Mr. Lively, a 30-year veteran of corporate finance for various retail and consumer-products companies, leads our finance, treasury and financial planning functions as well as strategic and long-term planning. Prior to joining Planet Fitness, from August 2011 to July 2013, Mr. Lively served as Executive Vice President, Chief Financial Officer, interim Chief Executive Officer and Chief Administrative Officer for RadioShack Corporation. In these positions, Mr. Lively led the company’s finance, treasury, financial planning, investor relations, supply chain and dealer franchise functions. Prior to RadioShack, Mr. Lively served as Chief Financial Officer at Ace Hardware Corp. His experience also includes previous positions at Maidenform Brands, Toys R Us, The Reader’s Digest Association and Pepsi-Cola International. Mr. Lively is a Certified Public Accountant (Inactive) and received his Bachelor’s Degree from the University of Arkansas.

Richard Moore has served as our Chief Administrative Officer and General Counsel since early 2013, after serving as our General Counsel beginning in 2012. Previously, Mr. Moore spent five years at Ropes & Gray LLP, focusing on private equity transactions, private investment fund formation, public offerings and public company portfolio management. He also successfully led Planet Fitness through the sale to TSG in November 2012. In his role as Chief Administrative Officer, Mr. Moore is responsible for assisting the Chief Executive Officer in building out our leadership and management team and is responsible for managing the Planet Fitness Worldwide Headquarters, with a focus on creating an infrastructure to support our continued growth and expansion. Mr. Moore received his Bachelor’s Degree from Duke University and his J.D. from Northeastern University School of Law.

Marc Grondahl has served on our board of directors since November 2012. He is one of our co-founders and joined the business in 1992. For 20 years, Mr. Grondahl, alongside his brother, Michael Grondahl, and our Chief Executive Officer, Chris Rondeau, developed and refined the successful Planet Fitness business model we have today. Throughout the years, Mr. Grondahl oversaw the financial and strategic planning for the organization, and in 1998, he was named Chief Financial Officer. Prior to joining our Company in 1992, Mr. Grondahl worked at a manufacturing company as a cost accountant. He received his Bachelor’s Degree in business administration from Bryant College. Because of his extensive experience and understanding of the Planet Fitness business, we believe Mr. Grondahl is well qualified to serve on our board of directors.

Charles Esserman has served on our board of directors since November 2012. Mr. Esserman serves as Chief Executive Officer of TSG, of which he is a founder. He has over 25 years of private equity investment experience and, together with the partners of TSG, built one of the first consumer-focused private equity funds in the United States. Mr. Esserman helps oversee current and prospective portfolio investments for TSG and is Chair of TSG’s Investment Committee. Prior to TSG, Mr. Esserman was with Bain & Company, a management consulting company. He is a member of the Board of Overseers of the Hoover Institution and the Board of Trust of Vanderbilt University. Mr. Esserman received his Bachelor’s Degree in computer science engineering from the Massachusetts Institute of Technology and an MBA from Stanford, where he was an Arjay Miller Scholar. Because of his experience in portfolio investments and consumer brands, we believe Mr. Esserman is well qualified to serve on our board of directors.

Pierre LeComte has served on our board of directors since November 2012. Mr. LeComte has served as Managing Director of TSG since 2009 and is a member of TSG’s Investment Committee. Mr. LeComte was formerly with Bain & Company, where he led strategic diligence teams in the private equity practice and worked across consumer and retail sectors. Prior to joining Bain, Mr. LeComte worked in brand management with Yahoo! and the Nabisco Biscuit Company, and was a consumer goods and retail consultant with the New England Consulting Group. Mr. LeComte was previously a director of Yard House Restaurants, overseeing its rapid growth from a regional chain to a national brand now owned by Darden Restaurants. Mr. LeComte received his Bachelor’s Degree in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Because of his extensive experience in brand management and retail concepts, we believe Mr. LeComte is well qualified to serve on our board of directors.

Michael Layman has served on our board of directors since March 2015. Mr. Layman has served in multiple roles at TSG since 2009, including most recently as Principal, and is responsible for conducting due diligence for new business opportunities, structuring transactions and working with TSG’s partner companies across consumer and retail industries. Prior to joining TSG, Mr. Layman was an investment banker with Jefferies & Company, where he worked on a variety of advisory and capital markets transactions for restaurant companies, including franchisors. Prior to Jefferies, Mr. Layman was an investment banker with Wachovia Securities, covering the restaurant and retail industries. Mr. Layman received his Bachelor of Science in Accountancy, summa cum laude, from the WP Carey School of Business at Arizona State University. Because of his experience with consumer brands and franchisors, we believe Mr. Layman is well qualified to serve on our board of directors.

Edward Wong has served on our board of directors since November 2012. Mr. Wong has served in multiple roles at TSG since 2011, including most recently as Senior Vice President. At TSG, Mr. Wong works with its partner companies and is involved in the origination, structuring and due diligence of new investment opportunities. Prior to joining TSG, Mr. Wong was with Falconhead Capital, a private equity fund focused on investing in the consumer, retail and media sectors. Prior to Falconhead, Mr. Wong was an investment banker at Citigroup, where he was focused on advising clients on mergers and acquisitions and capital markets transactions in the consumer and retail industries. Mr. Wong received his Bachelor of Business Administration, with high distinction, from The Ross School of Business at the University of Michigan. Because of his experience in consumer brands, we believe Mr. Wong is well qualified to serve on our board of directors.

Stephen Spinelli, Jr. has served on our board of directors since January 2012. He currently serves as President of Philadelphia University, a position he has held since June of 2007. Dr. Spinelli co-founded Jiffy Lube International, Inc. in 1979 under the leadership of his college football coach. Three years later, Dr. Spinelli became a franchisee and remained a director of the Company. He grew to become Jiffy Lube’s largest franchisee. Dr. Spinelli has also previously served as Chief Executive Officer of the American Oil Change Corporation. He received his Ph.D. in economics from The Management School, Imperial College, University of London, his M.B.A. from Babson College and his Bachelor’s Degree in Economics from McDaniel College. Because of his experience in franchising and as an entrepreneur, we believe Dr. Spinelli is well qualified to serve on our board of directors.

David P. Berg has served on our board of directors since September 2015. He currently serves as chief executive officer of Carlson Hospitality Group where he leads the Carlson corporate center and manages the global hotel business. Most recently, Mr. Berg served as chief executive officer and chief customer service officer for the fastest growing reseller of Verizon services. Previously, he worked as executive vice president and president of Outback Steakhouse International, overseeing more than 200 restaurants in 20 countries. Additionally, Mr. Berg served as chief operating officer of GNC. Prior to that, he was executive vice president and chief operating officer of Best Buy International. Mr. Berg currently serves on the board of directors for the Miller Retailing Center at the University of Florida and The Rezidor Hotel Group. He received a Bachelor of Arts degree in economics from Emory University and a law degree, with honors, from the University of Florida College of Law. Because of his experience in consumer brands, we believe Mr. Berg is well qualified to serve on our board of directors.

Corporate Governance

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our certificate of incorporation provides that our board of directors shall consist of at least three directors but not more than 15 directors and that the number of directors may be fixed from time to time by resolution of our board of directors. Our board of directors is divided into three classes, as follows:

•	Class I, which consists of Charles Esserman, Pierre LeComte and Michael Layman, whose terms will expire at our annual meeting of stockholders to be held in 2016;
•	Class II, which consists of Edward Wong, David Berg and Stephen Spinelli, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2017; and
•	Class III, which consists of Marc Grondahl and Chris Rondeau, whose terms will expire at our annual meeting of stockholders to be held in 2018.

Messrs. Esserman, LeComte, Layman and Wong were designated for nomination as directors by TSG. Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Any additional directorships resulting from an increase in the number of directors or a vacancy may be filled by the directors then in office.

We are party to a stockholders agreement with investment funds affiliated with TSG governing their nomination rights with respect to our board of directors. Under the agreement, we are required to take all necessary action to cause the board of directors to include individuals designated by TSG in the slate of nominees recommended by the board of directors for election by our stockholders, as follows:

•

for so long as TSG owns at least 50% of the shares of our Class A and Class B common stock held by TSG prior to the completion of our IPO, TSG will be entitled to (i) designate four individuals for nomination and (ii) request to expand the size of the board of directors and fill resulting vacancies such that TSG nominees comprise a majority of our board of directors;

•

for so long as TSG owns less than 50% but at least 25% of the shares of our Class A and Class B common stock held by TSG prior to the completion of our IPO, TSG will be entitled to designate three individuals for nomination;

•

for so long as TSG owns less than 25% but at least 10% of the shares of our Class A and Class B common stock held by TSG prior to the completion of our IPO, TSG will be entitled to designate two individuals for nomination; and

•

for so long as TSG owns less than 10% but at least 5% of the shares of our Class A and Class B common stock held by TSG prior to the completion of our IPO, TSG will be entitled to designate one individual for nomination.

 Additionally, TSG has the exclusive right to remove its designees and to fill vacancies created by the removal or resignation of its designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TSG.

TSG owns a majority of the voting power of our outstanding shares of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board of directors that is composed of a majority of “independent directors,” as defined under the rules of the NYSE;
•	we have a compensation committee that is composed entirely of independent directors; and
•	we have a nominating and corporate governance committee that is composed entirely of independent directors.

We currently avail ourselves of all of these exemptions. Accordingly, in the event the interests of TSG differ from those of other shareholders, and, for so long as we are a “controlled company,” our other shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The “controlled company” exception does not modify the independence requirements for the audit committee, and we have complied with and intend to continue to comply with the requirements of the Exchange Act and the rules of the NYSE, which require that the audit committee have at least one independent director upon consummation of our IPO, consist of a majority of independent directors within 90 days following the effective date of the registration statement we filed in connection with our IPO and exclusively of independent directors within one year following the effective date of such registration statement. See “—Board Meetings and Committees” below.

If we were not a “controlled company,” the rules of the NYSE would require that, independent directors comprise a majority of our board of directors within one year of listing on the NYSE, subject to specified exceptions. As a controlled company, we are not required by the NYSE rules to have a majority of independent directors. We currently take advantage of this exemption from NYSE listing requirements. Our board of directors has determined that Dr. Spinelli and Mr. Berg qualify as independent directors under the rules of the NYSE. In making this determination, the board of directors considered the relationships that Dr. Spinelli and Mr. Berg have with our Company and all other facts and circumstances that the board of directors deemed relevant in determining their independence, including ownership interests in us.

Board Meetings and Committees

Our board of directors met five times during 2015. All directors attended at least 75% of the meetings of the board and meetings of the board committees on which they served, with the exception of Mr. Berg, who attended one of the two Board meetings held since he was appointed. The Board also approved certain actions by unanimous written consent.

Our board of directors has three standing committees: the audit committee; the compensation committee; and the nominating and corporate governance committee. Each of the committees operates under its own written charter adopted by the board of directors, each of which is available on our website at www.planetfitness.com. Under our stockholders agreement, TSG has the right to appoint a director to serve on each of our committees (other than the audit committee), subject to NYSE and SEC rules.

Audit Committee

Our audit committee consists of Dr. Spinelli and Messrs. Berg and LeComte, with Dr. Spinelli serving as chairman of the committee. Our audit committee has determined that each of Dr. Spinelli and Mr. Berg meet the definition of “independent director” under the rules of the NYSE and under Rule 10A-3 under the Exchange Act. As noted above, we are permitted to phase in our compliance with the independent audit committee requirements set forth in NYSE rules and relevant Exchange Act rules as follows: (i) one independent member at the time of our IPO, (ii) a majority of independent members within 90 days of our IPO and (iii) all independent members within one year of our IPO. We expect that, within one year of our listing on the NYSE, Mr. LeComte will have resigned from our audit committee and an independent director for audit committee purposes (as determined under NYSE rules and Exchange Act rules) will have been added to the audit committee. None of our audit committee members simultaneously serves on the audit committees of more than three public companies, including ours. Our board of directors has determined that each of Dr. Spinelli and Mr. Berg is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the NYSE. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;
•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
•

reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;
•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•

recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, the inclusion of our audited financial statements in our Annual Report on Form 10-K;

•	reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;
•	monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•	preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement; and
•	reviewing and discussing with management and our independent registered public accounting firm our earnings releases.

Compensation Committee

Our compensation committee consists of Messrs. Grondahl, Layman and LeComte, with Mr. LeComte serving as chairman of the committee. The compensation committee’s responsibilities include:

•

determining and approving the compensation of our chief executive officer, including annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, and evaluating the performance of our chief executive officer in light of such corporate goals and objectives;

•	reviewing and approving the corporate goals and objectives relevant to the compensation of our other executive officers;
•	reviewing and approving the compensation of our other executive officers;
•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;
•	conducting the independence assessment outlined in the rules of the NYSE with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;
•	reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;
•	reviewing and establishing our overall management compensation philosophy and policy;
•	overseeing and administering our equity compensation and similar plans;

•	reviewing and approving our policies and procedures for the grant of equity-based awards and granting equity awards;
•	reviewing and making recommendations to the board of directors with respect to director compensation; and
•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Esserman, LeComte and Wong, with Mr. Esserman serving as chairman of the committee. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;
•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•	identifying individuals qualified to become members of the board of directors;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•	developing and recommending to the board of directors a set of corporate governance principles;
•	articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;
•	reviewing and recommending to the board of directors practices and policies with respect to directors;
•	reviewing and recommending to the board of directors the functions, duties and compositions of the committees of the board of directors;
•	reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;
•	provide for new director orientation and continuing education for existing directors on a periodic basis;
•	performing an evaluation of the performance of the committee; and
•	overseeing the evaluation of the board of directors and management.

Board Oversight of Risk Management

While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit committee oversees management of enterprise risks as well as financial risks. Our compensation committee oversees the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our nominating and corporate governance committee oversees risks associated with corporate governance, business conduct and ethics, and is responsible for overseeing the review and approval of related party transactions. Pursuant to the board of directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the board of directors and its committees.

Compensation Committee Interlocks and Insider Participation

Messrs. Layman and LeComte have not at any time during the prior three years been one of our officers or employees. Mr. Grondahl resigned as our CFO on July 25, 2013 and has not been an officer or employee since that time. None of our executive officers currently serve, or in the past fiscal year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see “Certain Relationships and Related Party Transactions, and Director Independence.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% shareholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2015.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our principal executive officer and principal financial officer. The code of conduct is available on our website at www.planetfitness.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11. Executive Compensation.

This section describes the compensation awarded to, earned by, or paid to our Chief Executive Officer, Christopher Rondeau, and our two most highly compensated executive officers (other than Mr. Rondeau), our Chief Financial Officer, Dorvin Lively, and our Chief Administrative Officer and General Counsel, Richard Moore, who collectively are referred to as our “named executive officers”. Prior to our IPO, the board of managers of Pla-Fit Holdings was responsible for making decisions regarding the compensation of our named executive officers. Following our IPO, our compensation committee oversees our executive compensation program and is responsible for approving the nature and amount of the compensation paid to our executive officers, and administering our equity compensation plans and awards. Our board of directors generally has been responsible for approving, after receiving the recommendation or approval of our compensation committee, equity awards to our executive officers in order to qualify these awards as exempt awards under Section 16 of the Exchange Act.

Summary compensation table

The following table sets forth information concerning the compensation awarded or paid to our named executive officers for fiscal 2015 and 2014.

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total

Christopher Rondeau	2015	$519,315	$500,000	$33,823	$1,053,138
Chief Executive Officer	2014	500,000	565,000	23,091	1,088,091

Dorvin Lively	2015	467,308	225,000	46,582	738,890
Chief Financial Officer	2014	450,000	254,227	24,408	728,635

Richard Moore	2015	303,062	150,000	30,892	483,954
Chief Administrative Officer and General Counsel	2014	270,538	158,186	26,070	454,794

(1)	Base salary amounts for 2015 reflect the fact that there were 27 pay periods in 2015 rather than the usual 26 due to the timing of our pay periods in this year.
(2)	Amounts represent annual bonuses paid to our named executive officers under our annual bonus program, as described below.
(3)	Amounts shown in the “All Other Compensation” column for 2015 include the items set forth in the table below, as applicable to each named executive officer.

Name	401(k) company match contributions(1)	Tax equalization payments(2)	Specialized accounting services fees reimbursed(3)	Payment of accrued vacation time(4)	Total
Christopher Rondeau	$-	$23,208	$1,000	$9,615	$33,823
Dorvin Lively	18,993	17,935	1,000	8,654	46,582
Richard Moore	9,966	14,157	1,000	5,769	30,892

(1)	Represents our matching contributions to the Planet Fitness 401(k) Plan, which is a broad-based tax-qualified defined contribution plan for our U.S.-based employees.
(2)

Represents certain tax equalization payments made to our named executive officers to offset self-employment and other additional taxes incurred with respect to 2015 compensation as a result of their being treated as partners rather than employees for U.S. tax purposes.

(3)	Represents the reimbursement of fees related to accounting services.
(4)	Represents the payment of accrued but unused vacation time.

Narrative to summary compensation table

2015 base salaries

Each of our named executive officers is paid a base salary reflecting his skill set, experience, role and responsibilities. The base salary of each of our named executive officers is set forth in his employment agreement (described below under “—Agreements with our named executive officers—Base salaries and performance bonus opportunities”) and is subject to adjustment by our board of directors or our compensation committee. In June the Company increased Mr. Moore’s base salary from $280,000 to $300,000.

2015 performance bonuses

In fiscal 2015, each of our named executive officers was eligible to earn a cash bonus under our cash bonus program based on the achievement of key corporate financial and strategic goals. Pursuant to their employment agreements, the target amount of each named executive officer’s cash bonus is set as a percentage of his base salary. For 2015, the target bonus amount was set at 100% of base salary for Mr. Rondeau and 50% of base salary for each of Messrs. Lively and Moore.

Following the commencement of 2015, and after consultation with management, the board of Pla-Fit Holdings established the corporate performance goals for our 2015 cash bonus program, each having a designated weighting. These corporate performance goals included corporate same store sales, franchise same store sales, club openings and earnings before interest, taxes, depreciation and amortization. Each performance goal had a threshold, target and maximum level of achievement and related payout.

The actual amount earned by each named executive officer under our 2015 cash bonus program was determined by our compensation committee based on the level of achievement of these goals. The actual amount of the bonuses paid to our named executive officers for fiscal 2015 is set forth above in the summary compensation table in the column entitled “Non-Equity Incentive Plan Compensation.”

Agreements with our named executive officers

Each of our named executive officers entered into an amended and restated employment agreement with both us and Pla-Fit Holdings in connection with our IPO. The terms of the employment agreements, as so amended, are reflected below.

Base salaries and performance bonus opportunities

Pursuant to his amended employment agreement, Mr. Rondeau is entitled to an annual base salary of $500,000, which is subject to increase by our board of directors or our compensation committee. Mr. Rondeau is also eligible to earn an annual cash bonus, with a target of 100% of his annual base salary, based upon the achievement of performance goals determined by our board of directors or our compensation committee.

Pursuant to his amended employment agreement, Mr. Lively is entitled to an annual base salary of $450,000, which is subject to adjustment by our board of directors or our compensation committee. Mr. Lively is also eligible to earn an annual cash bonus, with a target of 50% of his annual base salary, based upon the achievement of performance goals determined by our board of directors or our compensation committee.

Pursuant to his amended employment agreement, Mr. Moore is entitled to an annual base salary of $300,000, which is subject to increase by our board of directors or our compensation committee. Mr. Moore is also eligible to earn an annual cash bonus, with a target of 50% of his annual base salary, based upon the achievement of performance goals determined by our board of directors or our compensation committee.

Restrictive covenants

Pursuant to their respective employment agreements, our named executive officers are bound by certain restrictive covenants, including covenants relating to confidentiality and assignment of intellectual property rights, as well as covenants not to compete with us or to solicit our customers, prospective customers, employees or other service providers during employment and for a period of time (Mr. Rondeau, one year; and Messrs. Lively and Moore, two years) following termination of employment.

Severance

Each employment agreement provides for severance upon a termination of employment by us without cause or the named executive officer for good reason, in each case, conditioned on the named executive officer’s timely and effective execution of a separation agreement provided by us containing a release of claims and other customary terms and continued performance of the restrictive covenants described above. Messrs. Rondeau and Lively are each entitled to severance consisting of 12 months, and Mr. Moore, to six months, of continued base salary, payable in the form of salary continuation. Mr. Rondeau is also entitled to a prorated annual cash bonus for the year of termination based on actual performance and any unvested stock options or other unvested equity awards held by Mr. Rondeau that would have vested during the calendar year of his termination will vest. Mr. Moore is also entitled to an amount equal to the Company’s monthly share of the premium payments for his participation in the Company’s group health insurance plans for a period of six months following termination.

Equity-based compensation

Our named executive officers did not receive any equity grants in fiscal 2015. However, as set forth in more detail below in the section entitled “—Holdings Units equity,” 20% of the Class M Units previously granted to Messrs. Lively and Moore pursuant to the Pla-Fit Holdings 2013 Equity Incentive Plan vested in connection with our IPO, and all Class M Units were converted into Holdings Units.

Employee benefits and perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical and dental benefits, life insurance benefits and short-term and long-term disability insurance. Our named executive officers participate in these plans on the same basis as other eligible employees. We do not maintain any supplemental health or welfare plans for our named executive officers.

We also provide our named executive officers, together with other key employees, with certain additional limited benefits. The value of these benefits is included above in the “All Other Compensation” column of the summary compensation table.

Retirement plans

All of our named executive officers are eligible to participate in our 401(k) Plan, a broad-based retirement plan in which generally all of our full-time U.S.-based employees are eligible to participate. Under our 401(k) Plan, employees are permitted to defer their annual eligible compensation, subject to the limits imposed by the Internal Revenue Code, and the Company makes a fully vested matching contribution of 100% of employee contributions up to the first 3% of compensation, plus 50% of employee contributions up to the next 2% of compensation. We do not maintain any qualified or non-qualified defined benefit plans or supplemental executive retirement plans that cover our named executive officers.

Holdings Units equity

Prior to our IPO, in 2013, Messrs. Lively and Moore were granted Class M Units under the Pla-Fit Holdings 2013 Equity Incentive Plan. In connection with our IPO, all of the outstanding vested and unvested Class M Units in Pla-Fit Holdings were converted into an amount of vested and unvested Holdings Units, respectively. Each unvested Holdings Unit continues to vest based on the vesting schedule of the outstanding unvested Class M Unit for which it was exchanged. Pursuant to the terms of their award agreements, 20% of the Class M Units held by Messrs. Lively and Moore vested upon the completion of our IPO. In connection with the restructuring transactions occurring at the time of our IPO, each holder of a Holdings Unit also received a corresponding share of our Class B common stock. Each holder can exchange his or her Holdings Units, along with a corresponding number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis. To the extent Holdings Units do not vest in accordance with their terms, the corresponding shares of Class B common stock will be forfeited.

Outstanding equity awards at 2015 fiscal year-end

The following table shows the number of unvested Holdings Unit awards held by our named executive officers as of December 31, 2015.

Name	Number of Unvested Holdings Units	Market Value of Unvested Holdings Units(4)
Christopher Rondeau(1)	-	$-
Dorvin Lively(2)	675,816	10,563,004
Richard Moore(3)	317,988	4,970,152

(1)	Mr. Rondeau does not hold any unvested Holdings Units.
(2)

Mr. Lively was granted 157.895 Class M Units on August 13, 2013, which were converted into 1,407,950 Holdings Units in connection with our IPO. Eighty percent of the Holdings Units held by Mr. Lively vest in equal installments on each of July 24, 2014, 2015, 2016, 2017 and 2018, subject to his continued employment, and 20% of the Class M Units vested in connection with the completion of our IPO. Any unvested awards will vest in full upon a sale of the Company, subject to Mr. Lively’s continued employment.

(3)

Mr. Moore was granted 105.263 Class M Units on April 30, 2013, which were converted into 993,711 Holdings Units in connection with our IPO, as described above. Eighty percent of the Holdings Units held by Mr. Moore vest in equal installments on each of November 8, 2013, 2014, 2015, 2016 and 2017, subject to his continued employment, and 20% of the Class M Units vested in connection with the completion of our IPO. Any unvested awards will vest in full upon a sale of the Company, subject to Mr. Moore’s continued employment.

(4)

The amounts reported in this column equal the number of Holdings Units that, once vested, may be exchanged (along with a corresponding number of shares of our Class B common stock) for shares of our Class A common stock on a one-for-one basis multiplied by $15.63, which was the per share closing price of a share of our Class A common stock on December 31, 2015.

Director compensation

The following table sets forth information concerning the compensation of our non-employee directors for their services during fiscal year 2015. Directors who are affiliated with TSG do not receive compensation for their service as directors. Mr. Rondeau receives no additional compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Mr. Rondeau as an employee during 2015 is reflected in the section titled “—Summary compensation table” above.

Name	Fees Earned or Paid in Cash	Stock Awards(2)	All other compensation		Total
Craig Benson(1)	$2,500	$823,134	$—		$825,634
David Berg(2)	14,402	149,981	—		164,383
Marc Grondahl	—	—	1,200	(3)	—
Stephen Spinelli, Jr.(2)	34,320	—	—		34,320
Charles Esserman(4)	—	—	—		—
Michael Layman(4)	—	—	—		—
Pierre LeComte(4)	—	—	—		—
Edward Wong(4)	—	—	—		—

(1)	Governor Benson resigned from the board of managers of Pla-Fit Holdings in March 2015.
(2)

For Governor Benson, represents the incremental fair value, determined under FASB ASC Topic 718, associated with accelerating the vesting of his unvested Holdings Units as of the date of his resignation from the board of managers of Pla-Fit Holdings in March 2015. As of December 31, 2015, Governor Benson held 149,052 vested Holdings Units.

For Mr. Berg, represents the grant date fair value of restricted stock units, which were granted to him when he became a member of our board of directors in 2015, determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The underlying valuation assumptions with respect to Governor Benson’s and Mr. Berg’s awards are discussed in Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2015 included elsewhere in this Form 10-K.

As of December 31, 2015, Dr. Spinelli held 47,697 unvested Holdings Units and Mr. Berg held 8,160 unvested restricted stock units.

(3)

Represents the cost to the Company of health insurance premiums paid on behalf of Mr. Grondahl, who had been an employee of the Company until April 2013. This is a discretionary benefit provided by the Company to Mr. Grondahl.

(4)	Messrs. Esserman, Layman, LeComte and Wong are all affiliated with TSG and do not receive compensation for their service on our board of directors.

In connection with our IPO, our board of directors adopted a non-employee director compensation program. Under this program, each member of our board of directors who is not an employee and who is not affiliated with TSG is eligible to receive an annual cash retainer payment of $50,000 and an annual grant of restricted stock units with a grant date fair market value of $50,000. The annual grant of restricted stock units vests in full on the first anniversary of the date of grant, subject to the director’s continued service as a member of our board of directors through the vesting date. In addition, under this program, eligible directors receive the following additional cash retainers on an annual basis for service as the chairperson of the committees of our board of directors: audit committee chairperson—$15,000; compensation committee chairperson—$12,000; and nominating and corporate governance committee chairperson—$10,000. As a co-founder, Mr. Grondahl is not eligible to receive compensation under this program. Pursuant to our non-employee director compensation program, Mr. Spinelli is not eligible to receive an annual grant of restricted stick units until our 2017 annual shareholder meeting. Our non-employee directors were compensated under this program upon the effectiveness of our IPO. Prior to our IPO, Pla-Fit Holdings paid an amount of $2,500 to Gov. Benson and $5,000 to Dr. Spinelli for their service on our board with respect to the period of 2015 ending on our IPO. In connection with his becoming a member of our board of directors, Mr. Berg received a grant of 8,160 restricted stock units. These restricted stock units vest in equal installments on each of September 17, 2016, 2017 and 2018, subject to his continued service as a member of the board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above section titled “Executive Compensation” with management. Based on such review and discussion, the compensation committee has recommended to the Board of Directors that the section titled “Executive Compensation” be included in this Form 10-K.

Respectfully submitted by the members of the Compensation Committee of the Board of Directors:

Marc Grondahl, Michael Layman and Pierre LeComte

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity compensation plan information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015:

Name	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares(2)	Number of Securities Remaining Available For Future Issuance Under Equity Plans (excluding securities related in column (a))
Equity compensation plans approved(1) by security holders	116,430	$16.15	$7,780,370
Equity compensation plans not approved by security holders	-	-	-
Total	116,430	$16.15	$7,780,370

(1)	Total reflects outstanding stock options and RSUs granted pursuant to the 2015 Omnibus Incentive Plan as of December 31, 2015.
(2)	The outstanding RSUs granted to Mr. Berg have no exercise price and are therefore excluded from the weighted average exercise price calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock for (a) each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding shares of Class A common stock and Class B common stock, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. The information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. To our knowledge, except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Class A common stock and Class B common stock beneficially owned by that person.

In connection with the recapitalization transactions as part of our IPO, we issued to the Continuing LLC Owners one share of our Class B common stock for each Holdings Unit that they held. Each Continuing LLC Owner has the right to exchange their Holdings Units, along with a corresponding number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Party Transactions, and Director Independence.”

The percentage of shares beneficially owned is computed on the basis of 36,597,985 shares of our Class A common stock outstanding, and 62,111,755 shares of our Class B common stock outstanding as of December 31, 2015. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Planet Fitness, Inc., 26 Fox Run Road, Newington, New Hampshire 03801.

	Class A common stock beneficially owned(1)
Name of beneficial owner	Number	Percentage

5% Stockholders
TSG Funds(2)	64,990,396	80.7%
AllianceBernstein L.P.(3)	2,362,034	6.5%
Capital World Investors(4)	2,276,286	6.2%

Directors and Named Executive Officers
Chris Rondeau(5)	8,588,310	19.0%
Dorvin Lively(6)	732,134	2.0%
Richard L. Moore(7)	675,723	1.8%
Charles Esserman(8)	—	*
Michael Layman(8)	—	*
Pierre LeComte(8)	—	*
Edward Wong(8)	—	*
Marc Grondahl(9)	5,367,695	12.8%
Stephen Spinelli, Jr.(10)	101,355	*
David Berg	—	*
All executive officers and directors as a group (10 persons)(11)	15,465,217	29.7%

	Class B common stock beneficially owned(1)
Name of beneficial owner	Number	Percentage

5% Stockholders
TSG Funds(2)	43,917,412	70.7%

Directors and Named Executive Officers
Chris Rondeau(5)	8,588,310	13.8%
Dorvin Lively(6)	1,407,950	2.3%
Richard L. Moore(7)	993,711	1.6%
Charles Esserman(8)	—	*
Michael Layman(8)	—	*
Pierre LeComte(8)	—	*
Edward Wong(8)	—	*
Marc Grondahl(9)	5,367,695	8.6%
Stephen Spinelli, Jr.(10)	149,052	*
David Berg	—	*
All executive officers and directors as a group (10 persons)(11)	16,506,718	26.6%

* Less than one percent

(1)

Subject to the terms of the exchange agreement, the Holdings Units held by Continuing LLC Owners are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Party Transactions, and Director Independence—Recapitalization transactions in connection with our IPO—Exchange agreement.” In these tables, beneficial ownership of Holdings Units has been reflected as beneficial ownership of shares of our Class A common stock for which such Holdings Units may be exchanged. When a Holdings Unit is exchanged by a Continuing LLC Owner who holds shares of Class B common stock, a corresponding share of Class B common stock will be cancelled. Accordingly, in the first table above, the percentages of Class A common stock provided also reflect combined voting power for each respective beneficial owner.

(2)

Based on a Schedule 13G filed by TSG6 Management L.L.C. with the SEC on February 16, 2016. Shares of Class A common stock shown as beneficially owned by the TSG Funds include: (a) 9,985,179 shares of Class A common stock held by TSG6 AIV II-A L.P. (“AIV II-A”), a Delaware limited partnership whose general partner is TSG6 Management L.L.C. (“TSG6 Management”), a Delaware limited liability company; (b) 11,087,806 shares of Class A common stock held by TSG6 PF Co-Investors A L.P. (“Co-Investors A”), a Delaware limited partnership whose general partner is TSG6 Management; (c) 37,858,904 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by TSG PF Investment L.L.C. (“Investment”), a Delaware limited liability company whose managing member is TSG6 AIV II L.P., whose general partner is TSG6 Management; and (d) 6,058,507 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by TSG PF Investment II L.L.C. (“Investment II” and, together with AIV II-A, Co-Investors A and Investment, the “TSG Funds”), a Delaware limited liability company whose managing member is TSG6 AIV II L.P., whose general partner is TSG6 Management. By virtue of the relationships described in this footnote, TSG6 Management may be deemed to share beneficial ownership of the securities held by the TSG Funds. Voting and investment decisions with respect to securities held by the TSG Funds are made by the following managing members of TSG6 Management: Charles Esserman, James O’Hara, Hadley Mullin, Pierre LeComte, Blythe Jack, Brian Krumrei and Jennifer Baxter Moser. Each of the TSG Funds has an address c/o TSG Consumer Partners, LLC, 600 Montgomery Street, Suite 2900, San Francisco, California 94111.

(3)	Based on a Schedule 13G filed by AllianceBernstein L.P. with the SEC on February 16, 2016.
(4)	Based on a Schedule 13G filed by Capital World Investors with the SEC on February 12, 2016.
(5)

Based on a Schedule 13G filed by Mr. Rondeau on February 12, 2016. Includes 8,588,310 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by Mr. Rondeau.

(6)

Reflects 1,407,950 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by Mr. Lively, 732,134 of which have vested or will vest within 60 days.

(7)

Reflects 993,711 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by Mr. Moore, 675,723 of which have vested or will vest within 60 days.

(8)

Does not include shares of Class A common stock beneficially owned by the TSG Funds. Mr. Esserman is Chief Executive Officer of TSG, Mr. Layman is a Principal of TSG, Mr. LeComte is Managing Director of TSG and Edward Wong is a Senior

Vice President of TSG. The address of each of Messrs. Esserman, Layman, LeComte and Wong is c/o TSG Consumer Partners, LLC, 600 Montgomery Street, Suite 2900, San Francisco, California 94111.

(9)

Based on a Schedule 13G filed by Mr. Grondahl on February 12, 2016. Includes 5,367,695 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by Mr. Grondahl.

(10)

Reflects 149,052 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by Dr. Spinelli, 101,355 of which have vested or will vest within 60 days.

(11)

Reflects 16,506,718 shares of Class A common stock underlying an identical number of Holdings Units and shares of Class B common stock held by our current directors and executive officers as a group, 15,465,217 of which have vested or will vest within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Franchisee relationships

Former Governor Craig Benson, a former member of the board of managers of Pla-Fit Holdings, is also a Planet Fitness franchisee. Gov. Benson, through his ownership interest in BL Technologies Investments, LLC, entered into an ADA with us dated October 23, 2012, under which he has opened ten Planet Fitness stores as of December 31, 2015, for each of which he entered into a franchise agreement. Over the next twelve years, Gov. Benson is obligated to open an additional 25 Planet Fitness stores. In 2015, 2014 and 2013, Gov. Benson paid royalties and fees to us, which totaled approximately $748,000, $452,000 and $40,000, respectively, and purchased fitness equipment for seven of his Planet Fitness stores, each as required by the terms of his franchise agreements. Gov. Benson’s equipment purchases totaled approximately $788,000, $3.1 million, and $1.4 million in 2015, 2014, and 2013, respectively. The terms of Gov. Benson’s ADA and franchise agreements are commensurate with other franchise agreements executed during the same time period.

Dennis Rondeau, father of Chris Rondeau, our Chief Executive Officer and a member of our board of directors, is also a Planet Fitness franchisee. Mr. Rondeau, through his ownership interest in Freedom Fitness, LLC, entered into an ADA with us dated December 10, 2009, under which he has opened eight stores as of December 31, 2015, for each of which he entered into a franchise agreement. Over the next two years, Mr. Rondeau is obligated to open an additional two Planet Fitness stores. In 2015, 2014 and 2013, Mr. Rondeau paid royalties and fees to us, which totaled approximately $338,000, $321,000 and $200,000, respectively, and purchased fitness equipment for five of his Planet Fitness stores, each as required by the terms of his franchise agreements. Mr. Rondeau’s equipment purchases totaled approximately $899,000, $574,000 and $855,000 in 2015, 2014 and 2013, respectively. The terms of Mr. Rondeau’s ADA and franchise agreements are commensurate with other franchise agreements executed during the same time period.

Marc Grondahl, a member of our board of directors, through his ownership interest in MG ADA Two Investor LLC, entered into an ADA with us dated December 21, 2015 under which he is obligated to open ten Planet Fitness stores and paid ADA fees to us totaling $100,000. There were no stores open under this ADA as of December 31, 2015. The terms of Mr. Grondahl’s ADA and franchise agreements are commensurate with other franchise agreements executed under the same circumstances.

Jennifer Moser, a managing member and co-investor of TSG, and her husband, Matthew Moser, through an ownership interest in Orange October, LLC, entered into an ADA with us dated June 19, 2015 under which they are obligated to open eight Planet Fitness stores and paid ADA fees to us totaling $80,000. There were no stores open under this ADA as of December 31, 2015. The terms of Mrs. Moser’s ADA and franchise agreements are commensurate with other franchise agreements executed during the same time period.

In addition, Chris Rondeau and Marc Grondahl are partial owners of PFP Direct Loan LLC and PF Principals, LLC, which directly and indirectly have provided financing to a limited number of qualified Planet Fitness franchisees to fund leasehold improvements and other related expenses, as one of several financing providers available to franchisees. Our Company does not participate in these transactions.

Consulting agreement

Stephen Spinelli, Jr. a member of our board of directors, entered into a consulting agreement with us dated April 30, 2013 pursuant to which he provided us with business and franchise consulting services in exchange for an annual fee of $40,000. In both 2014 and 2013, Dr. Spinelli received $40,000 in compensation pursuant to the consulting agreement. The agreement expired December 31, 2014.

Leases

On June 23, 2008, we entered into a lease agreement with MMC Fox Run, LLC for our headquarters in Newington, New Hampshire. The lease agreement was amended on November 1, 2011 and again on November 8, 2012. On November 8, 2013, we entered into a new office lease. MMC Fox Run, LLC is currently owned by Mr. Chris Rondeau and Mr. Marc Grondahl. Pursuant to the office lease, the initial lease term is for ten years, with two five-year renewal options. In 2015, 2014, and 2013, we paid an aggregate of approximately $412,000, $383,000 and $269,000, respectively, in rent to MMC Fox Run, LLC.

On March 1, 2010, we entered into a lease agreement with Matthew Michael Realty, LLC for a corporate-owned store in Dover, New Hampshire. Matthew Michael Realty, LLC is currently owned by Mr. Michael Grondahl, an original co-founder of Planet Fitness and brother of Mr. Marc Grondahl. Pursuant to the lease agreement, the initial lease term is for approximately fourteen years and expires on April 20, 2024. In 2015, 2014 and 2013, we paid approximately $466,000, $466,000 and $466,000, respectively, in rent to Matthew Michael Realty, LLC.

On June 3, 2008, we entered into a lease agreement with PF Melville Realty Co., LLC for our corporate-owned store in Melville, New York. PF Melville Realty Co., LLC is currently owned by Mr. Michael Grondahl. The initial lease term is for fifteen years. In 2015, 2014 and 2013, we paid an aggregate of approximately $525,000, $559,000 and $544,000, respectively, in rent to PF Melville Realty Co., LLC.

For some or all of the periods presented in the consolidated financial statements included in this Form 10-K, the results of operations of Matthew Michael Realty, LLC and PF Melville Realty Co., LLC are included in our consolidated financial statements.  For further information, see Notes 2(a) and 3 to our consolidated financial statements included in this Form 10-K.

Management services agreement

On December 14, 2012, in connection with our acquisition by investment funds affiliated with TSG, we entered into a management services agreement with TSG6 Management, LLC, an affiliate of TSG (the “Management Company”), pursuant to which the Management Company provided certain management, consulting and advisory services to Pla-Fit Holdings. In exchange for these services, we paid the Management Company an aggregate annual management fee equal to $1.0 million, and we reimburse the Management Company for reasonable out-of-pocket expenses incurred by it relating to operations of Pla-Fit Holdings and its subsidiaries and in connection with the provision of services pursuant to the management services agreement. In 2015, 2014 and 2013, we paid $1.9 million, $1.2 million and $1.1 million, respectively, in respect of management services and reimbursable expenses payable to the Management Company under the management services agreement. In addition, we agreed to indemnify the Management Company and certain persons affiliated with the Management Company to the fullest extent permitted by law from and against all losses arising from the Management Company’s performance under the management services agreement.

In connection with the completion of our IPO, the management services agreement was terminated, and we paid a one-time termination fee of $1.0 million to the Management Company in accordance with the terms of the management services agreement. Four of our directors, Messrs. Esserman, Layman, LeComte and Wong, are employees of TSG.

Recapitalization Transactions in Connection With our IPO

These summaries do not purport to be complete descriptions of all of the provisions of the documents relating to the recapitalization transactions, and they are qualified in their entirety by reference to the complete text of agreements which have been filed with the SEC as exhibits to the registration statement relating to our IPO. For information on how to obtain copies of these agreements or other exhibits, see the section entitled “Item 1, Business—Available information.”

Exchange agreement

In connection with our IPO, we and the Continuing LLC Owners entered into an exchange agreement under which they (or certain permitted transferees) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, together with a corresponding number of shares of Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. At our election, acting by a majority of the disinterested members of our board of directors pursuant to the exchange agreement, we may elect to redeem the Holdings Units for cash when tendered for exchange. We may not elect to pay cash if a registration statement under the Securities Act is available for the issuance in connection with the exchange or the subsequent resale. The exchange agreement also provides that a Continuing LLC Owner will not have the right to exchange Holdings Units if we determine that such exchange would be prohibited by law or regulation or would violate other agreements with us to which the Continuing LLC Owner may be subject. As a Continuing LLC Owner exchanges Holdings Units for shares of Class A common stock, the number of Holdings Units held by Planet Fitness, Inc. is correspondingly increased as it acquires the exchanged Holdings Units, and a corresponding number of shares of Class B common stock are cancelled. Also pursuant to the exchange agreement, to the extent an exchange results in a Company liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when we subsequently realize a related tax benefit, Pla-Fit Holdings will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. We have agreed in the exchange agreement that we will use commercially reasonable efforts to reduce or eliminate this tax liability, provided it does not materially and adversely impact our net income, including by pursuing a change in the applicable law or by relocating our corporate headquarters to a different state and franchising some or all of our 14 corporate-owned stores located in the State of New Hampshire.

Tax receivable agreements

Pursuant to the exchange agreement described above, from time to time we may be required to acquire Holdings Units of Pla-Fit Holdings from their holders upon exchange for shares of our Class A common stock. Pla-Fit Holdings intends to have an election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) in effect for taxable years in which such sales of Holdings Units occur. Pursuant to the Section 754 election, sales of Holdings Units are expected to result in an increase in the tax basis of tangible and intangible assets of Pla-Fit Holdings. When we acquire Holdings Units from the Continuing LLC Owners, we expect that both the existing basis for certain assets and the anticipated basis adjustments will increase depreciation and amortization deductions allocable to us for tax purposes from Pla-Fit Holdings, and therefore reduce the amount of income tax we would otherwise be required to pay in the future to various tax authorities. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.

We are party to two tax receivable agreements. Under the first of those agreements, we generally are required to pay to our Continuing LLC Owners 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of our Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we generally are required to pay to the Direct TSG Investors 85% of the amount of cash savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units that we hold in respect of the Direct TSG Investors’ interest in us, which resulted from the Direct TSG Investors’ purchase of interests in the 2012 Acquisition, and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings.

For purposes of these tax receivable agreements, cash savings in tax are calculated by comparing our actual income tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the tax receivable agreements, unless certain assumptions apply or the tax receivable agreements accelerate, as discussed herein. The term of the tax receivable agreements commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expired, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event that we materially breach any of our material obligations under the agreements or our counterparties elect to accelerate our obligations under the tax receivable agreements (as described below). The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales by the holders of Holdings Units, the price of our Class A common stock at the time of the sale, whether such sales are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest.

The payment obligation under the tax receivable agreements is an obligation of Planet Fitness, Inc., not Pla-Fit Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with our purchase of Holdings Units from certain of our Continuing LLC Owners with the net proceeds of our IPO and future sales of Holdings Units as described above would aggregate approximately $836.7 million over 23 years from the date of our IPO based on a price of $15.63 per share of our Class A common stock, and assuming all future exchanges or redemptions would have occurred on December 31, 2015. Under such scenario we would be required to pay to the other parties to the tax receivable agreements 85% of such amount, or $711.2 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of the shares at the time of exchange or redemption and the prevailing tax rates applicable to us over the life of the tax receivable agreements, and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the Continuing LLC Owners’ or the Direct TSG Investors’ continued ownership of us.

In addition, although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or tax attributes subject to the tax receivable agreements, the beneficiaries of the tax receivable agreements will not reimburse us for any payments previously made if such basis increases or other attributes are subsequently disallowed, except that excess payments made to any beneficiary will be netted against payments otherwise to be made, if any, to such beneficiary after our determination of such excess. As a result, in such circumstances, we could make payments under the tax receivable agreements that are greater than our actual cash tax savings.

The tax receivable agreements provide that (i) in the event that we materially breach such tax receivable agreements, (ii) if, at any time, we elect an early termination of the tax receivable agreements, or (iii) upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) obligations under the tax receivable agreements (with respect to all Holdings Units, whether or not they have been sold before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the tax receivable agreements.

As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2015, based on a share price of $15.63 per share of our Class A common stock (based on the closing price of our Class A common stock on the New York Stock Exchange as of December 31, 2015) and a discount rate equal to 2.1%, we estimate that we would have been required to pay $576.0 million in the aggregate under the tax receivable agreements. See “Certain Relationships and Related Party Transactions, and Director Independence—Tax receivable agreements.”

Subject to the discussion above regarding the acceleration of payments under the tax receivable agreements, payments under the tax receivable agreements, if any, will generally be made on an annual basis to the extent we have sufficient taxable income to utilize the increased depreciation and amortization charges and other tax attributes subject to the tax receivable agreements. The availability of sufficient taxable income to utilize the increased depreciation and amortization expense and other tax attributes will not be determined until such time as the financial results for the year in question are known and tax estimates prepared. We generally expect to make payments under the tax receivable agreements, to the extent they are required, within approximately 125 days after our federal income tax return is filed for each fiscal year. The tax receivable agreements will provide for interest, at a rate equal to one-year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreements. In addition, under certain circumstances where we are unable to make timely payments under the tax receivable agreements, the tax receivable agreements will provide for interest to accrue on unpaid payments, at a rate equal to one-year LIBOR plus 500 basis points.

The impact that the tax receivable agreements will have on our consolidated financial statements will be the establishment of a liability, which will be increased upon the exchanges of Holdings Units for our Class A common stock, generally representing 85% of the estimated future tax benefits, if any, relating to the increase in tax basis associated with the Holdings Unit we receive in this sale.

Decisions made by our Continuing LLC Owners in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by a Continuing LLC Owner under the tax receivable agreements. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the tax receivable agreements and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase a Continuing LLC Owner’s tax liability without giving rise to any rights of a Continuing LLC Owner to receive payments under the tax receivable agreements.

Because of our structure, our ability to make payments under the tax receivable agreements is dependent on the ability of Pla-Fit Holdings to make distributions to us. The ability of Pla-Fit Holdings to make such distributions will be subject to, among other things, restrictions in our debt documents and the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its members. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid.

Pla-Fit Holdings amended and restated limited liability company agreement

In connection with the recapitalization transactions related to our IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated (the “New LLC Agreement”). As a result of the recapitalization transactions and our IPO, we hold Holdings Units in Pla-Fit Holdings indirectly through wholly owned subsidiaries and are the sole managing member of Pla-Fit Holdings. Accordingly, we operate and control all of the business and affairs of Pla-Fit Holdings and, through Pla-Fit Holdings and its operating subsidiaries, conduct our business.

Pursuant to the New LLC Agreement, as managing member, Planet Fitness, Inc. has the right to determine when distributions will be made by Pla-Fit Holdings to holders of Holdings Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holder of Holdings Units (including Planet Fitness, Inc. and its subsidiaries) pro rata in accordance with the percentages of their respective Holdings Units.

The holders of Holdings Units, including Planet Fitness, Inc. and its subsidiaries, will incur U.S. federal, state and local income taxes on their allocable share (determined under relevant tax rules) of any taxable income of Pla-Fit Holdings. Net profits and net losses of Pla-Fit Holdings will generally be allocated to holders of Holdings Units (including Planet Fitness, Inc.) pro rata in accordance with the percentages of their respective Holdings Units, except to the extent certain rules provide for disproportionate allocations or are otherwise required under applicable tax law.

The New LLC Agreement provides that Pla-Fit Holdings will make cash distributions, which we refer to as “tax distributions,” to the holders of Holdings Units. Generally, these tax distributions will be computed based on the net taxable income of Pla-Fit Holdings allocable to the holders of Holdings Units multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual or corporate resident in San Francisco, California (taking into account, among other things, the deductibility of certain expenses and certain adjustments relating to the calculation of state taxes). For purposes of determining the taxable income of Pla-Fit Holdings, such determination will be made by generally disregarding any adjustment to the taxable income of any member of Pla-Fit Holdings that arises under the tax basis adjustment rules of the Code, and is attributable to the acquisition by such member of an interest in Pla-Fit Holdings in future exchange or sale transactions. We expect Pla-Fit Holdings may make tax distributions periodically to the extent permitted by our agreements governing our indebtedness and necessary to enable us to cover our operating expenses and other obligations, including our tax liability and obligations under the tax receivable agreements, as well as to make dividend payments, if any, to the holders of our Class A common stock.

The New LLC Agreement also provides that substantially all expenses incurred by or attributable to Planet Fitness, Inc. (such as expenses incurred in connection with our IPO) will be borne or reimbursed by Pla-Fit Holdings, but Pla-Fit Holdings will not bear the cost of our income tax expenses, obligations incurred by us under the tax receivable agreements or payments on indebtedness incurred by us other than to pay operating expenses that otherwise would be borne by Pla-Fit Holdings.

Stockholders agreement

In connection with our IPO, we entered into a stockholders agreement with investment funds affiliated with TSG. Pursuant to the stockholders agreement, we are required to take all necessary action to cause the board of directors and its committees to include individuals designated by TSG and to include such individuals in the slate of nominees recommended by the board of directors for election by our stockholders. These nomination rights are described under “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Board Composition and Director Independence”. The stockholders agreement also provides that we will obtain customary director indemnity insurance and enter into indemnification agreements with TSG’s director designees, and we have entered into indemnification agreements with each of our directors generally providing for indemnification in connection with their service to us or on our behalf.

Registration Agreements

In connection with the recapitalization transactions related to our IPO, we entered into a registration rights agreement with all of the Continuing LLC Owners and Direct TSG Investors, which include the investment funds affiliated with TSG that hold Holdings Units and shares of Class A common stock and certain employees and directors that hold Holdings Units. The registration rights agreement provides TSG with certain demand registration rights, including shelf registration rights, in respect of any shares of our Class A common stock held by it, subject to certain conditions. In addition, in the event that we register additional shares of Class A common stock for sale to the public, we will be required to give notice of such registration to TSG and certain employees and directors party to the agreement of our intention to effect such a registration, and, subject to certain limitations, include shares of Class A common stock held by them in such registration. We also will undertake in the registration rights agreement to file a shelf registration statement as soon as we meet the applicable eligibility criteria and to use commercially reasonable efforts to have the shelf registration statement declared effective as soon as practicable and to remain effective in order to register the exchange of Holdings Units together with shares of Class B common stock for shares of Class A common stock by certain employees and directors from time to time. We will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares pursuant to the agreement. The agreement includes customary indemnification provisions in favor of TSG and the employees and directors party to the agreement, any person who is or might be deemed a control person (within the meaning of the Securities Act and the Exchange Act) and related parties against certain losses and liabilities (including reasonable costs of investigation and legal expenses) arising out of or based upon any filing or other disclosure made by us under the securities laws relating to any such registration.

Indemnification Agreements

Prior to the completion of our IPO, we entered into indemnification agreements with each of our directors. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

Related Person Transactions Policy

We have adopted a policy with respect to the review, approval and ratification of related person transactions. Under the policy, our audit committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related person transactions, our audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Related person transactions must be approved or ratified by the audit committee based on full information about the proposed transaction and the related person’s interest.

Control Relationships

As of December 31, 2015, we are controlled by investment funds affiliated with TSG. Currently, investment funds affiliated with TSG control 65.8% of the voting power of our common stock. As a result, TSG could have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of TSG may not always coincide with the interests of the other holders of our common stock. See the section entitled “Item 1A, Risk Factors—Risks related to our Class A common stock—TSG continues to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.”

In addition, we are a “controlled company” under the corporate governance standards of the NYSE and, as such, we currently take advantage of certain exemptions from listing requirements, as applicable. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of NYSE corporate governance requirements, as applicable, and the ability of our independent directors to influence our business policies and affairs may be reduced. See “Item 10, Directors, Executive Officers and Corporate Governance—Directors and Officers.”

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”) served as our independent registered public accounting firm in 2015 and 2014. The following sets forth fees billed by KPMG for the audit of our annual financial statements and other services rendered:

	Fiscal Year Ended December 31,
	2015	2014
Audit fees(1)	$1,892,602	$442,982
Tax fees(2)	2,153,795	120,153
Total	$4,046,397	$563,135

(1)

Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, all fees and costs associated with services provided by KPMG in connection with our IPO in 2015, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.

Pursuant to the charter of the audit committee adopted in connection with our IPO, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedules

Separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)	Exhibits

The exhibits listed in the Exhibits Index, which appears immediately following the signature page and is  incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: March 4, 2016	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 4, 2016
Christopher Rondeau	(Principal Executive Officer)

/s/ Dorvin Lively	Chief Financial Officer	March 4, 2016
Dorvin Lively	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Berg	Director	March 4, 2016
David Berg

/s/ Charles Esserman	Director	March 4, 2016
Charles Esserman

/s/ Marc Grondahl	Director	March 4, 2016
Marc Grondahl

/s/ Michael Layman	Director	March 4, 2016
Michael Layman

/s/ Pierre LeComte	Director	March 4, 2016
Pierre LeComte

/s/ Stephen Spinelli, Jr.	Director	March 4, 2016
Stephen Spinelli, Jr.

/s/ Edward Wong	Director	March 4, 2016
Edward Wong

Exhibit Index

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date

3.1	Restated Certificate of Incorporation of Planet Fitness, Inc		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
10.1	Amended and Restated Credit Agreement dated as of March 31, 2014 among Planet Intermediate, LLC, as Holdings, Planet Fitness Holdings, LLC, as Borrower, the other loan parties thereto, and the lenders party thereto		S-1	333-205141	10.1	22-Jun-15
10.2	Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 31, 2015 among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, the lenders party thereto and JP Morgan Chase Bank, N.A.		S-1	333-205141	10.2	22-Jun-15
10.3	Amended and Restated Pledge and Security Agreement dated as of March 31, 2014 by and between Planet Intermediate, LLC, Planet Fitness Holdings, LLC, as Borrower, and Borrower Grantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto		S-1	333-205141	10.3	22-Jun-15
10.4	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.5	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.6	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.7	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.8	Form of Stockholders Agreement		S-1/A	333-205141	10.8	15-Jul-15
10.9	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.1	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.1	15-Jul-15
10.11	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.12	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.13	Amended and Restated Employment Agreement with Richard Moore		S-1/A	333-205141	10.13	15-Jul-15
10.14	Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.14	22-Jun-15
10.15	Form of Class M Unit Award under Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.15	22-Jun-15
10.16	Form of Planet Fitness, Inc. 2015 Omnibus Incentive Plan		S-1/A	333-205141	10.16	15-Jul-15
10.17	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1/A	333-205141	10.17	15-Jul-15
10.18	Form of Recapitalization Agreement		S-1/A	333-205141	10.18	15-Jul-15
10.19	Form of Stock Option Award		S-1/A	333-205141	10.1	15-Jul-15
10.2	Form of Restricted Stock Unit Award		S-1/A	333-205141	10.2	15-Jul-15
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

X

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.