Form 10-Q
period 2016-03-31
Planet Fitness, Inc.
filed 2016-05-11
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016 there were 36,597,985 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 61,970,964 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;
•	risks relating to damage to our brand and reputation;
•	our ability to successfully implement our growth strategy;
•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems;
•	our and our franchisees’ ability to attract and retain members;
•	the high level of competition in the health club industry generally;
•	our reliance on a limited number of vendors, suppliers and other third-party service providers;
•	the substantial indebtedness of our subsidiary, Planet Fitness Holdings, LLC;
•	risks relating to our corporate structure and tax receivable agreements; and
•	the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38,268	$31,430
Accounts receivable, net of allowance for bad debts of $637 and $629 at March 31, 2016 and December 31, 2015, respectively	10,446	19,079
Due from related parties	1,005	4,940
Inventory	1,476	4,557
Restricted assets – national advertising fund	5,300	1,962
Other current assets	12,318	10,977
Total current assets	68,813	72,945
Property and equipment, net of accumulated depreciation of $25,197 as of March 31, 2016 and $23,525 as of December 31, 2015	54,302	56,139
Intangible assets, net	268,679	273,619
Goodwill	176,981	176,981
Deferred income taxes	115,523	117,358
Other assets, net	1,368	2,135
Total assets	$685,666	$699,177
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$5,100	$5,100
Accounts payable	10,090	23,950
Accrued expenses	9,853	13,667
Equipment deposits	5,253	5,587
Deferred revenue, current	15,477	14,717
Payable to related parties pursuant to tax benefit arrangements, current	5,870	3,019
Other current liabilities	253	212
Total current liabilities	51,896	66,252
Long-term debt, net of current maturities	478,875	479,779
Deferred rent, net of current portion	4,665	4,554
Deferred revenue, net of current portion	10,277	12,016
Payable to related parties pursuant to tax benefit arrangements, net of current portion	132,208	137,172
Other liabilities	484	484
Total noncurrent liabilities	626,509	634,005
Commitments and contingencies (note 11)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 36,598 shares issued and outstanding as of March 31, 2016 and December 31, 2015	4	4
Class B common stock, $.0001 par value - 100,000 shares authorized, 62,067 shares issued and outstanding as of March 31, 2016, and 62,112 shares issued and outstanding as of December 31, 2015	6	6
Accumulated other comprehensive loss	(2,387)	(1,710)
Additional paid in capital	577	352
Accumulated deficit	(11,805)	(14,032)
Total stockholders' deficit attributable to Planet Fitness Inc.	(13,605)	(15,380)
Non-controlling interests	20,866	14,300
Total stockholders' equity (deficit)	7,261	(1,080)
Total liabilities and stockholders' equity (deficit)	$685,666	$699,177

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2016	2015
Revenue:
Franchise	$21,491	$16,967
Commission income	6,186	4,790
Corporate-owned stores	25,697	23,546
Equipment	29,969	31,619
Total revenue	83,343	76,922
Operating costs and expenses:
Cost of revenue	23,639	25,946
Store operations	14,732	14,341
Selling, general and administrative	11,845	14,138
Depreciation and amortization	7,703	8,201
Other gain	(186)	(6)
Total operating costs and expenses	57,733	62,620
Income from operations	25,610	14,302
Other expense, net:
Interest expense, net	(6,367)	(4,756)
Other income (expense)	393	(736)
Total other expense, net	(5,974)	(5,492)
Income before income taxes	19,636	8,810
Provision for income taxes	3,291	272
Net income	16,345	8,538
Less net income attributable to non-controlling interests	12,977	113
Net income attributable to Planet Fitness, Inc.	$3,368	$8,425

Net income per share of Class A common stock(1):
Basic & diluted	$0.09
Weighted-average shares of Class A common stock outstanding(1):
Basic & diluted	36,598

(1)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the recapitalization transactions and IPO (see Note 9).

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2016	2015
Net income including non-controlling interests	$16,345	$8,538
Other comprehensive income (loss), net:
Unrealized loss on interest rate caps, net of tax	(583)	(779)
Foreign currency translation adjustments	(93)	101
Total other comprehensive loss, net	(676)	(678)
Total comprehensive income including non-controlling interests	15,669	7,860
Less: total comprehensive income attributable to non-controlling interests	12,491	113
Total comprehensive income attributable to Planet Fitness, Inc.	$3,178	$7,747

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$16,345	$8,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,703	8,201
Amortization of deferred financing costs	371	305
Amortization of favorable leases and asset retirement obligations	99	113
Amortization of interest rate caps	75	—
Deferred tax expense	1,354	7
Provision for bad debts	7	11
Gain on disposal of property and equipment	(186)	(6)
Equity-based compensation	576	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	8,864	9,792
Notes receivable and due from related parties	3,544	50
Inventory	3,081	1,001
Other assets and other current assets	(4,632)	422
Accounts payable and accrued expenses	(16,202)	(16,745)
Other liabilities and other current liabilities	30	15
Income taxes	(2,314)	290
Payable to related parties pursuant to tax benefit arrangements	(2,113)	—
Equipment deposits	(334)	(230)
Deferred revenue	(1,091)	(717)
Deferred rent	85	992
Net cash provided by operating activities	15,262	12,039
Cash flows from investing activities:
Additions to property and equipment	(865)	(5,326)
Proceeds from sale of property and equipment	20	6
Net cash used in investing activities	(845)	(5,320)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	120,000
Principal payments on capital lease obligations	(12)	(140)
Repayment of long-term debt	(1,275)	(975)
Payment of deferred financing and other debt-related costs	—	(1,698)
Distributions to Continuing LLC Members	(6,411)	(139,688)
Net cash used in financing activities	(7,698)	(22,501)
Effects of exchange rate changes on cash and cash equivalents	119	23
Net increase (decrease) in cash and cash equivalents	6,838	(15,759)
Cash and cash equivalents, beginning of period	31,430	43,291
Cash and cash equivalents, end of period	$38,268	$27,532

Supplemental cash flow information:
Net cash paid for income taxes	$4,336	$211
Cash paid for interest	$5,815	$4,614
Non-cash investing activities:
Non-cash additions to property and equipment	$170	$384
Non-cash financing activities:
Unsettled distributions to members	$—	$7,496

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 8.3 million members and 1,171 owned and franchised locations (referred to as stores) in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of March 31, 2016.

The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name.
•	Owning and operating fitness centers under the Planet Fitness trade name.
•	Selling fitness-related equipment to franchisee-owned stores.

The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”) which was completed on August 11, 2015 and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions that occurred prior to the IPO, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings and 37.1% of the economic interest. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.

Subsequent to the IPO and the related recapitalization transactions, the Company is a holding company whose principal asset is a controlling equity interest in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of limited liability company units of Pla-Fit Holdings, LLC (“Holdings Units”) not owned by the Company. As of March 31, 2016, the Company owned 100% of the voting interest, and 37.1% of the economic interest of Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the SEC on March 4, 2016. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

(c) Fair Value

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

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$376	$—	$376	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,147	$—	$1,147	$—

(d) Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public companies. In March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. This guidance is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

The FASB issued ASU No. 2015-02, Income Statement—Consolidation, in February 2015. This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU No. 2015-02 as of January 1, 2016, noting no material impact to the consolidated financial statements.

The FASB issued ASU No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, in April 2015. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU No. 2015-05 as of January 1, 2016 on a prospective basis, noting no material impact to the consolidated financial statements.

The FASB issued ASU No. 2016-02, Leases, in February 2016. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public companies. Early application of the amendments in this update is permitted for all entities. The Company is currently evaluating the effect that implementation of this guidance will have on its consolidated financial statements.

The FASB issued ASU No. 2016-09, Stock Compensation, in March 2016. This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions. This guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
PF Melville	$3,790	$—	$3,728	$—
MMR	3,025	—	2,953	—
Total	$6,815	$—	$6,681	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,730 and $1,871 as of March 31, 2016 and December 31, 2015, respectively.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(4) Goodwill and intangible assets

A summary of goodwill and intangible assets at March 31, 2016 and December 31, 2015 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
March 31, 2016	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(61,469)	$110,313
Noncompete agreements	5.0	14,500	(9,852)	4,648
Favorable leases	7.5	2,935	(1,354)	1,581
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(3,113)	5,837
		201,567	(79,188)	122,379
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(79,188)	$268,679
Goodwill		$176,981	$—	$176,981

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2015	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	$(57,741)	$114,041
Noncompete agreements	5.0	14,500	(9,127)	5,373
Favorable leases	7.5	2,935	(1,256)	1,679
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(2,724)	6,226
		201,567	(74,248)	127,319
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(74,248)	$273,619
Goodwill		$176,981	$—	$176,981

The Company determined that no impairment charges were required during any periods presented.

Amortization expense related to the intangible assets totaled $4,940 and $5,383 for the three months ended March 31, 2016 and 2015, respectively. Included within these total amortization expense amounts are $99 and $113 related to amortization of favorable and unfavorable leases for the three months ended March 31, 2016 and 2015, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of March 31, 2016 is as follows:

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Amount
Remainder of 2016	$14,816
2017	18,215
2018	14,583
2019	14,215
2020	12,517
Thereafter	48,033
Total	$122,379

(5) Long-term debt

Long-term debt as of March 31, 2016 and December 31, 2015 consists of the following:

	March 31, 2016	December 31, 2015

Term loan B requires quarterly installments

   plus interest through the term of the loan, maturing

   March 31, 2021. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.50% at March 31, 2016 and 4.75% at December 31, 2015)	$491,000	$492,275

Revolving credit line, requires interest only

   payments through the term of the loan, maturing

   March 31, 2019. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.25% at March 31, 2016 and December 31, 2015)	—	—
Total debt, excluding deferred financing costs	$491,000	492,275
Deferred financing costs, net of accumulated amortization	(7,025)	(7,396)
Total debt	483,975	484,879
Current portion of long-term debt and line of credit	5,100	5,100
Long-term debt, net of current portion	$478,875	$479,779

Future annual principal payments of long-term debt as of March 31, 2016 are as follows:

Amount
Remainder of 2016	$3,825
2017	5,100
2018	5,100
2019	5,100
2020	5,100
Thereafter	466,775
Total	$491,000

(6) Derivative instruments and hedging activities

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

In September 2014 and September 2015, the Company entered into a series of interest rate caps. As of March 31, 2016, the Company had interest rate cap agreements with notional amounts of $224,000 outstanding that were entered into in order to hedge LIBOR greater than 1.5%.

The interest rate cap balances of $376 and $1,147 were recorded within other assets in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $583, net of tax of $113, within other comprehensive loss during the three months ended March 31, 2016.

As of March 31, 2016, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(7) Related party transactions

Amounts due from related parties consist of:

	March 31, 2016	December 31, 2015
Accounts receivable – related entities	$47	$39
Accounts receivable – stockholders/members	958	4,901
Due from related parties	$1,005	$4,940

Amounts due from stockholders/members as of March 31, 2016 and December 31, 2015 relate to reimbursements for certain taxes owed or paid by the Company.

Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2016	2015
Franchise revenue	$421	$262
Equipment revenue	593	55
Total revenue from related parties	$1,014	$317

The Company paid management fees to TSG Consumer Partners, LLC (“TSG”) totaling $0 and $265 during the three months ended March 31, 2016 and 2015, respectively. In connection with the IPO, the management agreement with TSG was terminated.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(8) Stockholder’s equity

The recapitalization transactions

We refer to the Merger, Reclassification and entry into the Exchange agreement, each as described below, as the “recapitalization transactions.” The Merger was effected pursuant to a merger agreement by and among the Company and Planet Fitness Holdings, L.P. (a predecessor entity to the Company that held indirect interests in Pla-Fit Holdings, LLC) and the recapitalization transactions were effected pursuant to a recapitalization agreement by and among the Company, Pla-Fit Holdings, existing holders (“Continuing LLC Owners”) of Holdings Units, and holders of Class A common stock issued to holders of interests in Planet Fitness Holdings L.P. (“Direct TSG Investors”).

Merger

Prior to the Merger, the Direct TSG Investors held interests in Planet Fitness Holdings, L.P. Planet Fitness Holdings, L.P. was formed in October 2014 and had no material assets, liabilities or operations, other than as a holding company owning indirect interests in Pla-Fit Holdings. The Direct TSG Investors consist of investment funds affiliated with TSG. Pursuant to a merger agreement dated June 22, 2015, Planet Fitness Holdings, L.P. merged with and into the Company, and the interests in Planet Fitness Holdings, L.P. held by the Direct TSG Investors were converted into 26,106,930 shares of Class A common stock of the Company. We refer to this as the “Merger.” All shares of Class A common stock have both voting and economic rights in Planet Fitness, Inc.

The Merger was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Reclassification

The equity interests of Pla-Fit Holdings, LLC previously consisted of three different classes of limited liability company units (Class M, Class T and Class O). Prior to the completion of the IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated to, among other things, modify its capital structure to create a single new class of units, the Holdings Units. We refer to this capital structure modification as the “Reclassification.”

The Direct TSG Investors’ indirect interest in Pla-Fit Holdings was held through Planet Fitness Holdings, L.P. As a result, following the Merger, the Direct TSG Investors’ indirect interests in Pla-Fit Holdings are held through the Company. Therefore, the Holdings Units received in the Reclassification were allocated to: (1) the Continuing LLC Owners based on their existing interests in Pla-Fit Holdings; and (2) the Company to the extent of the Direct TSG Investors’ indirect interest in Pla-Fit Holdings. The number of Holdings Units allocated to the Company in the Reclassification was equal to the number of shares of Class A common stock that the Direct TSG Investors received in the Merger (on a one-for-one basis).

The Reclassification was effected on August 5, 2015, prior to the time our Class A common stock was registered under the Exchange Act and prior to the completion of the IPO.

Following the Merger and the Reclassification, the Company issued to Continuing LLC Owners 72,602,810 shares of Class B common stock, one share of Class B common stock for each Holdings Unit they held. The shares of Class B common stock have no rights to dividends or distributions, whether in cash or stock, but entitle the holder to one vote per share on matters presented to stockholders of the Company. The Continuing LLC Owners consist of investment funds affiliated with TSG and certain current and former employees and directors.

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

•

the Direct TSG Investors own 21,072,985 shares of our Class A common stock, representing 21.4% of the voting power in the Company and, through the Company, 21.4% of the economic interest in Pla-Fit Holdings; and

•

the Continuing LLC Owners collectively held 62,111,755 Holdings Units, representing 62.9% of the economic interest in Pla-Fit Holdings and 62,111,755 shares of our Class B common stock, representing 62.9% of the voting power in the Company.

(9) Earnings per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to August 6, 2015, therefore no earnings per share information has been presented for the three months ended March 31, 2015.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	For the three months ended March 31, 2016
Numerator
Net income	$16,345
Less: net income attributable to non-controlling interests	12,977
Net income attributable to Planet Fitness, Inc.	$3,368

Denominator
Weighted-average shares of Class A common stock outstanding - basic	36,597,985

Earnings per share of Class A common stock - basic & diluted	$0.09

Class B common stock was evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Stock options in the amount of 134,870 and 8,160 restricted stock units were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(10) Income taxes

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

Net deferred tax assets of $115,523 and $117,358 as of March 31, 2016 and December 31, 2015, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the recapitalization transactions and IPO. The Company has net operating loss carryforwards related to its Canada operations of approximately $2,411, which begin to expire in 2034. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As of March 31, 2016, the total liability related to uncertain tax positions is $300. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2016 were not material.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 8), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. As of March 31, 2016, the Company has a liability of $138,078 related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2016	$906
2017	7,389
2018	7,336
2019	7,389
2020	7,585
Thereafter	107,473
Total	$138,078

(11) Commitments and contingencies

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

(12) Segments

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

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2016 and 2015. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended March 31,
	2016	2015
Revenue
Franchise segment revenue - U.S.	$27,230	$21,757
Franchise segment revenue - International	447	—
Franchise segment total	27,677	21,757
Corporate-owned stores - U.S.	24,698	23,270
Corporate-owned stores - International	999	276
Corporate-owned stores total	25,697	23,546
Equipment segment - U.S.	29,969	31,619
Equipment segment total	29,969	31,619
Total revenue	$83,343	$76,922

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $2,075 and $1,974 for the three months ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,
	2016	2015
Segment EBITDA
Franchise	$23,813	$13,578
Corporate-owned stores	10,162	7,798
Equipment	6,318	6,763
Corporate and other	(6,587)	(6,372)
Total Segment EBITDA	$33,706	$21,767

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2016	2015
Total Segment EBITDA	$33,706	$21,767
Less:
Depreciation and amortization	7,703	8,201
Other expense	393	(736)
Income from operations	25,610	14,302
Interest expense, net	(6,367)	(4,756)
Other expense	393	(736)
Income before income taxes	$19,636	$8,810

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2016	December 31, 2015
Franchise	$214,464	$206,997
Corporate-owned stores	151,470	151,620
Equipment	193,261	208,168
Unallocated	126,471	132,392
Total consolidated assets	$685,666	$699,177

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The table above includes $3,239 and $3,149 of long-lived assets located in the Company’s corporate-owned stores in Canada as of March 31, 2016 and December 31, 2015, respectively. All other assets are located in the U.S.

The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2016	December 31, 2015
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

(13) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,066	863
New stores opened	48	59
Stores debranded or consolidated(1)	(1)	(3)
Stores operated at end of period	1,113	919

Corporate-owned stores:
Stores operated at beginning of period	58	55
New stores opened	-	2
Stores operated at end of period	58	57

Total stores:
Stores operated at beginning of period	1,124	918
New stores opened	48	61
Stores debranded or consolidated(1)	(1)	(3)
Stores operated at end of period	1,171	976

(1)

The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity, with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

(14) Subsequent events

On May 10, 2016 the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $20,000 of the Company's Class A common shares from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares that may be repurchased will be determined by the Company's management based on its evaluation of market conditions, such as current stock price, and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The buyback program does not have a fixed expiration date but may be suspended or discontinued at any time. The buyback program will be funded using the Company's existing working capital.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Pla-Fit Holdings, LLC and its consolidated subsidiaries prior to the recapitalization transactions and to Planet Fitness, Inc. and its consolidated subsidiaries following the recapitalization transactions.

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

As of March 31, 2016, we had more than 8.3 million members and 1,171 stores in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,171 stores, 1,113 are franchised and 58 are corporate-owned. As of March 31, 2016, we had commitments to open more than 1,000 new stores under existing ADAs.

Our segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our U.S. franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2016 and 2015. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three Months Ended March 31,
	2016	2015
(in thousands)
Revenue
Franchise segment	$27,677	$21,757
Corporate-owned stores segment	25,697	23,546
Equipment segment	29,969	31,619
Total revenue	$83,343	$76,922

Segment EBITDA
Franchise	$23,813	$13,578
Corporate-owned stores	10,162	7,798
Equipment	6,318	6,763
Corporate and other	(6,587)	(6,372)
Total Segment EBITDA	$33,706	$21,767

 A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2016:
Income from operations	$21,691	$5,877	$4,767	$(6,725)	$25,610
Depreciation and amortization	2,118	3,902	1,551	132	7,703
Other income	4	383	-	6	393
Segment EBITDA	$23,813	$10,162	$6,318	$(6,587)	$33,706

Three months ended March 31, 2015:
Income from operations	$11,264	$3,929	$5,210	$(6,101)	$14,302
Depreciation and amortization	2,314	4,321	1,553	13	8,201
Other expense	-	(452)	-	(284)	(736)
Segment EBITDA	$13,578	$7,798	$6,763	$(6,372)	$21,767

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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,066	863
New stores opened	48	59
Stores debranded or consolidated(1)	(1)	(3)
Stores operated at end of period	1,113	919

Corporate-owned stores:
Stores operated at beginning of period	58	55
New stores opened	-	2
Stores operated at end of period	58	57

Total stores:
Stores operated at beginning of period	1,124	918
New stores opened	48	61
Stores debranded or consolidated(1)	(1)	(3)
Stores operated at end of period	1,171	976

(1)

The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

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

Consistent with common industry practice, we present same store sales as compared to the same period in the prior year for all stores that have been open and for which monthly membership dues have been billed for longer than 12 months, beginning with the 13th month and thereafter, as applicable. Same store sales of our international stores are calculated on a constant currency basis, meaning that we translate the current year’s same store sales of our international stores at the same exchange rates used in the prior year. Since opening new stores will be a significant component of our revenue growth, same store sales is only one measure of how we evaluate our performance.

In March 2015, we completed a migration to a new point-of-sale and billing system (“POS system”), which gives us enhanced control over membership billing practices across all stores and allows us to create mandatory requirements to discontinue the attempted billing of delinquent membership accounts. We believe these changes in our billing practices are beneficial to our brand by controlling collection practices on delinquent accounts and do not believe they will have a negative impact on net membership billings collected by our corporate-owned or franchisee-owned stores. However, we expect the changes in our billing practices, which commenced in the second quarter of 2015, to cause our royalties to be lower due to earlier terminations of billings of certain delinquent accounts upon which we previously received royalty payments. While we do not believe that the impact on our royalties in the future will be material, these new billing practices are expected to negatively impact our same store sales metrics over the remainder of 2016 as monthly EFT is expected to include fewer delinquent membership accounts. Due in part to certain limitations of our prior POS system, we are unable to provide comparable same store sales data for prior periods had these changes in billing practices been implemented previously.

Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the 12th month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods.

The following table shows our same store sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Same store sales data

Same store sales growth:
Franchisee-owned stores	7.0%	11.7%
Corporate-owned stores	4.9%	4.6%
System-wide stores	6.8%	10.9%

Number of stores in same store sales base:
Franchisee-owned stores	915	722
Corporate-owned stores	56	45
Total stores	971	775

Non-GAAP financial measures

We refer to EBITDA and Adjusted EBITDA as we use these measures to evaluate our operating performance and we believe these measures are useful to investors in evaluating our performance. EBITDA and Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as net income or any other performance measures derived in accordance with U.S. GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Net income	$16,345	$8,538
Interest expense, net	6,367	4,756
Provision for income taxes	3,291	272
Depreciation and amortization	7,703	8,201
EBITDA	33,706	21,767
Purchase accounting adjustments (1)	182	426
Management fees (2)	-	284
IT system upgrade costs (3)	-	3,633
IPO-related costs (4)	-	1,757
Severance expense(5)	380	-
Pre-opening costs (6)	-	604
Adjusted EBITDA	$34,268	$28,471

(1)

Represents the impact of certain purchase accounting adjustments associated with the acquisition of Pla-Fit Holdings on November 8, 2012, which primarily relate to fair value adjustments to deferred revenue and deferred rent.

(2)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(3)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(4)	Represents legal, accounting and other costs incurred in connection with the IPO.
(5)	Represents severance expense recorded in connection with an equity award modification.
(6)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

As a result of the recapitalization transactions that occurred prior to our IPO, the operating agreement of Pla-Fit Holdings was amended and restated to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings, LLC. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of pro forma adjusted net income and pro forma adjusted net income per diluted share gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as of January 1, 2015. In addition, pro forma adjusted net income assumes net income is all attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Pro forma adjusted net income per diluted share is calculated by dividing pro forma adjusted net income by the total shares of Class A common stock outstanding as though the IPO had occurred and those shares were outstanding for each period presented and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common shares as of the beginning of each period presented. Pro forma adjusted net income and pro forma adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe pro forma adjusted net income and pro forma adjusted net income per diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of pro forma adjusted net income to net income, the most directly comparable GAAP measure, and the computation of pro forma adjusted net income per diluted share are set forth below.

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$16,345	$8,538
Provision for income taxes, as reported	3,291	272
Purchase accounting adjustments(1)	182	426
Management fees(2)	-	284
IT system upgrade costs(3)	-	3,633
IPO-related costs(4)	-	1,757
Severance expense(5)	380	-
Pre-openings costs(6)	-	604
Purchase accounting amortization(7)	4,843	5,270
Adjusted income before income taxes	$25,041	$20,784
Pro forma income taxes(8)	9,866	8,189
Pro forma adjusted net income	$15,175	$12,595

Pro forma adjusted net income per share, diluted	$0.15	$0.13

Pro forma weighted-average shares outstanding(9)	98,707	98,710

(1)

Represents the impact of certain purchase accounting adjustments associated with the acquisition of Pla-Fit Holdings on November 8, 2012, which primarily relate to fair value adjustments to deferred revenue and deferred rent.

(2)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(3)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(4)	Represents legal, accounting and other costs incurred in connection with the IPO.
(5)	Represents severance expense recorded in connection with an equity award modification.
(6)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(7)

Represents the impact of the amortization of certain purchase accounting adjustments associated with the acquisition of Pla-Fit Holdings on November 8, 2012 and the acquisition of eight franchisee-owned stores on March 31, 2014.

(8)	Represents corporate income taxes at an assumed effective tax rate of 39.4% for the three months ended March 31, 2016 and 2015 applied to adjusted income before income taxes.
(9)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. for all periods presented.

Results of operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenue:
Franchise revenue	25.8%	22.1%
Commission income	7.4%	6.2%
Franchise segment	33.2%	28.3%
Corporate-owned stores	30.8%	30.6%
Equipment	36.0%	41.1%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.4%	33.7%
Store operations	17.7%	18.6%
Selling, general and administrative	14.2%	18.4%
Depreciation and amortization	9.2%	10.7%
Other (gain) loss	(0.2%)	0.0%
Total operating costs and expenses	69.3%	81.4%
Income from operations	30.7%	18.6%
Other income (expense), net:
Interest expense, net	(7.6%)	(6.2%)
Other income (expense)	0.5%	(1.0%)
Total other expense, net	(7.1%)	(7.2%)
Income before income taxes	23.6%	11.4%
Provision for income taxes	3.9%	0.4%
Net income	19.7%	11.0%
Less net income attributable to non-controlling interests	15.6%	0.1%
Net income attributable to Planet Fitness, Inc.	4.1%	10.9%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Revenue:
Franchise revenue	$21,491	$16,967
Commission income	6,186	4,790
Franchise segment	27,677	21,757
Corporate-owned stores	25,697	23,546
Equipment	29,969	31,619
Total revenue	83,343	76,922
Operating costs and expenses:
Cost of revenue	23,639	25,946
Store operations	14,732	14,341
Selling, general and administrative	11,845	14,138
Depreciation and amortization	7,703	8,201
Other (gain) loss	(186)	(6)
Total operating costs and expenses	57,733	62,620
Income from operations	25,610	14,302
Other income (expense), net:
Interest expense, net	(6,367)	(4,756)
Other income (expense)	393	(736)
Total other expense, net	(5,974)	(5,492)
Income before income taxes	19,636	8,810
Provision for income taxes	3,291	272
Net income	16,345	8,538
Less net income attributable to non-controlling interests	12,977	113
Net income attributable to Planet Fitness, Inc.	$3,368	$8,425

Comparison of the three months ended March 31, 2016 and three months ended March 31, 2015

Revenue

Total revenues were $83.3 million in the three months ended March 31, 2016, compared to $76.9 million in the three months ended March 31, 2015, an increase of $6.4 million, or 8.3%.

Franchise segment revenue was $27.7 million in the three months ended March 31, 2016, compared to $21.8 million in the three months ended March 31, 2015, an increase of $5.9 million, or 27.2%.

Franchise revenue was $21.5 million in the three months ended March 31, 2016 compared to $17.0 million in the three months ended March 31, 2015, an increase of $4.5 million or 26.7%. Included in franchise revenue is royalty revenue of $14.0 million, franchise and other fees of $5.4 million, and placement revenue of $2.1 million for the three months ended March 31, 2016, compared to royalty revenue of $10.5 million, franchise and other fees of $4.5 million, and placement revenue of $2.0 million for the three months ended March 31, 2015. The $3.5 million increase in royalty revenue was primarily driven by $1.8 million attributable to royalties from new stores in 2016 as well as stores that opened in 2015 that were not included in the same store sales base, $1.2 million attributable to a same store sales increase of 7.0% in franchisee-owned stores, and $0.6 million attributable to higher royalties on annual fees.

Commission income, which is included in our franchise segment, was $6.2 million in the three months ended March 31, 2016 compared to $4.8 million in the three months ended March 31, 2015, an increase of $1.4 million or 29.1%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Revenue from our corporate-owned stores segment was $25.7 million in the three months ended March 31, 2016, compared to $23.5 million in the three months ended March 31, 2015, an increase of $2.2 million, or 9.1%. Incremental revenue for stores not included in the same store sales base led to an increase in revenue of $0.7 million in the three months ended March 31, 2016. Additionally, same store sales from corporate-owned stores increased 4.9% in the three months ended March 31, 2016, which contributed incremental revenues of $1.0 million.

Equipment segment revenue was $30.0 million in the three months ended March 31, 2016, compared to $31.6 million in the three months ended March 31, 2015, a decrease of $1.6 million, or 5.2%. This decrease was primarily driven by lower equipment sales to new franchisee-owned stores related to fewer new stores in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Cost of revenue

Cost of revenue was $23.6 million in the three months ended March 31, 2016 compared to $25.9 million in the three months ended March 31, 2015, a decrease of $2.3 million, or 8.9%. Cost of revenue, which primarily relates to our equipment segment, decreased due to lower equipment sales to new franchisee-owned stores, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Direct costs associated with our previous point-of-sale system were $0 in the three months ended March 31, 2016 compared to $0.9 million in the three months ended March 31, 2015. We expect these costs to be immaterial in future periods as we migrated to a new system in 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $14.7 million in the three months ended March 31, 2016 compared to $14.3 million in the three months ended March 31, 2015, an increase of $0.4 million, or 2.7%.

Selling, general and administrative

Selling, general and administrative expenses were $11.8 million in the three months ended March 31, 2016 compared to $14.1 million in the three months ended March 31, 2015, a decrease of $2.3 million, or 16.2%. Of the $2.3 million decrease, $1.7 million is due to incremental costs incurred in connection with preparing for the IPO in the three months ended March 31, 2015. In the three months ended March 31, 2015, we incurred $3.6 million of costs related to information technology which was primarily attributable to the rollout of a new point-of-sale system. Partially offsetting the decrease, we incurred additional expenses during the three months ended March 31, 2016 to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, pre-opening support and store operational excellence functions as well as incremental ongoing public company expenses. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $7.7 million in the three months ended March 31, 2016 compared to $8.2 million in the three months ended March 31, 2015, a decrease of $0.5 million, or 6.1%.

Other gain

Other gain was $0.2 million in the three months ended March 31, 2016 compared to $0 in the three months ended March 31, 2015.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $6.4 million in the three months ended March 31, 2016 compared to $4.8 million in the three months ended March 31, 2015, an increase of $1.6 million, or 33.9%. The increase in interest expense is a result of the additional $120.0 million in borrowings which occurred on March 31, 2015.

Other income (expense)

Other income (expense) was a gain of $0.4 million in the three months ended March 31, 2016 compared to expense of $0.7 million in the three months ended March 31, 2015, an increase of $1.1 million. Other income (expense) primarily consists of realized gains (losses) on derivative activities, the effects of foreign currency gains and losses, and in 2015 management fees we paid to TSG related to the TSG management agreement which terminated in connection with the IPO.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, the Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.4%, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the 37.1% portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by the Company following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.5% applied to non-controlling interests, representing the remaining 62.9% of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $23.8 million in the three months ended March 31, 2016 compared to $13.6 million in the three months ended March 31, 2015, an increase of $10.2 million, or 75.4%. This increase was primarily the result of growth in our franchise segment revenue of $1.8 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $1.2 million attributable to a same store sales increase of 7.0% in franchisee-owned stores, $0.6 million attributable to higher royalties on annual fees, $1.4 million of higher vendor commissions, $0.9 million of higher franchise and other fees, as well as lower expenses of $0.9 million associated with our previous point-of-sale system. Additionally we had $3.6 million lower IT system upgrade costs in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Depreciation and amortization was $2.1 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $10.2 million in the three months ended March 31, 2016 compared to $7.8 million in the three months ended March 31, 2015, an increase of $2.4 million, or 30.3%. This increase was the result of higher revenue related to stores not included in the same store sales base as well as an increase in revenue related to our same store sales increase of 4.9% in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Depreciation and amortization was $3.9 million for the three months ended March 31, 2016, compared to $4.3 million for the three months ended March 31, 2015.

Equipment

Segment EBITDA for the equipment segment was $6.3 million in the three months ended March 31, 2016 compared to $6.7 million in the three months ended March 31, 2015, a decrease of $0.4 million, or 6.6%, primarily driven by lower equipment sales to new franchisee-owned stores related to fewer new stores in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Depreciation and amortization was $1.6 million for both periods.

Liquidity and capital resources

As of March 31, 2016, we had $38.3 million of cash and cash equivalents. In addition, as of March 31, 2016, we had borrowing capacity of $40.0 million under our revolving credit facility.

We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with the available cash balance, the cash generated from our operations, and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk factors” in the Annual Report. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the three months ended March 31, 2016 and 2015:

	March 31,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$15,262	$12,039
Investing activities	(845)	(5,320)
Financing activities	(7,698)	(22,501)
Effect of foreign exchange rates on cash	119	23
Net (decrease) increase in cash	$6,838	$(15,759)

Operating activities

For the three months ended March 31, 2016, net cash provided by operating activities was $15.3 million compared to $12.0 million in the three months ended March 31, 2015, an increase of $3.2 million, and was primarily due to higher net income partially offset by higher cash used for working capital in the three months ended March 31, 2016. The higher cash used for working capital was driven by changes in notes receivable and due from related parties, inventory, other assets and other current assets, income taxes, and payables to related parties pursuant to tax benefit arrangements.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the three months ended March 31, 2016 and 2015:

	March 31,
(in thousands)	2016	2015
New corporate-owned stores and corporate-owned stores not yet opened	$-	$4,147
Existing corporate-owned stores	487	1,038
Information systems	125	98
Corporate and all other	253	43
Total capital expenditures	$865	$5,326

For the three months ended March 31, 2016, net cash used in investing activities was $0.8 million compared to $5.3 million in the three months ended March 31, 2015, a decrease of $4.5 million, and was primarily related to the opening of two corporate owned stores in the three months ended March 31, 2015 compared to none in the three months ended March 31, 2016.

Financing activities

For the three months ended March 31, 2016, net cash used in financing activities was $7.7 million compared to $22.5 million in the three months ended March 31, 2015, a decrease of $14.8 million. Proceeds from the issuance of debt was $0 in the three months ended March 31, 2016 compared to proceeds of $120.0 million in the three months ended March 31, 2015. Additionally, member distributions were $6.4 million in the three months ended March 31, 2016 compared to $139.7 million in the three months ended March 31, 2015.

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

The senior secured credit facility also provides for borrowings of up to $40.0 million under the revolving credit facility, of which up to $5.0 million is available for letter of credit advances. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least semi-annually. We also pay a 0.40% commitment fee per annum on the unused portion of the revolver. The revolving credit facility expires on March 31, 2019.

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At March 31, 2016, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 6.5 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.0 to 1.0 by June 30, 2019.

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

As of March 31, 2016, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.4 to 1.0 which was calculated for the 12 months ended March 31, 2016 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million plus $20.0 million from cash on hand was used to fund a $140.0 million dividend to members of Pla-Fit Holdings. The incremental term loan borrowings bear a variable rate of interest of the greater of LIBOR or 1.00% plus the applicable margin of 3.50%. All other terms and conditions remain unchanged under the senior secured credit facility.

Off-balance sheet arrangements

As of March 31, 2016, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $1.7 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at March 31, 2016 was not material, and no accrual has been recorded for our potential obligation under these arrangements.

Critical accounting policies and use of estimates

There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

JOBS Act

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups (“JOBS”) Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 1.00%. As of March 31, 2016, we had outstanding borrowings of $491.0 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $4.9 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 6 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2016, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

In the first half of 2015, management identified a material weakness in our internal control over financial reporting relating to our controls over the authorization of IT hardware purchases and the processing of related invoices. The internal controls in place during this time were not adequate to detect fraudulent purchases being made.

Since identifying this material weakness, we have implemented processes and controls designed to remediate this material weakness by revising existing, and implementing new, procedures and systems regarding (i) authorizing purchases, (ii) receiving invoices, (iii) receiving IT hardware products and (iv) processing invoices. As a result of the successful implementation of the remediation actions noted, as well as subsequent successful testing of the design and operation of the enhanced control procedures, management has concluded that its material weakness as disclosed in the Company’s 2015 Annual Report on Form 10-K has been remediated as of March 31, 2016.

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

ITEM 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in the Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Planet Fitness, Inc.
(Registrant)

Date: May 11, 2016	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)