Form 10-Q
period 2016-06-30
Planet Fitness, Inc.
filed 2016-08-12
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016 there were 44,489,145 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 54,079,804 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$55,664	$31,430
Accounts receivable, net of allowance for bad debts of $643 and $629 at June 30, 2016 and December 31, 2015, respectively	11,575	19,079
Due from related parties	973	4,940
Inventory	893	4,557
Restricted assets – national advertising fund	1,656	1,962
Other current assets	17,626	10,977
Total current assets	88,387	72,945
Property and equipment, net of accumulated depreciation of $26,285 as of June 30, 2016 and $23,525 as of December 31, 2015	54,931	56,139
Intangible assets, net	263,739	273,619
Goodwill	176,981	176,981
Deferred income taxes	194,240	117,358
Other assets, net	1,133	2,135
Total assets	$779,411	$699,177
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$5,100	$5,100
Accounts payable	11,992	23,950
Accrued expenses	9,100	13,667
Due to related parties	3,966	—
Equipment deposits	4,519	5,587
Deferred revenue, current	20,619	14,717
Payable to related parties pursuant to tax benefit arrangements, current	7,389	3,019
Other current liabilities	313	212
Total current liabilities	62,998	66,252
Long-term debt, net of current maturities	477,969	479,779
Deferred rent, net of current portion	4,799	4,554
Deferred revenue, net of current portion	8,456	12,016
Deferred tax liabilities	1,167	—
Payable to related parties pursuant to tax benefit arrangements, net of current portion	204,947	137,172
Other liabilities	484	484
Total noncurrent liabilities	697,822	634,005
Commitments and contingencies (note 11)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 44,489 shares issued and outstanding as of June 30, 2016 and 36,598 shares issued and outstanding as of December 31, 2015	4	4
Class B common stock, $.0001 par value - 100,000 shares authorized, 54,080 shares issued and outstanding as of June 30, 2016, and 62,112 shares issued and outstanding as of December 31, 2015	6	6
Accumulated other comprehensive loss	(1,067)	(1,710)
Additional paid in capital	7,981	352
Accumulated deficit	(7,673)	(14,032)
Total stockholders' deficit attributable to Planet Fitness Inc.	(749)	(15,380)
Non-controlling interests	19,340	14,300
Total stockholders' equity (deficit)	18,591	(1,080)
Total liabilities and stockholders' equity (deficit)	$779,411	$699,177

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenue:
Franchise	$25,506	$18,691	$46,997	$35,658
Commission income	3,973	3,188	10,159	7,978
Corporate-owned stores	26,383	24,975	52,080	48,521
Equipment	35,610	32,099	65,579	63,718
Total revenue	91,472	78,953	174,815	155,875
Operating costs and expenses:
Cost of revenue	27,801	25,300	51,440	51,246
Store operations	15,760	14,708	30,492	29,049
Selling, general and administrative	12,381	12,354	24,226	26,492
Depreciation and amortization	7,678	7,983	15,382	16,184
Other loss (gain)	21	(61)	(165)	(67)
Total operating costs and expenses	63,641	60,284	121,375	122,904
Income from operations	27,831	18,669	53,440	32,971
Other expense, net:
Interest expense, net	(6,161)	(6,560)	(12,528)	(11,316)
Other income (expense)	(160)	(76)	234	(812)
Total other expense, net	(6,321)	(6,636)	(12,294)	(12,128)
Income before income taxes	21,510	12,033	41,146	20,843
Provision for income taxes	3,419	419	6,709	691
Net income	18,091	11,614	34,437	20,152
Less net income attributable to non-controlling interests	13,959	113	26,936	226
Net income attributable to Planet Fitness, Inc.	$4,132	$11,501	$7,501	$19,926

Net income per share of Class A common stock(1):
Basic	$0.11		$0.20
Diluted	$0.11		$0.20
Weighted-average shares of Class A common stock outstanding(1):
Basic	36,771		36,685
Diluted	36,773		36,686

(1)	Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the recapitalization transactions and IPO (see Note 9).

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income

(Unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income including non-controlling interests	$18,091	$11,614	$34,437	$20,152
Other comprehensive income (loss), net:
Unrealized loss on interest rate caps, net of tax	(79)	(161)	(662)	(940)
Foreign currency translation adjustments	(3)	(54)	(96)	47
Total other comprehensive loss, net	(82)	(215)	(758)	(893)
Total comprehensive income including non-controlling interests	18,009	11,399	33,679	19,259
Less: total comprehensive income attributable to non-controlling interests	13,899	113	26,392	226
Total comprehensive income attributable to Planet Fitness, Inc.	$4,110	$11,286	$7,287	$19,033

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$34,437	$20,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,382	16,184
Amortization of deferred financing costs	741	686
Amortization of favorable leases and asset retirement obligations	198	235
Amortization of interest rate caps	221	—
Deferred tax expense	6,703	21
Provision for bad debts	13	546
Gain on disposal of property and equipment	(165)	(67)
Equity-based compensation	960	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	7,785	7,352
Due to and due from related parties	7,531	1,958
Inventory	3,664	2,245
Other assets and other current assets	(3,074)	(587)
Accounts payable and accrued expenses	(13,931)	(13,164)
Other liabilities and other current liabilities	4	42
Income taxes	(5,822)	431
Payable to related parties pursuant to tax benefit arrangements	(6,007)	—
Equipment deposits	(1,068)	(3,870)
Deferred revenue	2,232	3,230
Deferred rent	282	1,242
Net cash provided by operating activities	50,086	36,636
Cash flows from investing activities:
Additions to property and equipment	(4,487)	(8,538)
Proceeds from sale of property and equipment	142	67
Net cash used in investing activities	(4,345)	(8,471)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	120,000
Principal payments on capital lease obligations	(25)	(258)
Repayment of long-term debt	(2,550)	(2,250)
Payment of deferred financing and other debt-related costs	—	(1,698)
Repurchase and retirement of Class B common stock	(1,583)	—
Distributions to Continuing LLC Members	(17,472)	(155,088)
Net cash used in financing activities	(21,630)	(39,294)
Effects of exchange rate changes on cash and cash equivalents	123	(14)
Net increase (decrease) in cash and cash equivalents	24,234	(11,143)
Cash and cash equivalents, beginning of period	31,430	43,291
Cash and cash equivalents, end of period	$55,664	$32,148

Supplemental cash flow information:
Net cash paid for income taxes	$5,971	$288
Cash paid for interest	$11,479	$10,826
Non-cash investing activities:
Non-cash additions to property and equipment	$226	$—

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statement of changes in equity (deficit)

(Unaudited)

(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	36,598	$4	62,112	$6	$(1,710)	$352	$(14,032)	$14,300	$(1,080)
Net income	—	—	—	—	—	—	7,501	26,936	34,437
Equity-based compensation expense	—	—	—	—	—	960	—	—	960
Repurchase and retirement of Class B common stock	—	—	(141)	—	—	(441)	(1,142)	—	(1,583)
Exchange of Class B common stock	7,891	—	(7,891)	—	857	3,023	—	(3,880)	—
Tax benefit arrangement liability and deferred taxes arising from the secondary offering	—	—	—	—	—	4,087	—	—	4,087
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(17,472)	(17,472)
Other comprehensive loss	—	—	—	—	(214)	—	—	(544)	(758)
Balance at June 30, 2016	44,489	$4	54,080	$6	$(1,067)	$7,981	$(7,673)	$19,340	$18,591

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 8.6 million members and 1,206 owned and franchised locations (referred to as stores) in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of June 30, 2016.

The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name.
•	Owning and operating fitness centers under the Planet Fitness trade name.
•	Selling fitness-related equipment to franchisee-owned stores.

The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”) which was completed on August 11, 2015 and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions that occurred prior to the IPO, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.

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

In June 2016, the Company completed a secondary offering of 11,500,000 shares of its Class A common stock at a price of $16.50 per share. All of the shares sold in the offering were offered by existing holders of Holdings Units (“Continuing LLC Owners”) and certain holders of Class A common stock (“Direct TSG Investors”), together referred to as the “Selling Stockholders.” The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 3,608,840 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 7,891,160 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the offering. Simultaneously, and in connection with the exchange, 7,891,160 shares of Class B common stock were surrendered by the Continuing LLC Owners and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 7,891,160 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Immediately preceding the secondary offering, Planet Fitness, Inc. held 100% of the voting interest and 37.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 62.9% economic interest in Pla-Fit Holdings. Immediately following the completion of the secondary offering and as of June 30, 2016, Planet Fitness, Inc. held 100% of the voting interest and 45.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 54.9% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, Planet Fitness Inc.’s economic interest in Pla-Fit Holdings will increase.

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the SEC on March 4, 2016. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$134	$—	$134	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,147	$—	$1,147	$—

(d) Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public companies. In March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. This guidance is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
PF Melville	$3,897	$—	$3,728	$—
MMR	3,055	—	2,953	—
Total	$6,952	$—	$6,681	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,600 and $1,871 as of June 30, 2016 and December 31, 2015, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) Goodwill and intangible assets

A summary of goodwill and intangible assets at June 30, 2016 and December 31, 2015 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
June 30, 2016	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(65,198)	$106,584
Noncompete agreements	5.0	14,500	(10,577)	3,923
Favorable leases	7.5	2,935	(1,451)	1,484
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(3,502)	5,448
		201,567	(84,128)	117,439
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(84,128)	$263,739
Goodwill		$176,981	$—	$176,981

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

Amortization expense related to the intangible assets totaled $4,940 and $5,389 for the three months ended June 30, 2016 and 2015, respectively and $9,880 and $10,777 for the six months ended June 30, 2016 and 2015, respectively. Included within these total amortization expense amounts are $97 and $119 related to amortization of favorable and unfavorable leases for the three months ended June 30, 2016 and 2015, respectively and $195 and $237 for the six months ended June 30, 2016 and 2015. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of June 30, 2016 is as follows:

Amount
Remainder of 2016	$9,876
2017	18,215
2018	14,583
2019	14,215
2020	12,517
Thereafter	48,033
Total	$117,439

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(5) Long-term debt

Long-term debt as of June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015

Term loan B requires quarterly installments

   plus interest through the term of the loan, maturing

   March 31, 2021. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.50% at June 30, 2016 and 4.75% at December 31, 2015)	$489,725	$492,275

Revolving credit line, requires interest only

   payments through the term of the loan, maturing

   March 31, 2019. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.25% at June 30, 2016 and December 31, 2015)	—	—
Total debt, excluding deferred financing costs	$489,725	492,275
Deferred financing costs, net of accumulated amortization	(6,656)	(7,396)
Total debt	483,069	484,879
Current portion of long-term debt and line of credit	5,100	5,100
Long-term debt, net of current portion	$477,969	$479,779

Future annual principal payments of long-term debt as of June 30, 2016 are as follows:

Amount
Remainder of 2016	$2,550
2017	5,100
2018	5,100
2019	5,100
2020	5,100
Thereafter	466,775
Total	$489,725

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

In September 2014 and September 2015, the Company entered into a series of interest rate caps. As of June 30, 2016, the Company had interest rate cap agreements with notional amounts of $219,000 outstanding that were entered into in order to hedge LIBOR greater than 1.5%.

The interest rate cap balances of $134 and $1,147 were recorded within other assets in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $662, net of tax of $128, within other comprehensive loss during the six months ended June 30, 2016.

As of June 30, 2016, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(7) Related party transactions

Amounts due from related parties consist of:

	June 30, 2016	December 31, 2015
Accounts receivable – related entities	$52	$39
Accounts receivable – stockholders/members	921	4,901
Due from related parties	$973	$4,940

Accounts payable – related entities	3,966	—
Due to related parties	$3,966	$—

Amounts due from stockholders/members as of June 30, 2016 and December 31, 2015 relate to reimbursements for certain taxes owed or paid by the Company.

Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Franchise revenue	$412	$305	$833	$567
Equipment revenue	174	47	767	102
Total revenue from related parties	$586	$352	$1,600	$669

The Company paid management fees to TSG Consumer Partners, LLC (“TSG”) totaling $0 and $250 during the three months ended June 30, 2016 and 2015, respectively and $0 and $515 during the six months ended June 30, 2016 and 2015. In connection with the IPO, the management agreement with TSG was terminated.

(8) Stockholder’s equity

The recapitalization transactions

We refer to the Merger, Reclassification and entry into the Exchange agreement, each as described below, as the “recapitalization transactions.” The Merger was effected pursuant to a merger agreement by and among the Company and Planet Fitness Holdings, L.P. (a predecessor entity to the Company that held indirect interests in Pla-Fit Holdings, LLC) and the recapitalization transactions were effected pursuant to a recapitalization agreement by and among the Company, Pla-Fit Holdings, Continuing LLC Owners, and Direct TSG Investors.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Merger

Prior to the Merger, the Direct TSG Investors held interests in Planet Fitness Holdings, L.P., which was formed in October 2014 and had no material assets, liabilities or operations, other than as a holding company owning indirect interests in Pla-Fit Holdings. The Direct TSG Investors consist of investment funds affiliated with TSG. Pursuant to a merger agreement dated June 22, 2015, Planet Fitness Holdings, L.P. merged with and into the Company, and the interests in Planet Fitness Holdings, L.P. held by the Direct TSG Investors were converted into 26,106,930 shares of Class A common stock of the Company. We refer to this as the “Merger.” All shares of Class A common stock have both voting and economic rights in Planet Fitness, Inc.

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

IPO transactions

In connection with the completion of the IPO on August 11, 2015, in order to facilitate the disposition of equity interests in Pla-Fit Holdings held by Continuing LLC Owners affiliated with TSG, the Company used the net proceeds received to purchase issued and outstanding Holdings Units from these Continuing LLC Owners that they received in the Reclassification. In connection with the IPO, the Company purchased 10,491,055 issued and outstanding Holdings Units from these Continuing LLC Owners for an aggregate of $156,946. This is in addition to the 26,106,930 Holdings Units that the Company acquired in the Reclassification on a one-for-one basis in relation to the number of shares of Class A common stock issued to the Direct TSG Investors in the Merger. Accordingly, following the IPO, the Company held 36,597,985 Holdings Units, which was equal to the number of shares of Class A common stock that were issued to the Direct TSG Investors and investors in the IPO. The Direct TSG Investors, who did not receive Holdings Units in the Reclassification but received shares of Class A common stock in the Merger, sold 5,033,945 shares of Class A common stock in the IPO.

Secondary offering

As described in Note 1, on June 28, 2016 we completed a secondary offering of 11,500,000 shares of our Class A common stock at a price of $16.50 per share. All of the shares sold in the offering were offered by the Selling Stockholders. We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 3,608,840 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 7,891,160 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the offering. Simultaneously, and in connection with the exchange, 7,891,160 shares of Class B common stock were surrendered by the Continuing LLC Owners and canceled. Additionally, in connection with the exchange, we received 7,891,160 Holdings Units, increasing our total ownership interest in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.

As a result of the recapitalization transactions, the offering transactions, the IPO and completion of our secondary offering:

•

the investors in the IPO and our secondary offering collectively own 27,025,000 shares of our Class A common, representing 27.4% of the voting power in the Company and, through the Company, 27.4% of the economic interest in Pla-Fit Holdings;

•

the Direct TSG Investors own 17,464,145 shares of our Class A common stock, representing 17.7% of the voting power in the Company and, through the Company, 17.7% of the economic interest in Pla-Fit Holdings; and

•

the Continuing LLC Owners collectively hold 54,079,804 Holdings Units, representing 54.9% of the economic interest in Pla-Fit Holdings and 54,079,804 shares of our Class B common stock, representing 54.9% of the voting power in the Company.

(9) Earnings per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to August 6, 2015, therefore no earnings per share information has been presented for the three or six months ended June 30, 2015.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Numerator
Net income	$18,091	$34,437
Less: net income attributable to non-controlling interests	13,959	26,936
Net income attributable to Planet Fitness, Inc.	$4,132	$7,501

Denominator
Weighted-average shares of Class A common stock outstanding - basic	36,771,417	36,684,701
Effect of dilutive securities:
Class B common stock	-	-
Stock options	-	-
Restricted stock units	1,695	1,486
Weighted-average shares of Class A common stock outstanding - diluted	36,773,112	36,686,187

Earnings per share of Class A common stock - basic	$0.11	$0.20
Earnings per share of Class A common stock - diluted	$0.11	$0.20

Class B common stock was evaluated under the if-converted method for potential dilutive effects and was determined to be anti-dilutive. Weighted average stock options outstanding of 218,941 and 172,975 for the three and six months ending June 30, 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

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

The Company incurs U.S. federal and state income taxes on its pro rata share of income flowed through from Pla-Fit Holdings. The effective tax rate on such income was approximately 39.5%. The provision for income taxes also reflects an effective state tax rate of 2.1% applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Net deferred tax assets of $194,240 and $117,358 as of June 30, 2016 and December 31, 2015, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of Planet Fitness, Inc.’s investment in Pla-Fit Holdings as a result of the recapitalization transactions, IPO, and secondary offering. The Company has net operating loss carryforwards related to its Canada operations of approximately $1,573, which begin to expire in 2034. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The net deferred tax liabilities of $1,167 as of June 30, 2016 and $0 as of December 31, 2015 relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of certain assets of Pla-Fit Holdings.

As of June 30, 2016, the total liability related to uncertain tax positions is $300. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the six months ended June 30, 2016 were not material.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO, secondary offering and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

those agreements, the Company generally is required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales or exchanges of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 8), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law, the Company no longer expects to incur any such liability under the New Hampshire business profits tax.

In June 2016, in connection with the secondary offering, 7,891,160 Holdings Units were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchange, we recorded a decrease to our net deferred tax assets of $7,638 during the three months ended June 30, 2016. As a result of the exchange, we also recognized a deferred tax asset in the amount of $89,876 and a corresponding tax benefit arrangement liability of $78,152, representing 85% of the tax benefits due to the Continuing LLC Owners.

As of June 30, 2016, the Company has a liability of $212,336 related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2016	$921
2017	9,240
2018	10,646
2019	10,749
2020	11,030
Thereafter	169,750
Total	$212,336

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

The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Franchise segment revenue - U.S.	$29,143	$21,879	$56,373	$43,636
Franchise segment revenue - International	336	—	783	—
Franchise segment total	29,479	21,879	57,156	43,636
Corporate-owned stores - U.S.	25,306	24,270	50,004	47,513
Corporate-owned stores - International	1,077	705	2,076	1,008
Corporate-owned stores total	26,383	24,975	52,080	48,521
Equipment segment - U.S.	35,610	32,099	65,579	63,718
Equipment segment total	35,610	32,099	65,579	63,718
Total revenue	$91,472	$78,953	$174,815	$155,875

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $2,653 and $2,298 for the three months ended June 30, 2016 and 2015, respectively and $4,728 and $4,272 for the six months ended June 30, 2016 and 2015, respectively.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Segment EBITDA
Franchise	$24,682	$17,704	$48,494	$31,282
Corporate-owned stores	9,547	9,288	19,709	17,086
Equipment	7,859	7,242	14,177	14,005
Corporate and other	(6,739)	(7,658)	(13,324)	(14,030)
Total Segment EBITDA	$35,349	$26,576	$69,056	$48,343

The following table reconciles total Segment EBITDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total Segment EBITDA	$35,349	$26,576	$69,056	$48,343
Less:
Depreciation and amortization	7,678	7,983	15,382	16,184
Other (expense) income	(160)	(76)	234	(812)
Income from operations	27,831	18,669	53,440	32,971
Interest expense, net	(6,161)	(6,560)	(12,528)	(11,316)
Other (expense) income	(160)	(76)	234	(812)
Income before income taxes	$21,510	$12,033	$41,146	$20,843

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	June 30, 2016	December 31, 2015
Franchise	$213,274	$206,997
Corporate-owned stores	155,975	151,620
Equipment	198,740	208,168
Unallocated	211,422	132,392
Total consolidated assets	$779,411	$699,177

The table above includes $3,111 and $3,149 of long-lived assets located in the Company’s corporate-owned stores in Canada as of June 30, 2016 and December 31, 2015, respectively. All other assets are located in the U.S.

The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2016	December 31, 2015
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

(13) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,113	919	1,066	863
New stores opened	36	37	84	96
Stores debranded or consolidated(1)	(1)	-	(2)	(3)
Stores operated at end of period	1,148	956	1,148	956

Corporate-owned stores:
Stores operated at beginning of period	58	57	58	55
New stores opened	-	1	-	3
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,171	976	1,124	918
New stores opened	36	38	84	99
Stores debranded or consolidated(1)	(1)	-	(2)	(3)
Stores operated at end of period	1,206	1,014	1,206	1,014

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

As of June 30, 2016, we had more than 8.6 million members and 1,206 stores in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,206 stores, 1,148 are franchised and 58 are corporate-owned. As of June 30, 2016, we had commitments to open more than 1,000 additional new stores under existing ADAs.

Our segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our U.S. franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2016 and 2015. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(in thousands)
Revenue
Franchise segment	$29,479	$21,879	$57,156	$43,636
Corporate-owned stores segment	26,383	24,975	52,080	48,521
Equipment segment	35,610	32,099	65,579	63,718
Total revenue	$91,472	$78,953	$174,815	$155,875

Segment EBITDA
Franchise	$24,682	$17,704	$48,494	$31,282
Corporate-owned stores	9,547	9,288	19,709	17,086
Equipment	7,859	7,242	14,177	14,005
Corporate and other	(6,739)	(7,658)	(13,324)	(14,030)
Total Segment EBITDA(1)	$35,349	$26,576	$69,056	$48,343

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

 A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2016:
Income from operations	$22,599	$5,721	$6,308	$(6,797)	$27,831
Depreciation and amortization	2,135	3,851	1,551	141	7,678
Other expense	(52)	(25)	-	(83)	(160)
Segment EBITDA(1)	$24,682	$9,547	$7,859	$(6,739)	$35,349

Three months ended June 30, 2015:
Income from operations	$15,626	$4,768	$5,689	$(7,414)	$18,669
Depreciation and amortization	2,078	4,327	1,553	25	7,983
Other income (expense)	-	193	-	(269)	(76)
Segment EBITDA(1)	$17,704	$9,288	$7,242	$(7,658)	$26,576

Six months ended June 30, 2016:
Income from operations	$44,289	$11,598	$11,076	$(13,523)	$53,440
Depreciation and amortization	4,253	7,754	3,101	274	15,382
Other income (expense)	(48)	357	-	(75)	234
Segment EBITDA(1)	$48,494	$19,709	$14,177	$(13,324)	$69,056

Six months ended June 30, 2015:
Income from operations	$26,890	$8,697	$10,899	$(13,515)	$32,971
Depreciation and amortization	4,392	8,648	3,106	38	16,184
Other expense	-	(259)	-	(553)	(812)
Segment EBITDA(1)	$31,282	$17,086	$14,005	$(14,030)	$48,343

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

How we assess the performance of our business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,113	919	1,066	863
New stores opened	36	37	84	96
Stores debranded or consolidated(1)	(1)	-	(2)	(3)
Stores operated at end of period	1,148	956	1,148	956

Corporate-owned stores:
Stores operated at beginning of period	58	57	58	55
New stores opened	-	1	-	3
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,171	976	1,124	918
New stores opened	36	38	84	99
Stores debranded or consolidated(1)	(1)	-	(2)	(3)
Stores operated at end of period	1,206	1,014	1,206	1,014

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

The following table shows our same store sales for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Same store sales data

Same store sales growth:
Franchisee-owned stores	7.8%	7.8%	7.4%	9.6%
Corporate-owned stores	4.7%	0.9%	4.8%	2.5%
System-wide stores	7.6%	7.3%	7.2%	9.0%

Number of stores in same store sales base (end of period):
Franchisee-owned stores	951	757	951	757
Corporate-owned stores	58	53	58	53
Total stores	1,009	810	1,009	810

Non-GAAP financial measures

We refer to EBITDA and Adjusted EBITDA as we use these measures to evaluate our operating performance and we believe these measures provide useful information to investors in evaluating our performance. EBITDA and Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as net income or any other performance measures derived in accordance with U.S. GAAP. Also, in the future we may incur expenses or charges such as those used to calculate Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. We have also disclosed Segment EBITDA as an important financial metric utilized by the Company to evaluate performance and allocate resources to segments in accordance with ASC 280, Segment Reporting. As part of such disclosure in “Our Segments” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has provided a reconciliation from income from operations to Total Segment EBITDA, which is equal to the Non-GAAP financial metric EBITDA.

We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, management fees, certain IT system upgrade costs, acquisition transaction fees, public offering-related costs, IPO-related compensation expense, pre-opening costs and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. Four-wall EBITDA is an assessment of store-level profitability for stores included in the same-store-sales base, which adjusts for certain administrative and other items that we do not consider in our evaluation of individual store-level performance.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(in thousands)
Net income	$18,091	$11,614	$34,437	$20,152
Interest expense, net	6,161	6,560	12,528	11,316
Provision for income taxes	3,419	419	6,709	691
Depreciation and amortization	7,678	7,983	15,382	16,184
EBITDA	35,349	26,576	69,056	48,343
Purchase accounting adjustments-revenue(1)	8	79	8	270
Purchase accounting adjustments-rent(2)	280	209	462	444
Management fees (3)	-	269	-	553
IT system upgrade costs (4)	-	384	-	4,017
Public offering-related costs (5)	1,027	3,316	1,027	5,073
Severance costs(6)	43	-	423	-
Pre-opening costs (7)	-	189	-	793
Other(8)	72	-	72	-
Adjusted EBITDA	$36,779	$31,022	$71,048	$59,493

(1)

Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 acquisition of Pla-Fit Holdings on November 8, 2012 by TSG (the “2012 Acquisition”). At the time of the 2012 Acquisition, which consisted of the purchase of interests in Pla-Fit Holdings by investment funds affiliated with TSG Consumer Partners, LLC, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805–Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $183, $90, $268 and $206 in the three and six months ended June 30, 2016 and 2015, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $97, $119, $194 and $238 for the three and six months ended June 30, 2016 and 2015, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(4)	Represents costs associated with certain IT system upgrades, primarily related to our POS system.
(5)	Represents legal, accounting and other costs incurred in connection with public offerings of the Company’s Class A common stock.
(6)	Represents severance expense recorded in connection with an equity award modification.
(7)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(8)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2016, the expense related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

As a result of the recapitalization transactions that occurred prior to our IPO, the New LLC Agreement designated Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings, LLC. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted, gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as if they had occurred on January 1, 2015. In addition, Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$18,091	$11,614	$34,437	$20,152
Provision for income taxes, as reported	3,419	419	6,709	691
Purchase accounting adjustments-revenue(1)	8	79	8	270
Purchase accounting adjustments-rent(2)	280	209	462	444
Management fees(3)	-	269	-	553
IT system upgrade costs(4)	-	384	-	4,017
Public offering-related costs(5)	1,027	3,316	1,027	5,073
Severance costs(6)	43	-	423	-
Pre-openings costs(7)	-	189	-	793
Other(8)	72	-	72	-
Purchase accounting amortization(9)	4,843	5,270	9,686	10,540
Adjusted income before income taxes	$27,783	$21,749	$52,824	$42,533
Adjusted income taxes(10)	10,974	8,569	20,865	16,758
Adjusted net income	$16,809	$13,180	$31,959	$25,775

Adjusted net income per share, diluted	$0.17		$0.32

Adjusted weighted-average shares outstanding, diluted(11)	98,569		98,638

(1)

Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, which consisted of the purchase of interests in Pla-Fit Holdings by investment funds affiliated with TSG Consumer Partners, LLC, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805–Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $183, $90, $268 and $206 in the three and six months ended June 30, 2016 and 2015, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $97, $119, $194 and $238 for the three and six months ended June 30, 2016 and 2015, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(4)	Represents costs associated with certain IT system upgrades, primarily related to our POS system.
(5)	Represents legal, accounting and other costs incurred in connection with public offerings of the Company’s Class A common stock.
(6)	Represents severance expense recorded in connection with an equity award modification.
(7)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(8)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2016, the expense related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(9)

Includes $4,219, $4,484, $8,438 and $8,968 of amortization of intangible assets, other than favorable leases, for the three and six months ended June 30, 2016 and 2015, respectively, recorded in connection with the 2012 Acquisition, which consisted of the purchase of interests in Pla-Fit Holdings by investment funds affiliated with TSG Consumer Partners, LLC and $624, $786, $1,248 and $1,572 of amortization of intangible assets for the three and six months ended June 30, 2016 and 2015, respectively, created in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(10)

Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three and six months ended June 30, 2016, and 39.4% for the three and six months ended June 30, 2015, applied to adjusted income before income taxes.

(11)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016			Six months ended June 30, 2016
(in thousands)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness Inc.(1)	$4,132	36,773	$0.11	$7,501	36,686	$0.20
Assumed exchange of shares(2)	13,959	61,796		26,936	61,952
Net Income	18,091			34,437
Adjustments to arrive at adjusted income before income taxes(3)	9,692			18,387
Adjusted income before income taxes	27,783			52,824
Adjusted income taxes(4)	10,974			20,865
Adjusted Net Income	$16,809	98,569	$0.17	$31,959	98,638	$0.32
(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% applied to adjusted income before income taxes.

Results of operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Franchise revenue	27.9%	23.7%	26.9%	22.9%
Commission income	4.3%	4.0%	5.8%	5.1%
Franchise segment	32.2%	27.7%	32.7%	28.0%
Corporate-owned stores	28.9%	31.6%	29.8%	31.1%
Equipment	38.9%	40.7%	37.5%	40.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	30.4%	32.0%	29.4%	32.9%
Store operations	17.2%	18.6%	17.4%	18.6%
Selling, general and administrative	13.5%	15.6%	13.9%	17.0%
Depreciation and amortization	8.4%	10.1%	8.8%	10.4%
Other (gain) loss	0.0%	(0.1%)	(0.1%)	0.0%
Total operating costs and expenses	69.5%	76.2%	69.4%	78.9%
Income from operations	30.5%	23.8%	30.6%	21.1%
Other income (expense), net:
Interest expense, net	(6.7%)	(8.3%)	(7.2%)	(7.3%)
Other income (expense)	(0.2%)	(0.1%)	0.1%	(0.5%)
Total other expense, net	(6.9%)	(8.4%)	(7.1%)	(7.8%)
Income before income taxes	23.6%	15.4%	23.5%	13.3%
Provision for income taxes	3.7%	0.5%	3.8%	0.4%
Net income	19.9%	14.9%	19.7%	12.9%
Less net income attributable to non-controlling interests	15.3%	0.1%	15.4%	0.1%
Net income attributable to Planet Fitness, Inc.	4.6%	14.8%	4.3%	12.8%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(in thousands)
Revenue:
Franchise revenue	$25,506	$18,691	$46,997	$35,658
Commission income	3,973	3,188	10,159	7,978
Franchise segment	29,479	21,879	57,156	43,636
Corporate-owned stores	26,383	24,975	52,080	48,521
Equipment	35,610	32,099	65,579	63,718
Total revenue	91,472	78,953	174,815	155,875
Operating costs and expenses:
Cost of revenue	27,801	25,300	51,440	51,246
Store operations	15,760	14,708	30,492	29,049
Selling, general and administrative	12,381	12,354	24,226	26,492
Depreciation and amortization	7,678	7,983	15,382	16,184
Other (gain) loss	21	(61)	(165)	(67)
Total operating costs and expenses	63,641	60,284	121,375	122,904
Income from operations	27,831	18,669	53,440	32,971
Other income (expense), net:
Interest expense, net	(6,161)	(6,560)	(12,528)	(11,316)
Other income (expense)	(160)	(76)	234	(812)
Total other expense, net	(6,321)	(6,636)	(12,294)	(12,128)
Income before income taxes	21,510	12,033	41,146	20,843
Provision for income taxes	3,419	419	6,709	691
Net income	18,091	11,614	34,437	20,152
Less net income attributable to non-controlling interests	13,959	113	26,936	226
Net income attributable to Planet Fitness, Inc.	$4,132	$11,501	$7,501	$19,926

Comparison of the three months ended June 30, 2016 and three months ended June 30, 2015

Revenue

Total revenues were $91.5 million in the three months ended June 30, 2016, compared to $79.0 million in the three months ended June 30, 2015, an increase of $12.5 million, or 15.9%.

Franchise segment revenue was $29.5 million in the three months ended June 30, 2016, compared to $21.9 million in the three months ended June 30, 2015, an increase of $7.6 million, or 34.7%.

Franchise revenue was $25.5 million in the three months ended June 30, 2016 compared to $18.7 million in the three months ended June 30, 2015, an increase of $6.8 million or 36.5%. Included in franchise revenue is royalty revenue of $17.9 million, franchise and other fees of $4.9 million, and placement revenue of $2.7 million for the three months ended June 30, 2016, compared to royalty revenue of $12.7 million, franchise and other fees of $3.7 million, and placement revenue of $2.3 million for the three months ended June 30, 2015. The $5.2 million increase in royalty revenue was primarily driven by $2.1 million attributable to royalties from new stores in 2016 as well as stores that opened in 2015 that were not included in the same store sales base, $1.7 million attributable to a same store sales increase of 7.8% in franchisee-owned stores, and $1.4 million attributable to higher royalties on annual fees.

Commission income, which is included in our franchise segment, was $4.0 million in the three months ended June 30, 2016 compared to $3.2 million in the three months ended June 30, 2015, an increase of $0.8 million or 24.6%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Revenue from our corporate-owned stores segment was $26.4 million in the three months ended June 30, 2016, compared to $25.0 million in the three months ended June 30, 2015, an increase of $1.4 million, or 5.6%. Same store sales from corporate-owned stores increased 4.7% in the three months ended June 30, 2016, which contributed incremental revenues of $1.0 million. Additionally, incremental revenue for stores not included in the same store sales base led to an increase in revenue of $0.2 million in the three months ended June 30, 2016.

Equipment segment revenue was $35.6 million in the three months ended June 30, 2016, compared to $32.1 million in the three months ended June 30, 2015, an increase of $3.5 million, or 10.9%. The increase was primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, partially offset by a decrease in equipment sales to new franchisee-owned stores related to fewer new stores in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Cost of revenue

Cost of revenue was $27.8 million in the three months ended June 30, 2016 compared to $25.3 million in the three months ended June 30, 2015, an increase of $2.5 million, or 9.9%. Cost of revenue, which primarily relates to our equipment segment, increased due to higher replacement equipment sales to existing franchisee-owned stores, partially offset by a decrease in equipment sales to new franchisee-owned stores in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Direct costs associated with our previous point-of-sale system were $0 in the three months ended June 30, 2016 compared to $0.3 million in the three months ended June 30, 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $15.8 million in the three months ended June 30, 2016 compared to $14.7 million in the three months ended June 30, 2015, an increase of $1.1 million, or 7.2%.

Selling, general and administrative

Selling, general and administrative expenses were $12.4 million in both the three months ended June 30, 2016 and 2015. During the three months ended June 30, 2016, we incurred $2.3 million lower public offering-related costs than in the three months ended June 30, 2015. Additionally, in the three months ended June 30, 2015, we incurred $0.4 million of costs related to information technology which was primarily attributable to the rollout of a new POS system. Offsetting these decreases, we incurred additional expenses during the three months ended June 30, 2016 to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, pre-opening support and store operational excellence functions as well as incremental ongoing public company expenses. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $7.7 million in the three months ended June 30, 2016 compared to $8.0 million in the three months ended June 30, 2015, a decrease of $0.3 million, or 3.8%.

Other (gain) loss

Other (gain) loss was immaterial in both periods.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $6.2 million in the three months ended June 30, 2016 compared to $6.6 million in the three months ended June 30, 2015, a decrease of $0.4 million, or 6.1%.

Other income (expense)

Other income (expense) was an expense of $0.2 million in the three months ended June 30, 2016 and an expense of $0.1 million in the three months ended June 30, 2015. Other income (expense) primarily consists of realized gains (losses) on derivative activities and the effects of foreign currency gains and losses. In 2016 other expense included a loss of $0.1 million related to an adjustment to our tax benefit arrangement liability primarily due to changes in our effective tax rate and in 2015, management fees we paid to TSG related to the TSG management agreement which terminated in connection with the IPO.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, the Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5%, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the pro rata portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by the Company following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.1% applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $24.7 million in the three months ended June 30, 2016 compared to $17.7 million in the three months ended June 30, 2015, an increase of $7.0 million, or 39.4%. This increase was primarily the result of growth in our franchise segment revenue of $2.1 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $1.7 million attributable to a same store sales increase of 7.8% in franchisee-owned stores, $1.4 million attributable to higher royalties on annual fees, $1.2 million of higher franchise and other fees, $0.8 million of higher commission income, as well as lower expenses of $0.3 million associated with our previous POS system. Additionally we had $0.4 million lower IT system upgrade costs in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Depreciation and amortization was $2.1 million for both the three months ended June 30, 2016 and 2015.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $9.5 million in the three months ended June 30, 2016 compared to $9.3 million in the three months ended June 30, 2015, an increase of $0.2 million, or 2.8%. This increase was primarily the result of higher revenue related to stores not included in the same store sales base as well as an increase in revenue related to our same store sales increase of 4.7% in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Depreciation and amortization was $3.9 million for the three months ended June 30, 2016, compared to $4.3 million for the three months ended June 30, 2015.

Equipment

Segment EBITDA for the equipment segment was $7.9 million in the three months ended June 30, 2016 compared to $7.2 million in the three months ended June 30, 2015, an increase of $0.6 million, or 8.5%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, partially offset by a decrease in equipment sales to new franchisee-owned stores related to fewer new stores in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Depreciation and amortization was $1.6 million for both periods.

Comparison of the six months ended June 30, 2016 and the six months ended June 30, 2015

Revenue

Total revenues were $174.8 million in the six months ended June 30, 2016, compared to $155.9 million in the six months ended June 30, 2015, an increase of $18.9 million, or 12.2%.

Franchise segment revenue was $57.2 million in the six months ended June 30, 2016, compared to $43.6 million in the six months ended June 30, 2015, an increase of $13.5 million, or 31.0%.

Franchise revenue was $47.0 million in the six months ended June 30, 2016 compared to $35.7 million in the six months ended June 30, 2015, an increase of $11.3 million or 31.8%. Included in franchise revenue is royalty revenue of $32.0 million, franchise and other fees of $10.3 million, and placement revenue of $4.7 million for the six months ended June 30, 2016, compared to royalty revenue of $23.2 million, franchise and other fees of $8.2 million, and placement revenue of $4.3 million for the six months ended June 30, 2015. The $8.8 million increase in royalty revenue was primarily driven by $3.9 million attributable to royalties from new stores in 2016 as well as stores that opened in 2015 that were not included in the same store sales base, $2.9 million attributable to a same store sales increase of 7.4% in franchisee-owned stores, and $2.0 million attributable to higher royalties on annual fees.

Commission income, which is included in our franchise segment, was $10.2 million in the six months ended June 30, 2016 compared to $8.0 million in the six months ended June 30, 2015, an increase of $2.2 million or 27.3%. This increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Revenue from our corporate-owned stores segment was $52.1 million in the six months ended June 30, 2016, compared to $48.5 million in the six months ended June 30, 2015, an increase of $3.6 million, or 7.3%. Same store sales from corporate-owned stores increased 4.8% in the six months ended June 30, 2016, which contributed incremental revenues of $1.9 million. Additionally, incremental revenue for stores not included in the same store sales base led to an increase in revenue of $0.9 million in the six months ended June 30, 2016.

Equipment segment revenue was $65.6 million in the six months ended June 30, 2016, compared to $63.7 million in the six months ended June 30, 2015, an increase of $1.9 million, or 2.9%. This increase was primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 partially offset by a decrease in equipment sales to new franchisee-owned stores related to fewer new stores in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Cost of revenue

Cost of revenue was $51.4 million in the six months ended June 30, 2016 compared to $51.2 million in the six months ended June 30, 2015, an increase of $0.2 million, or 0.4%. Cost of revenue, which primarily relates to our equipment segment, increased due to higher replacement equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Direct costs associated with our previous POS system were $0 in the six months ended June 30, 2016 compared to $1.2 million in the six months ended June 30, 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $30.5 million in the six months ended June 30, 2016 compared to $29.0 million in the six months ended June 30, 2015, an increase of $1.4 million, or 5.0%. The increase of $1.4 million relates to the three new store openings during the six months ended June 30, 2015 in addition to slightly higher rent, marketing and employee compensation expenses in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses were $24.2 million in the six months ended June 30, 2016 compared to $26.5 million in the six months ended June 30, 2015, a decrease of $2.3 million, or 8.6%. Of the $2.3 million decrease, $4.0 million is due to higher public offering-related costs in the six months ended June 30, 2015, as compared to the six months ended June 30, 2016. We also incurred an additional $4.0 million in 2015 related to increased information technology spend which was primarily attributable to the rollout of a new POS system. The POS system rollout began in late 2014 and was completed in April 2015. Offsetting these decreases, we incurred additional expenses during the six months ended June 30, 2016 to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, preopening support and store operational excellence functions as well as incremental ongoing public company expenses. We anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $15.4 million in the six months ended June 30, 2016 compared to $16.2 million in the six months ended June 30, 2015, a decrease of $0.8 million, or 5.0%, primarily due to lower amortization expense in the six months ended June 30, 2015, as compared to the six months ended June 30, 2015.

Other (gain) loss

Other gain was $0.2 million for the six months ended June 30, 2016 compared to a gain of $0.1 million in the six months ended June 30, 2015, an increase of $0.1 million.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $12.5 million in the six months ended June 30, 2016 compared to $11.3 million in the six months ended June 30, 2015, an increase of $1.2 million, or 10.7%. The increase was due to additional interest expense associated with the $120.0 million of incremental borrowings on March 31, 2015.

Other income (expense)

Other income was $0.2 million in the six months ended June 30, 2016 compared to expense of $0.8 million in the six months ended June 30, 2015. Other income (expense) primarily consists of realized gains (losses) on derivative activities and the effects of foreign currency gains and losses. In 2016 other expense included a loss of $0.1 million related to an adjustment to our tax benefit arrangement liability primarily due to changes in our effective tax rate and in 2015, management fees we paid to TSG related to the TSG management agreement which terminated in connection with the IPO.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, the Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5%, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the pro rata portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by the Company following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.1% applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $48.5 million in the six months ended June 30, 2016 compared to $31.3 million in the six months ended June 30, 2015, an increase of $17.2 million, or 55.0%. This increase was primarily the result of growth in our franchise segment revenue of $3.9 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $2.9 million attributable to a same store sales increase of 7.4% in franchisee-owned stores, $2.0 million attributable to higher royalties on annual fees, $2.2 million of higher commission income, $2.1 million of higher franchise and other fees, as well as lower expenses of $1.2 million associated with our previous POS system. Additionally, we had $4.0 million lower IT system upgrade costs in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Depreciation and amortization was $4.3 million in the six months ended June 30, 2016, compared to $4.4 million for the six months ended June 30, 2015.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $19.7 million in the six months ended June 30, 2016 compared to $17.1 million in the six months ended June 30, 2015, an increase of $2.6 million, or 15.4%. This increase was the result of higher revenue related to stores not included in the same store sales base as well as an increase in revenue related to our same store sales increase of 4.8% in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Depreciation and amortization was $7.8 million for the six months ended June 30, 2016, compared to $8.6 million for the six months ended June 30, 2015. The decrease is primarily due to lower amortization expense in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Equipment

Segment EBITDA for the equipment segment was $14.2 million in the six months ended June 30, 2016 compared to $14.0 million in the six months ended June 30, 2015, an increase of $0.2 million, or 1.2%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, partially offset by a decrease in equipment sales to new franchisee-owned stores related to fewer new stores the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Depreciation and amortization was $3.1 million in both the six months ended June 30, 2016 and 2015.

Liquidity and capital resources

As of June 30, 2016, we had $55.7 million of cash and cash equivalents. In addition, as of June 30, 2016, we had borrowing capacity of $40.0 million under our revolving credit facility.

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

The following table presents summary cash flow information for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$50,086	$36,636
Investing activities	(4,345)	(8,471)
Financing activities	(21,630)	(39,294)
Effect of foreign exchange rates on cash	123	(14)
Net increase (decrease) in cash	$24,234	$(11,143)

Operating activities

For the six months ended June 30, 2016, net cash provided by operating activities was $50.1 million compared to $36.6 million in the six months ended June 30, 2015, an increase of $13.4 million. This increase was primarily due to higher net income partially offset by higher cash used for working capital in the six months ended June 30, 2016. The higher cash used for working capital was driven by changes in due to and due from related parties, inventory, other assets and other current assets, income taxes, payables to related parties pursuant to tax benefit arrangements, and equipment deposits.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(in thousands)	2016	2015
New corporate-owned stores and corporate-owned stores not yet opened	$-	$5,823
Existing corporate-owned stores	3,850	2,314
Information systems	360	276
Corporate and all other	277	125
Total capital expenditures	$4,487	$8,538

For the six months ended June 30, 2016, net cash used in investing activities was $4.3 million compared to $8.5 million in the six months ended June 30, 2015, a decrease of $4.1 million, and was primarily related to the opening of three corporate owned stores in the six months ended June 30, 2015 compared to none in the six months ended June 30, 2016.

Financing activities

For the six months ended June 30, 2016, net cash used in financing activities was $21.6 million compared to $39.3 million in the six months ended June 30, 2015, a decrease of $17.7 million. Proceeds from the issuance of debt was $0 in the six months ended June 30, 2016 compared to proceeds of $120.0 million in the six months ended June 30, 2015. Additionally, member distributions were $17.5 million in the six months ended June 30, 2016 compared to $155.1 million in the six months ended June 30, 2015.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At June 30, 2016, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 5.75 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.0 to 1.0 by June 30, 2019.

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

As of June 30, 2016, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.2 to 1.0 which was calculated for the 12 months ended June 30, 2016 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

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

Off-balance sheet arrangements

As of June 30, 2016, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $1.6 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2016 was not material, and no accrual has been recorded for our potential obligation under these arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 1.00%. As of June 30, 2016, we had outstanding borrowings of $489.7 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $4.9 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 6 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2016, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2016 we completed a secondary offering of 11,500,000 shares of our Class A common stock at a price of $16.50 per share. All of the shares sold in the offering were offered by the Selling Stockholders. We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 3,608,840 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 7,891,160 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the offering. Simultaneously, and in connection with the exchange, 7,891,160 shares of Class B common stock were surrendered by the Continuing LLC Owners and canceled. Additionally, in connection with the exchange, we received 7,891,160 Holdings Units, increasing our total ownership interest in Pla-Fit Holdings.

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

Planet Fitness, Inc.
(Registrant)

Date: August 12, 2016	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)