Form 10-Q
period 2016-09-30
Planet Fitness, Inc.
filed 2016-11-03
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016 there were 50,049,305 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 48,530,085 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$65,954	$31,430
Accounts receivable, net of allowance for bad debts of $673 and $629 at September 30, 2016 and December 31, 2015, respectively	14,435	19,079
Due from related parties	97	4,940
Inventory	759	4,557
Restricted assets – national advertising fund	2,455	1,962
Other current assets	19,420	10,977
Total current assets	103,120	72,945
Property and equipment, net of accumulated depreciation of $28,435 as of September 30, 2016 and $23,525 as of December 31, 2015	56,577	56,139
Intangible assets, net	258,799	273,619
Goodwill	176,981	176,981
Deferred income taxes	255,729	117,358
Other assets, net	1,132	2,135
Total assets	$852,338	$699,177
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$5,100	$5,100
Accounts payable	14,415	23,950
Accrued expenses	10,207	13,667
Due to related parties	3,966	—
Equipment deposits	3,978	5,587
Restricted liabilities - national advertising fund	2,455	—
Deferred revenue, current	17,084	14,717
Payable to related parties pursuant to tax benefit arrangements, current	8,916	3,019
Other current liabilities	222	212
Total current liabilities	66,343	66,252
Long-term debt, net of current maturities	477,067	479,779
Deferred rent, net of current portion	4,878	4,554
Deferred revenue, net of current portion	8,472	12,016
Deferred tax liabilities	1,275	—
Payable to related parties pursuant to tax benefit arrangements, net of current portion	265,156	137,172
Other liabilities	489	484
Total noncurrent liabilities	757,337	634,005
Commitments and contingencies (note 11)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 49,914 shares issued and outstanding as of September 30, 2016 and 36,598 shares issued and outstanding as of December 31, 2015	5	4
Class B common stock, $.0001 par value - 100,000 shares authorized, 48,665 shares issued and outstanding as of September 30, 2016, and 62,112 shares issued and outstanding as of December 31, 2015	5	6
Accumulated other comprehensive loss	(1,123)	(1,710)
Additional paid in capital	14,825	352
Retained earnings (accumulated deficit)	(4,248)	(14,032)
Total stockholders' equity (deficit) attributable to Planet Fitness Inc.	9,464	(15,380)
Non-controlling interests	19,194	14,300
Total stockholders' equity (deficit)	28,658	(1,080)
Total liabilities and stockholders' equity (deficit)	$852,338	$699,177

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Franchise	$23,046	$16,148	$70,042	$51,806
Commission income	4,179	3,646	14,338	11,624
Corporate-owned stores	26,675	25,153	78,756	73,674
Equipment	33,107	23,870	98,686	87,588
Total revenue	87,007	68,817	261,822	224,692
Operating costs and expenses:
Cost of revenue	25,925	18,858	77,365	70,104
Store operations	15,181	14,305	45,673	43,354
Selling, general and administrative	12,244	17,348	36,470	43,840
Depreciation and amortization	7,745	7,976	23,127	24,160
Other gain	(241)	(9)	(406)	(76)
Total operating costs and expenses	60,854	58,478	182,229	181,382
Income from operations	26,153	10,339	79,593	43,310
Other expense, net:
Interest expense, net	(6,291)	(6,556)	(18,819)	(17,872)
Other income (expense)	(204)	(1,815)	30	(2,627)
Total other expense, net	(6,495)	(8,371)	(18,789)	(20,499)
Income before income taxes	19,658	1,968	60,804	22,811
Provision for income taxes	4,795	1,230	11,504	1,921
Net income	14,863	738	49,300	20,890
Less net income attributable to non-controlling interests	11,438	4,631	38,374	4,857
Net income (loss) attributable to Planet Fitness, Inc.	$3,425	$(3,893)	$10,926	$16,033

Net income per share of Class A common stock(1):
Basic	$0.08	$0.05	$0.28	$0.05
Diluted	$0.08	$0.04	$0.28	$0.04
Weighted-average shares of Class A common stock outstanding(1):
Basic	44,669	35,661	39,394	35,661
Diluted	44,686	98,710	39,397	98,710

(1)

For the three and nine months ended September 30, 2015, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from August 6, 2015 through September 30, 2015, the period following the recapitalization transactions and IPO (see Note 9).

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income

(Unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income including non-controlling interests	$14,863	$738	$49,300	$20,890
Other comprehensive income (loss), net:
Unrealized gain (loss) on interest rate caps, net of tax	193	(557)	(469)	(1,497)
Foreign currency translation adjustments	11	198	(84)	245
Total other comprehensive income (loss), net	204	(359)	(553)	(1,252)
Total comprehensive income including non-controlling interests	15,067	379	48,747	19,638
Less: total comprehensive income attributable to non-controlling interests	11,572	4,423	37,964	4,649
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$3,495	$(4,044)	$10,783	$14,989

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$49,300	$20,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,127	24,160
Amortization of deferred financing costs	1,114	1,070
Amortization of favorable leases and asset retirement obligations	297	380
Amortization of interest rate caps	459	—
Deferred tax expense (benefit)	11,062	(141)
Provision for bad debts	44	547
Gain on disposal of property and equipment	(347)	(76)
Equity-based compensation	1,373	4,647
Changes in operating assets and liabilities:
Accounts receivable	4,898	8,830
Due to and due from related parties	8,494	4,532
Inventory	3,798	237
Other assets and other current assets	(1,635)	(563)
Accounts payable and accrued expenses	(10,172)	(11,745)
Other liabilities and other current liabilities	(30)	57
Income taxes	(7,543)	969
Payable to related parties pursuant to tax benefit arrangements	(6,007)	—
Equipment deposits	(1,609)	823
Deferred revenue	(1,264)	626
Deferred rent	379	1,330
Net cash provided by operating activities	75,738	56,573
Cash flows from investing activities:
Additions to property and equipment	(9,266)	(13,830)
Proceeds from sale of property and equipment	402	76
Net cash used in investing activities	(8,864)	(13,754)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	—	156,946
Use of proceeds from issuance of Class A common stock to purchase Holdings Units	—	(156,946)
Exercise of common stock options	79	—
Proceeds from issuance of long-term debt	—	120,000
Principal payments on capital lease obligations	(37)	(343)
Repayment of long-term debt	(3,825)	(3,525)
Payment of deferred financing and other debt-related costs	—	(1,698)
Premiums paid for interest rate caps	—	(880)
Repurchase and retirement of Class B common stock	(1,583)	—
Distributions to Continuing LLC Members	(27,071)	(171,101)
Net cash used in financing activities	(32,437)	(57,547)
Effects of exchange rate changes on cash and cash equivalents	87	(102)
Net increase (decrease) in cash and cash equivalents	34,524	(14,830)
Cash and cash equivalents, beginning of period	31,430	43,291
Cash and cash equivalents, end of period	$65,954	$28,461

Supplemental cash flow information:
Net cash paid for income taxes	$8,121	$1,105
Cash paid for interest	$17,187	$17,063
Non-cash investing activities:
Non-cash additions to property and equipment	$127	$709

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statement of changes in equity (deficit)

(Unaudited)

(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	36,598	$4	62,112	$6	$(1,710)	$352	$(14,032)	$14,300	$(1,080)
Net income	—	—	—	—	—	—	10,926	38,374	49,300
Equity-based compensation expense	—	—	—	—	—	1,373	—	—	1,373
Repurchase and retirement of Class B common stock	—	—	(141)	—	—	(441)	(1,142)	—	(1,583)
Exchanges of Class B common stock	13,306	1	(13,306)	(1)	730	5,269	—	(5,999)	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings	—	—	—	—	—	8,148	—	—	8,148
Exercise of stock options and vesting of restricted share units	10	—	—	—	—	124	—	—	124
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(27,071)	(27,071)
Other comprehensive loss	—	—	—	—	(143)	—	—	(410)	(553)
Balance at September 30, 2016	49,914	$5	48,665	$5	$(1,123)	$14,825	$(4,248)	$19,194	$28,658

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 8.7 million members and 1,242 owned and franchised locations (referred to as stores) in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of September 30, 2016.

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

In June 2016, the Company completed a secondary offering (“June Secondary Offering”) of 11,500,000 shares of its Class A common stock at a price of $16.50 per share. All of the shares sold in the offering were offered by certain existing holders of Holdings Units (“Continuing LLC Owners”) and certain holders of Class A common stock (“Direct TSG Investors”). The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the June Secondary Offering consisted of (i) 3,608,840 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 7,891,160 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the June Secondary Offering. Simultaneously, and in connection with the exchange, 7,891,160 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the June Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 7,891,160 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Immediately preceding the June Secondary Offering, Planet Fitness, Inc. held 100% of the voting interest and 37.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 62.9% economic interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

In September 2016, the Company completed a secondary offering (“September Secondary Offering”) of 8,000,000 shares of its Class A common stock at a price of $19.62 per share. All of the shares sold in the offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the Continuing LLC Owners that participating in the September Secondary Offering. The shares sold in the September Secondary Offering consisted of (i) 2,593,981 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 5,406,019 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the September Secondary offering. Simultaneously, and in connection with the exchange, 5,406,019 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the September Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc received 5,406,019 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Immediately preceding the September Secondary Offering, Planet Fitness, Inc. held 100% of the voting interest and 45.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 54.9% economic interest in Pla-Fit Holdings. Immediately following the completion of the September Secondary Offering and as of September 30, 2016, Planet Fitness, Inc. held 100% of the voting interest and 50.6% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 49.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, Planet Fitness, Inc.’s economic interest in Pla-Fit Holdings will increase.

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the SEC on March 4, 2016. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

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

The FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, in August 2016. This guidance is intended to reduce diversity in practice of the classification of certain cash receipts and cash payments. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
PF Melville	$3,984	$—	$3,728	$—
MMR	3,105	—	2,953	—
Total	$7,089	$—	$6,681	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,459 and $1,871 as of September 30, 2016 and December 31, 2015, respectively.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(4) Goodwill and intangible assets

A summary of goodwill and intangible assets at September 30, 2016 and December 31, 2015 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
September 30, 2016	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(68,926)	$102,856
Noncompete agreements	5.0	14,500	(11,302)	3,198
Favorable leases	7.5	2,935	(1,549)	1,386
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(3,891)	5,059
		201,567	(89,068)	112,499
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(89,068)	$258,799
Goodwill		$176,981	$—	$176,981

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2015	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	$(57,741)	$114,041
Noncompete agreements	5.0	14,500	(9,127)	5,373
Favorable leases	7.5	2,935	(1,256)	1,679
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(2,724)	6,226
		201,567	(74,248)	127,319
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(74,248)	$273,619
Goodwill		$176,981	$—	$176,981

The Company determined that no impairment charges were required during any periods presented.

Amortization expense related to the intangible assets totaled $4,940 and $5,404 for the three months ended September 30, 2016 and 2015, respectively and $14,820 and $16,181 for the nine months ended September 30, 2016 and 2015, respectively. Included within these total amortization expense amounts are $97 and $143 related to amortization of favorable and unfavorable leases for the three months ended September 30, 2016 and 2015, respectively and $292 and $380 for the nine months ended September 30, 2016 and 2015. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of September 30, 2016 is as follows:

Amount
Remainder of 2016	$4,936
2017	18,215
2018	14,583
2019	14,215
2020	12,517
Thereafter	48,033
Total	$112,499

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(5) Long-term debt

Long-term debt as of September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015

Term loan B requires quarterly installments

   plus interest through the term of the loan, maturing

   March 31, 2021. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.50% at September 30, 2016 and 4.75% at December 31, 2015)	$488,450	$492,275

Revolving credit line, requires interest only

   payments through the term of the loan, maturing

   March 31, 2019. Outstanding borrowings bear

   interest at LIBOR or base rate (as defined) plus a

   margin at the election of the borrower

(4.25% at September 30, 2016 and December 31, 2015)	—	—
Total debt, excluding deferred financing costs	$488,450	492,275
Deferred financing costs, net of accumulated amortization	(6,283)	(7,396)
Total debt	482,167	484,879
Current portion of long-term debt and line of credit	5,100	5,100
Long-term debt, net of current portion	$477,067	$479,779

Future annual principal payments of long-term debt as of September 30, 2016 are as follows:

Amount
Remainder of 2016	$1,275
2017	5,100
2018	5,100
2019	5,100
2020	5,100
Thereafter	466,775
Total	$488,450

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

In September 2014 and September 2015, the Company entered into a series of interest rate caps. As of September 30, 2016, the Company had interest rate cap agreements with notional amounts of $209,000 outstanding that were entered into in order to hedge LIBOR greater than 1.5%.

The interest rate cap balances of $134 and $1,147 were recorded within other assets in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $469, net of tax of $83, within other comprehensive loss during the nine months ended September 30, 2016.

As of September 30, 2016, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(7) Related party transactions

Amounts due from related parties consist of:

	September 30, 2016	December 31, 2015
Accounts receivable – related entities	$31	$39
Accounts receivable – stockholders/members	66	4,901
Due from related parties	$97	$4,940

Accounts payable – related entities	3,966	—
Due to related parties	$3,966	$—

Amounts due from stockholders/members as of September 30, 2016 and December 31, 2015 relate to reimbursements for certain taxes owed or paid by the Company.

Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Franchise revenue	$359	$298	$1,174	$868
Equipment revenue	3	425	770	1,108
Total revenue from related parties	$362	$723	$1,944	$1,976

The Company paid management fees to TSG Consumer Partners, LLC (“TSG”) totaling $0 and $1,384 during the three months ended September 30, 2016 and 2015, respectively and $0 and $1,899 during the nine months ended September 30, 2016 and 2015. In connection with the IPO, the management agreement with TSG was terminated, and the Company paid TSG a $1,000 termination fee, which is included in the fees paid for the three and nine months ended September 30, 2015.

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

Following the Merger and the Reclassification, the Company issued to Continuing LLC Owners 72,602,810 shares of Class B common stock in addition to their Holdings Units, with each Continuing LLC Owner receiving one share of Class B common stock for each Holdings Unit held. The shares of Class B common stock have no rights to dividends or distributions, whether in cash or stock, but entitle the holder to one vote per share on matters presented to stockholders of the Company. The Holdings Units entitle the Continuing LLC Owners to participate pro rata in distributions made by Pla-Fit Holdings to its members, including the Continuing LLC Owners and the Company, but do not entitle the Continuing LLC Owners to any voting rights. The Continuing LLC Owners consist of investment funds affiliated with TSG and certain current and former employees and directors.

Pursuant to the LLC agreement that went into effect at the time of the Reclassification (“New LLC Agreement”), the Company was designated as the sole managing member of Pla-Fit Holdings. Accordingly, the Company has the right to determine when distributions will be made by Pla-Fit Holdings to its members, including the Company, and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If the Company authorizes a distribution by Pla-Fit Holdings, the distribution will be made to the members of Pla-Fit Holdings, including the Company, pro rata in accordance with the percentages of their respective Holdings Units.

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

June Secondary Offering

As described in Note 1, on June 28, 2016 the Company completed the June Secondary Offering of 11,500,000 shares of our Class A common stock at a price of $16.50 per share. All of the shares sold in the offering were offered by Direct TSG Investors and the participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the offering consisted of (i) 3,608,840 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 7,891,160 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the June Secondary Offering. Simultaneously, and in connection with the exchange, 7,891,160 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the June Secondary Offering and canceled. Additionally, in connection with the exchange, we received 7,891,160 Holdings Units, increasing Planet Fitness Inc.’s total ownership interest in Pla-Fit Holdings.

September Secondary Offering

As described in Note 1, on September 28, 2016, the Company completed the September Secondary Offering of 8,000,000 shares of our Class A common stock at a price of 19.62 per share. All of the shares sold in the offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the offering consisted of (i) 2,593,981 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 5,406,019 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the September Secondary Offering. Simultaneously, and in connection with the exchange, 5,406,019 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the September Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc received 5,406,019 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.

As a result of the recapitalization transactions, the offering transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity during the quarter:

•

the investors in the IPO and the Company’s secondary offerings collectively own 35,043,641 shares of Planet Fitness, Inc. Class A common stock, representing 35.5% of the voting power in the Company and, through the Company, 35.5% of the economic interest in Pla-Fit Holdings;

•

the Direct TSG Investors own 14,870,164 shares of Planet Fitness, Inc. Class A common stock, representing 15.1% of the voting power in the Company and, through the Company, 15.1% of the economic interest in Pla-Fit Holdings; and

•

the Continuing LLC Owners collectively hold 48,665,585 Holdings Units, representing 49.4% of the economic interest in Pla-Fit Holdings and 48,665,585 shares of Planet Fitness, Inc. Class B common stock, representing 49.4% of the voting power in the Company.

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

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

Net income per share:	For the three months ended September 30, 2016	For the nine months ended September 30, 2016	August 6, 2015 through September 30, 2015
Numerator
Net income	$14,863	$49,300	$6,214
Less: net income attributable to non-controlling interests	11,438	38,374	4,593
Net income attributable to Planet Fitness, Inc. - basic	$3,425	$10,926	$1,621
Reallocation of net income assuming conversion of Holdings Units	-	-	4,518
Incremental tax effect of reallocation of net income assuming conversion of Holdings Units	-	-	(1,740)
Net income attributable to Planet Fitness, Inc. - diluted	$3,425	$10,926	$4,399

Denominator
Weighted-average shares of Class A common stock outstanding - basic	44,668,875	39,394,318	35,661,284
Effect of dilutive securities:
Class B common stock	-	-	63,048,456
Stock options	12,539	138	-
Restricted stock units	4,282	3,030	-
Weighted-average shares of Class A common stock outstanding - diluted	44,685,696	39,397,486	98,709,740

Earnings per share of Class A common stock - basic	$0.08	$0.28	$0.05
Earnings per share of Class A common stock - diluted	$0.08	$0.28	$0.04

Weighted average shares of Class B common stock of 53,898,536 and 59,218,127 for the three and nine months ended September 30, 2016, respectively, were evaluated under the if-converted method for potential dilutive effects and determined to be anti-dilutive. Weighted average stock options outstanding of 250,141 and 230,633 for the three and nine months ending September 30, 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 116,690 and restricted stock units of 8,160 for the period from August 6, 2015 through September 30, 2015 were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

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

Net deferred tax assets of $255,729 and $117,358 as of September 30, 2016 and December 31, 2015, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of Planet Fitness, Inc.’s investment in Pla-Fit Holdings as a result of the recapitalization transactions, IPO, and secondary offerings. The Company has net operating loss carryforwards related to its Canada operations of approximately $1,911, which begin to expire in 2034. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The net deferred tax liabilities of $1,275 as of September 30, 2016 and $0 as of December 31, 2015 relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of certain assets of Pla-Fit Holdings.

As of September 30, 2016, the total liability related to uncertain tax positions is $300. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the nine months ended September 30, 2016 were not material.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO, secondary offerings and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the Continuing LLC Owners 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales or exchanges of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 8), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the Continuing LLC Owners have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law, the Company no longer expects to incur any such liability under the New Hampshire business profits tax.

In June 2016, in connection with the June Secondary Offering, 7,891,160 Holdings Units were redeemed by the participating Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchange, we recorded a decrease to our net deferred tax assets of $7,638 during the three months ended June 30, 2016. As a result of the exchange, we also recognized a deferred tax asset in the amount of $89,876 and a corresponding tax benefit arrangement liability of $78,152, representing 85% of the tax benefits due to the participating Continuing LLC Owners.

In September 2016, in connection with the September Secondary Offering, 5,406,019 Holdings Units were redeemed by the participating Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchange, we recorded a decrease to our net deferred tax assets of $5,378 during the three months ended September 30, 2016. As a result of the exchange, we also recognized a deferred tax asset in the amount of $71,174 and a corresponding tax benefit arrangement liability of $61,735, representing 85% of the tax benefits due to the participating Continuing LLC Owners.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

As of September 30, 2016, the Company has a liability of $274,072 related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2016	$922
2017	10,658
2018	13,438
2019	13,569
2020	13,910
Thereafter	221,575
Total	$274,072

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

The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Franchise segment revenue - U.S.	$26,940	$19,785	$83,312	$63,371
Franchise segment revenue - International	285	9	1,068	59
Franchise segment total	27,225	19,794	84,380	63,430
Corporate-owned stores - U.S.	25,591	24,203	75,595	71,716
Corporate-owned stores - International	1,084	950	3,161	1,958
Corporate-owned stores total	26,675	25,153	78,756	73,674
Equipment segment - U.S.	33,107	23,870	98,686	87,588
Equipment segment total	33,107	23,870	98,686	87,588
Total revenue	$87,007	$68,817	$261,822	$224,692

Franchise segment revenue includes franchise revenue and commission income.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Franchise revenue includes revenue generated from placement services of $2,224 and $1,623 for the three months ended September 30, 2016 and 2015, respectively and $6,952 and $5,895 for the nine months ended September 30, 2016 and 2015, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Segment EBITDA
Franchise	$22,814	$15,496	$71,308	$46,778
Corporate-owned stores	10,550	9,256	30,259	26,342
Equipment	7,153	4,910	21,330	18,914
Corporate and other	(6,823)	(13,162)	(20,147)	(27,191)
Total Segment EBITDA	$33,694	$16,500	$102,750	$64,843

The following table reconciles total Segment EBITDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total Segment EBITDA	$33,694	$16,500	$102,750	$64,843
Less:
Depreciation and amortization	7,745	7,976	23,127	24,160
Other (expense) income	(204)	(1,815)	30	(2,627)
Income from operations	26,153	10,339	79,593	43,310
Interest expense, net	(6,291)	(6,556)	(18,819)	(17,872)
Other (expense) income	(204)	(1,815)	30	(2,627)
Income before income taxes	$19,658	$1,968	$60,804	$22,811

The following table summarizes the Company’s assets by reportable segment:

	September 30, 2016	December 31, 2015
Franchise	$204,137	$206,997
Corporate-owned stores	157,509	151,620
Equipment	210,997	208,168
Unallocated	279,695	132,392
Total consolidated assets	$852,338	$699,177

The table above includes $2,940 and $3,149 of long-lived assets located in the Company’s corporate-owned stores in Canada as of September 30, 2016 and December 31, 2015, respectively. All other assets are located in the U.S.

The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2016	December 31, 2015
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(13) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,148	956	1,066	863
New stores opened	37	26	121	122
Stores debranded or consolidated(1)	(1)	-	(3)	(3)
Stores operated at end of period	1,184	982	1,184	982

Corporate-owned stores:
Stores operated at beginning of period	58	58	58	55
New stores opened	-	-	-	3
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,206	1,014	1,124	918
New stores opened	37	26	121	125
Stores debranded or consolidated(1)	(1)	-	(3)	(3)
Stores operated at end of period	1,242	1,040	1,242	1,040

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

As of September 30, 2016, we had more than 8.7 million members and 1,242 stores in 47 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,242 stores, 1,184 are franchised and 58 are corporate-owned. As of September 30, 2016, we had commitments to open more than 1,000 additional new stores under existing ADAs.

Our segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2016 and 2015. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(in thousands)
Revenue
Franchise segment	$27,225	$19,794	$84,380	$63,430
Corporate-owned stores segment	26,675	25,153	78,756	73,674
Equipment segment	33,107	23,870	98,686	87,588
Total revenue	$87,007	$68,817	$261,822	$224,692

Segment EBITDA
Franchise	$22,814	$15,496	$71,308	$46,778
Corporate-owned stores	10,550	9,256	30,259	26,342
Equipment	7,153	4,910	21,330	18,914
Corporate and other	(6,823)	(13,162)	(20,147)	(27,191)
Total Segment EBITDA(1)	$33,694	$16,500	$102,750	$64,843

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

 A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2016:
Income from operations	$20,662	$6,715	$5,602	$(6,826)	$26,153
Depreciation and amortization	2,142	3,913	1,551	139	7,745
Other income (expense)	10	(78)	-	(136)	(204)
Segment EBITDA(1)	$22,814	$10,550	$7,153	$(6,823)	$33,694

Three months ended September 30, 2015:
Income from operations	$13,381	$5,411	$3,357	$(11,810)	$10,339
Depreciation and amortization	2,071	4,307	1,553	45	7,976
Other income (expense)	44	(462)	-	(1,397)	(1,815)
Segment EBITDA(1)	$15,496	$9,256	$4,910	$(13,162)	$16,500

Nine months ended September 30, 2016:
Income from operations	$64,951	$18,313	$16,678	$(20,349)	$79,593
Depreciation and amortization	6,395	11,667	4,652	413	23,127
Other income (expense)	(38)	279	-	(211)	30
Segment EBITDA(1)	$71,308	$30,259	$21,330	$(20,147)	$102,750

Nine months ended September 30, 2015:
Income from operations	$40,272	$14,108	$14,255	$(25,325)	$43,310
Depreciation and amortization	6,462	12,955	4,659	84	24,160
Other income (expense)	44	(721)	-	(1,950)	(2,627)
Segment EBITDA(1)	$46,778	$26,342	$18,914	$(27,191)	$64,843

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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,148	956	1,066	863
New stores opened	37	26	121	122
Stores debranded or consolidated(1)	(1)	-	(3)	(3)
Stores operated at end of period	1,184	982	1,184	982

Corporate-owned stores:
Stores operated at beginning of period	58	58	58	55
New stores opened	-	-	-	3
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,206	1,014	1,124	918
New stores opened	37	26	121	125
Stores debranded or consolidated(1)	(1)	-	(3)	(3)
Stores operated at end of period	1,242	1,040	1,242	1,040

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

The following table shows our same store sales for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Same store sales data

Same store sales growth:
Franchisee-owned stores	10.3%	7.3%	8.4%	8.8%
Corporate-owned stores	5.4%	1.7%	5.0%	2.2%
System-wide stores	10.0%	6.9%	8.2%	8.3%

Number of stores in same store sales base (end of period):
Franchisee-owned stores	975	782	975	782
Corporate-owned stores	58	54	58	54
Total stores	1,033	836	1,033	836

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(in thousands)
Net income	$14,863	$738	$49,300	$20,890
Interest expense, net	6,291	6,556	18,819	17,872
Provision for income taxes	4,795	1,230	11,504	1,921
Depreciation and amortization	7,745	7,976	23,127	24,160
EBITDA	33,694	16,500	102,750	64,843
Purchase accounting adjustments-revenue(1)	450	195	458	465
Purchase accounting adjustments-rent(2)	202	248	664	692
Management fees (3)	-	1,384	-	1,899
IT system upgrade costs (4)	-	(116)	-	3,901
Stock offering-related costs (5)	1,078	2,167	2,105	7,239
IPO-related compensation expense(6)	-	6,155	-	6,155
Severance costs(7)	-	-	423	-
Pre-opening costs (8)	-	-	-	793
Other(9)	-	-	72	-
Adjusted EBITDA	$35,424	$26,533	$106,472	$85,987

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

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805–Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $105, $104, $372 and $310 in the three and nine months ended September 30, 2016 and 2015, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $97, $144, $292 and $382 for the three and nine months ended September 30, 2016 and 2015, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(4)	Represents costs associated with certain IT system upgrades, primarily related to our POS system.
(5)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(6)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(7)	Represents severance expense recorded in connection with an equity award modification.
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

As a result of the recapitalization transactions that occurred prior to our IPO, the New LLC Agreement designated Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings, LLC. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted, gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as if they had occurred on January 1, 2015. In addition, Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$14,863	$738	$49,300	$20,890
Provision for income taxes, as reported	4,795	1,230	11,504	1,921
Purchase accounting adjustments-revenue(1)	450	195	458	465
Purchase accounting adjustments-rent(2)	202	248	664	692
Management fees(3)	-	1,384	-	1,899
IT system upgrade costs(4)	-	(116)	-	3,901
Stock offering-related costs(5)	1,078	2,167	2,105	7,239
IPO-related compensation expense(6)	-	6,155	-	6,155
Severance costs(7)	-	-	423	-
Pre-openings costs(8)	-	-	-	793
Other(9)	-	-	72	-
Purchase accounting amortization(10)	4,843	5,257	14,528	15,797
Adjusted income before income taxes	$26,231	$17,258	$79,054	$59,752
Adjusted income taxes(11)	10,361	6,800	31,226	23,542
Adjusted net income	$15,870	$10,458	$47,828	$36,210

Adjusted net income per share, diluted	$0.16		$0.48

Adjusted weighted-average shares outstanding, diluted(12)	98,572		98,615

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

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805–Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $105, $104, $372 and $310 in the three and nine months ended September 30, 2016 and 2015, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $97, $144, $292 and $382 for the three and nine months ended September 30, 2016 and 2015, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO.
(4)	Represents costs associated with certain IT system upgrades, primarily related to our POS system.
(5)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(6)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(7)	Represents severance expense recorded in connection with an equity award modification.
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

(10)

Includes $4,219, $4,484, $12,655 and $13,452 of amortization of intangible assets, other than favorable leases, for the three and nine months ended September 30, 2016 and 2015, respectively, recorded in connection with the 2012 Acquisition, which consisted of the purchase of interests in Pla-Fit Holdings by investment funds affiliated with TSG Consumer Partners, LLC and $624, $773, $1,873 and $2,345 of amortization of intangible assets for the three and nine months ended September 30, 2016 and 2015, respectively, recorded in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(11)

Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three and nine months ended September 30, 2016, and 39.4% for the three and nine months ended September 30, 2015, applied to adjusted income before income taxes.

(12)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
(in thousands)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness Inc.(1)	$3,425	44,669	$0.08	$10,926	39,394	$0.28
Assumed exchange of shares(2)	11,438	53,903		38,374	59,221
Net Income	14,863			49,300
Adjustments to arrive at adjusted income before income taxes(3)	11,368			29,754
Adjusted income before income taxes	26,231			79,054
Adjusted income taxes(4)	10,361			31,226
Adjusted Net Income	$15,870	98,572	$0.16	$47,828	98,615	$0.48
(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
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

Results of operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Franchise revenue	26.5%	23.5%	26.7%	23.1%
Commission income	4.8%	5.3%	5.5%	5.2%
Franchise segment	31.3%	28.8%	32.2%	28.3%
Corporate-owned stores	30.6%	36.5%	30.1%	32.8%
Equipment	38.1%	34.7%	37.7%	38.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.8%	27.4%	29.5%	31.2%
Store operations	17.4%	20.8%	17.4%	19.3%
Selling, general and administrative	14.1%	25.2%	13.9%	19.5%
Depreciation and amortization	8.9%	11.6%	8.8%	10.8%
Other gain	(0.3%)	0.0%	(0.2%)	0.0%
Total operating costs and expenses	69.9%	85.0%	69.4%	80.8%
Income from operations	30.1%	15.0%	30.6%	19.2%
Other income (expense), net:
Interest expense, net	(7.2%)	(9.5%)	(7.2%)	(8.0%)
Other income (expense)	(0.2%)	(2.6%)	0.0%	(1.2%)
Total other expense, net	(7.4%)	(12.1%)	(7.2%)	(9.2%)
Income before income taxes	22.7%	2.9%	23.4%	10.0%
Provision for income taxes	5.5%	1.8%	4.4%	0.9%
Net income	17.2%	1.1%	19.0%	9.1%
Less net income attributable to non-controlling interests	13.1%	6.7%	14.7%	2.2%
Net income attributable to Planet Fitness, Inc.	4.1%	(5.6%)	4.3%	6.9%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(in thousands)
Revenue:
Franchise revenue	$23,046	$16,148	$70,042	$51,806
Commission income	4,179	3,646	14,338	11,624
Franchise segment	27,225	19,794	84,380	63,430
Corporate-owned stores	26,675	25,153	78,756	73,674
Equipment	33,107	23,870	98,686	87,588
Total revenue	87,007	68,817	261,822	224,692
Operating costs and expenses:
Cost of revenue	25,925	18,858	77,365	70,104
Store operations	15,181	14,305	45,673	43,354
Selling, general and administrative	12,244	17,348	36,470	43,840
Depreciation and amortization	7,745	7,976	23,127	24,160
Other gain	(241)	(9)	(406)	(76)
Total operating costs and expenses	60,854	58,478	182,229	181,382
Income from operations	26,153	10,339	79,593	43,310
Other income (expense), net:
Interest expense, net	(6,291)	(6,556)	(18,819)	(17,872)
Other income (expense)	(204)	(1,815)	30	(2,627)
Total other expense, net	(6,495)	(8,371)	(18,789)	(20,499)
Income before income taxes	19,658	1,968	60,804	22,811
Provision for income taxes	4,795	1,230	11,504	1,921
Net income	14,863	738	49,300	20,890
Less net income attributable to non-controlling interests	11,438	4,631	38,374	4,857
Net income attributable to Planet Fitness, Inc.	$3,425	$(3,893)	$10,926	$16,033

Comparison of the three months ended September 30, 2016 and three months ended September 30, 2015

Revenue

Total revenues were $87.0 million in the three months ended September 30, 2016, compared to $68.8 million in the three months ended September 30, 2015, an increase of $18.2 million, or 26.4%.

Franchise segment revenue was $27.2 million in the three months ended September 30, 2016, compared to $19.8 million in the three months ended September 30, 2015, an increase of $7.4 million, or 37.5%.

Franchise revenue was $23.0 million in the three months ended September 30, 2016 compared to $16.1 million in the three months ended September 30, 2015, an increase of $6.9 million or 42.7%. Included in franchise revenue is royalty revenue of $15.1 million, franchise and other fees of $5.8 million, and placement revenue of $2.2 million for the three months ended September 30, 2016, compared to royalty revenue of $10.8 million, franchise and other fees of $3.7 million, and placement revenue of $1.6 million for the three months ended September 30, 2015. The $4.2 million increase in royalty revenue was primarily driven by $2.1 million attributable to royalties from new stores in 2016 as well as stores that opened in 2015 that were not included in the same store sales base and $2.1 million attributable to a same store sales increase of 10.3% in franchisee-owned stores.

Commission income, which is included in our franchise segment, was $4.2 million in the three months ended September 30, 2016 compared to $3.6 million in the three months ended September 30, 2015, an increase of $0.5 million or 14.6%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Revenue from our corporate-owned stores segment was $26.7 million in the three months ended September 30, 2016, compared to $25.2 million in the three months ended September 30, 2015, an increase of $1.5 million, or 6.1%. The increase is attributable to same store sales from corporate-owned stores, which increased 5.4% in the three months ended September 30, 2016.

Equipment segment revenue was $33.1 million in the three months ended September 30, 2016, compared to $23.9 million in the three months ended September 30, 2015, an increase of $9.2 million, or 38.7%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as well as an increase in equipment sales to new franchisee-owned stores in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Cost of revenue

Cost of revenue was $25.9 million in the three months ended September 30, 2016 compared to $18.9 million in the three months ended September 30, 2015, an increase of $7.1 million, or 37.5%. Cost of revenue, which primarily relates to our equipment segment, increased due to higher replacement equipment sales to existing franchisee-owned stores, as well as an increase in equipment sales to new franchisee-owned stores in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $15.2 million in the three months ended September 30, 2016 compared to $14.3 million in the three months ended September 30, 2015, an increase of $0.9 million, or 6.1%.

Selling, general and administrative

Selling, general and administrative expenses were $12.2 million in the three months ended September 30, 2016 compared to $17.3 million in the three months ended September 30, 2015. During the three months ended September 30, 2016, we incurred $1.1 million lower public offering-related costs than in the three months ended September 30, 2015. During the three months ended September 30, 2015 we also incurred $6.2 million of IPO-related compensation expense. Partially offsetting these decreases, we incurred additional expenses during the three months ended September 30, 2016 to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, pre-opening support and store operational excellence functions as well as incremental ongoing public company expenses. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count increases.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $7.7 million in the three months ended September 30, 2016 compared to $8.0 million in the three months ended September 30, 2015, a decrease of $0.2 million, or 2.9%.

Other gain

Other gain was $0.2 million in the three months ended September 30, 2016 and $0 in the three months ended September 30, 2015.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $6.3 million in the three months ended September 30, 2016 compared to $6.6 million in the three months ended September 30, 2015, a decrease of $0.3 million, or 4.0%.

Other income (expense)

Other income (expense) was an expense of $0.2 million in the three months ended September 30, 2016 and an expense of $1.8 million in the three months ended September 30, 2015. Other income (expense) primarily consists of realized gains (losses) on derivative activities and the effects of foreign currency gains and losses. In 2015, other expense also includes management fees we paid to TSG related to the TSG management agreement including a $1.0 million payment related to the termination of the agreement in connection with the IPO.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, the Company’s taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the State of New Hampshire and Canada as well as certain other local taxes.

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

Segment results

Franchise

Segment EBITDA for the franchise segment was $22.8 million in the three months ended September 30, 2016 compared to $15.5 million in the three months ended September 30, 2015, an increase of $7.3 million, or 47.2%. This increase was primarily the result of growth in our franchise segment revenue of $2.1 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $2.1 million attributable to a same store sales increase of 10.3% in franchisee-owned stores, $2.1 million of higher franchise and other fees, and $0.5 million of higher commission income. Depreciation and amortization was $2.1 million for both the three months ended September 30, 2016 and 2015.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $10.6 million in the three months ended September 30, 2016 compared to $9.3 million in the three months ended September 30, 2015, an increase of $1.3 million, or 14.0%. This increase was the result of higher revenue related to an increase in same store sales of 5.4% in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Depreciation and amortization was $3.9 million for the three months ended September 30, 2016, compared to $4.3 million for the three months ended September 30, 2015.

Equipment

Segment EBITDA for the equipment segment was $7.2 million in the three months ended September 30, 2016 compared to $4.9 million in the three months ended September 30, 2015, an increase of $2.2 million, or 45.7%, driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as well as an increase in the number of equipment sales to new franchisee-owned stores in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Depreciation and amortization was $1.6 million for both periods.

Comparison of the nine months ended September 30, 2016 and the nine months ended September 30, 2015

Revenue

Total revenues were $261.8 million in the nine months ended September 30, 2016, compared to $224.7 million in the nine months ended September 30, 2015, an increase of $37.1 million, or 16.5%.

Franchise segment revenue was $84.4 million in the nine months ended September 30, 2016, compared to $63.4 million in the nine months ended September 30, 2015, an increase of $21.0 million, or 33.0%.

Franchise revenue was $70.0 million in the nine months ended September 30, 2016 compared to $51.8 million in the nine months ended September 30, 2015, an increase of $18.2 million or 35.2%. Included in franchise revenue is royalty revenue of $47.0 million, franchise and other fees of $16.1 million, and placement revenue of $7.0 million for the nine months ended September 30, 2016, compared to royalty revenue of $34.1 million, franchise and other fees of $11.8 million, and placement revenue of $5.9 million for the nine months ended September 30, 2015. The $12.9 million increase in royalty revenue was primarily driven by $6.0 million attributable to royalties from new stores in 2016 as well as stores that opened in 2015 that were not included in the same store sales base, $4.9 million attributable to a same store sales increase of 8.4% in franchisee-owned stores, and $2.0 million attributable to higher revenue from annual fees.

Commission income, which is included in our franchise segment, was $14.3 million in the nine months ended September 30, 2016 compared to $11.6 million in the nine months ended September 30, 2015, an increase of $2.7 million or 23.3%. This increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Revenue from our corporate-owned stores segment was $78.8 million in the nine months ended September 30, 2016, compared to $73.7 million in the nine months ended September 30, 2015, an increase of $5.1 million, or 6.9%. Same store sales from corporate-owned stores increased 5.0% in the nine months ended September 30, 2016, which contributed incremental revenues of $3.0 million. Additionally, incremental revenue for stores not included in the same store sales base led to an increase in revenue of $0.9 million in the nine months ended September 30, 2016 and $1.5 million was attributable to higher revenue from annual fees.

Equipment segment revenue was $98.7 million in the nine months ended September 30, 2016, compared to $87.6 million in the nine months ended September 30, 2015, an increase of $11.1 million, or 12.7%. This increase was primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 partially offset by a decrease in the number of equipment sales to new franchisee-owned stores in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Cost of revenue

Cost of revenue was $77.4 million in the nine months ended September 30, 2016 compared to $70.1 million in the nine months ended September 30, 2015, an increase of $7.3 million, or 10.4%. Cost of revenue, which primarily relates to our equipment segment, increased due to higher replacement equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Direct costs associated with our previous point-of-sale system were $0 in the nine months ended September 30, 2016 compared to $1.2 million in the nine months ended September 30, 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $45.7 million in the nine months ended September 30, 2016 compared to $43.4 million in the nine months ended September 30, 2015, an increase of $2.3 million, or 5.3%. The increase of $2.3 million relates to the three new store openings during the nine months ended September 30, 2015 in addition to slightly higher rent and employee compensation expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses were $36.5 million in the nine months ended September 30, 2016 compared to $43.8 million in the nine months ended September 30, 2015, a decrease of $7.4 million, or 16.8%. Of the $7.4 million decrease, $5.1 million is due to higher public offering-related costs in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2016. In 2015 we also incurred $6.2 million of IPO-related compensation expense. We also incurred an additional $3.9 million in 2015 related to increased information technology spend which was primarily attributable to the rollout of a new POS system. The POS system rollout began in late 2014 and was completed in April 2015. Offsetting these decreases, we incurred additional expenses during the nine months ended September 30, 2016 to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, preopening support and store operational excellence functions as well as incremental ongoing public company expenses. We anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $23.1 million in the nine months ended September 30, 2016 compared to $24.2 million in the nine months ended September 30, 2015, a decrease of $1.0 million, or 4.3%, primarily due to lower amortization expense in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2015.

Other gain

Other gain was $0.4 million for the nine months ended September 30, 2016 compared to $0.1 million in the nine months ended September 30, 2015, an increase of $0.3 million.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $18.8 million in the nine months ended September 30, 2016 compared to $17.9 million in the nine months ended September 30, 2015, an increase of $0.9 million, or 5.3%. The increase was due to additional interest expense associated with the $120.0 million of incremental borrowings on March 31, 2015.

Other income (expense)

Other income was $0 in the nine months ended September 30, 2016 compared to expense of $2.6 million in the nine months ended September 30, 2015. Other income (expense) primarily consists of realized gains (losses) on derivative activities and the effects of foreign currency gains and losses. In 2015, other expense also included management fees we paid to TSG related to the TSG management agreement including a $1.0 million payment for the termination of the agreement in connection with the IPO.

Provision for income taxes

Prior to the recapitalization transactions, the Company was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, the Company’s taxes were not significant. Provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

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

Segment results

Franchise

Segment EBITDA for the franchise segment was $71.3 million in the nine months ended September 30, 2016 compared to $46.8 million in the nine months ended September 30, 2015, an increase of $24.5 million, or 52.4%. This increase was primarily the result of growth in our franchise segment revenue of $6.0 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $4.9 million attributable to a same store sales increase of 8.4% in franchisee-owned stores, $2.0 million attributable to higher revenue from annual fees, $2.7 million of higher commission income, $4.2 million of higher franchise and other fees, as well as lower expenses of $1.2 million associated with our previous POS system. Additionally, we had $3.9 million lower IT system upgrade costs in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Depreciation and amortization was $6.4 million in the nine months ended September 30, 2016, compared to $6.5 million for the nine months ended September 30, 2015.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $30.3 million in the nine months ended September 30, 2016 compared to $26.3 million in the nine months ended September 30, 2015, an increase of $3.9 million, or 14.9%. This increase was the result of higher revenue related to stores not included in the same store sales base as well as an increase in revenue related to our same store sales increase of 5.0% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Depreciation and amortization was $11.7 million for the nine months ended September 30, 2016, compared to $13.0 million for the nine months ended September 30, 2015. The decrease is primarily due to lower amortization expense in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Equipment

Segment EBITDA for the equipment segment was $21.3 million in the nine months ended September 30, 2016 compared to $18.9 million in the nine months ended September 30, 2015, an increase of $2.4 million, or 12.8%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, partially offset by a decrease in the number of equipment sales to new franchisee-owned stores in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Depreciation and amortization was $4.7 million in both the nine months ended September 30, 2016 and 2015.

Liquidity and capital resources

As of September 30, 2016, we had $66.0 million of cash and cash equivalents. In addition, as of September 30, 2016, we had borrowing capacity of $40.0 million under our revolving credit facility.

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

The following table presents summary cash flow information for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$75,738	$56,573
Investing activities	(8,864)	(13,754)
Financing activities	(32,437)	(57,547)
Effect of foreign exchange rates on cash	87	(102)
Net increase (decrease) in cash	$34,524	$(14,830)

Operating activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $75.7 million compared to $56.6 million in the nine months ended September 30, 2015, an increase of $19.1 million. This increase was primarily due to higher net income partially offset by higher cash used for working capital in the nine months ended September 30, 2016. The higher cash used for working capital was driven by changes in due to and due from related parties, inventory, accounts receivable, income taxes, payables to related parties pursuant to tax benefit arrangements, and equipment deposits.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
(in thousands)	2016	2015
New corporate-owned stores and corporate-owned stores not yet opened	$-	$5,822
Existing corporate-owned stores	8,308	6,924
Information systems	533	1,004
Corporate and all other	425	80
Total capital expenditures	$9,266	$13,830

For the nine months ended September 30, 2016, net cash used in investing activities was $8.9 million compared to $13.8 million in the nine months ended September 30, 2015, a decrease of $4.9 million, and was primarily related to the opening of three corporate owned stores in the nine months ended September 30, 2015 compared to none in the nine months ended September 30, 2016.

Financing activities

For the nine months ended September 30, 2016, net cash used in financing activities was $32.4 million compared to $57.5 million in the nine months ended September 30, 2015, a decrease of $25.1 million. Proceeds from the issuance of debt was $0 in the nine months ended September 30, 2016 compared to proceeds of $120.0 million in the nine months ended September 30, 2015. Additionally, member distributions were $27.1 million in the nine months ended September 30, 2016 compared to $171.1 million in the nine months ended September 30, 2015.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At September 30, 2016, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 5.75 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.0 to 1.0 by June 30, 2019.

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

As of September 30, 2016, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.0 to 1.0 which was calculated for the 12 months ended September 30, 2016 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

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

Off-balance sheet arrangements

As of September 30, 2016, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $1.5 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2016 was not material, and no accrual has been recorded for our potential obligation under these arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 1.00%. As of September 30, 2016, we had outstanding borrowings of $488.5 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $4.9 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 6 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2016, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2016 we completed the September Secondary Offering of 8,000,000 shares of our Class A common stock at a price of $19.62 per share. All of the shares sold in the offering were offered by the Direct TSG Investors and the participating Continuing LLC Owners. We did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the offering consisted of (i) 2,593,981 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 5,406,019 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the September Secondary Offering. Simultaneously, and in connection with the exchange, 5,406,019 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the September Secondary Offering and canceled. Additionally, in connection with the exchange, we received 5,406,019 Holdings Units, increasing our total ownership interest in Pla-Fit Holdings.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1

Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and  the holders of Holdings Units (as defined therein) and  shares of Class B Common Stock (as defined therein)

X
10.2	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)					X

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 3, 2016	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)