Form 10-K
period 2016-12-31
Planet Fitness, Inc.
filed 2017-03-06
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2016 was approximately $510.2 million.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of March 1, 2017 was 62,182,791 shares and 36,315,932 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders to be held May 9, 2017, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Planet Fitness, Inc. is a Delaware corporation formed on March 16, 2015. Planet Fitness, Inc. Class A common stock trades on the New York Stock Exchange under the symbol “PLNT.” See Note 1 to the consolidated financial statements included in Part II, Item 8 for additional information about our business organization, our initial public offering (“IPO”) and transactions completed in connection with our IPO.

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

Our judgement-free approach to fitness and exceptional value proposition have enabled us to grow our revenues to $378.2 million in 2016 and to become an industry leader with $1.9 billion in system-wide sales during 2016 (which we define as monthly dues and annual fees billed by us and our franchisees), and approximately 8.9 million members and 1,313 stores in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of December 31, 2016. System-wide sales for 2016 include $1.8 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $102.0 million attributable to our corporate-owned stores. Of our 1,313 stores, 1,255 are franchised and 58 are corporate-owned. Our stores are successful in a wide range of geographies and demographics. According to internal and third-party analysis, we believe we have the opportunity to grow our store count to over 4,000 stores in the U.S. alone. Under signed area development agreements (“ADAs”) as of December 31, 2016, our franchisees have committed to open more than 1,000 additional stores.

In 2016, our corporate-owned stores had segment EBITDA margin of 39.0% and had average unit volumes (“AUVs”) of approximately $1.8 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 40%, or approximately 35% after applying the 5% royalty rate, to be comparable to a franchise store, under our current franchise agreement. Based on a historical survey of franchisees, we believe that, on average, our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. Our strong member value proposition has also driven growth throughout a variety of economic cycles and conditions. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Our significant growth is reflected in:

•	1,313 stores as of December 31, 2016, compared to 606 as of December 31, 2012, reflecting a compound annual growth rate (“CAGR”) of 21.3%;
•	8.9 million members as of December 31, 2016, compared to 3.7 million as of December 31, 2012, reflecting a CAGR of 24.2%;
•	2016 system-wide sales of $1.9 billion, reflecting a CAGR of 28.0%, or increase of $1.2 billion, since 2012
•

2016 total revenue of $378.2 million, reflecting a CAGR of 24.1%, or increase of $218.6 million, since 2012, of which 2.1% is attributable to revenues from corporate-owned stores acquired from franchisees since 2012;

•

40 consecutive quarters of system-wide same store sales growth (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

•

2016 net income of $71.2 million, reflecting a CAGR of 29.4%, or increase of $45.8 million, since 2012. Our historical results, prior to our initial public offering, benefit from insignificant income taxes due to our status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be comparable to periods prior to our IPO as our income attributable to Planet Fitness, Inc. is now subject to U.S. federal and state taxes;

•	2016 Adjusted EBITDA of $150.6 million, reflecting a CAGR of 30.9%, or increase of $99.3 million, since 2012; and
•	2016 Adjusted net income of $67.6 million compared to $53.2 million in 2015, an increase of 26.9%.

For a discussion of Adjusted EBITDA and Adjusted net income and a reconciliation of Adjusted EBITDA and Adjusted net income to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of same store sales and the effect of a new point-of-sale and billing system implemented in early 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How we assess the performance of our business.”

The world judges. We don’t.

We believe our approach to fitness is revolutionizing the industry by bringing fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:

•

Judgement Free Zone: We believe every member should feel accepted and respected when they walk into a Planet Fitness. Our stores provide a Judgement Free Zone where members of all fitness levels can enjoy a non-intimidating environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. The removal of heavy free weights reinforces our Judgement Free Zone by discouraging what we call “Lunk” behavior, such as dropping weights and grunting, that can be intimidating to new and occasional gym users. In addition, to help maintain our welcoming, judgement-free environment, each store has a purple and yellow branded “Lunk” alarm on the wall that staff occasionally rings as a light-hearted reminder of our policies.

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

•

Exceptional value for members: Both our standard and PF Black Card memberships are priced significantly below the industry average of $54 per month and still provide our members with a high-quality fitness experience. In the U.S., for only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $19.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.

Our differentiated approach to fitness has allowed us to create an attractive franchise model that is both profitable and scalable. We recognize that our success depends on a shared passion with our franchisees for providing a distinctive store experience based on a judgement-free environment and an exceptional value for our members. We enhance the attractiveness of our streamlined, easy-to-operate franchise model by providing franchisees with extensive operational support relating to site selection and development, marketing and training. We also take a highly collaborative, teamwork approach to our relationship with franchisees, as captured by our motto “One Team, One Planet.” The strength of our brand and the attractiveness of our franchise model are evidenced by the fact that over 90% of our new stores in 2016 were opened by our existing franchisee base.

Our competitive strengths

We attribute our success to the following strengths:

•

Market leader with differentiated member experience, nationally recognized brand and scale advantage. We believe we are the largest operator of fitness centers in the U.S. by number of members, with approximately 8.9 million members as of December 31, 2016. Our franchisee-owned and corporate-owned stores generated $1.9 billion in system-wide sales during 2016. Through our differentiated member experience, nationally recognized brand and scale advantage, we will continue to deliver a compelling value proposition to our members and our franchisees and, we believe, grow our store and total membership base.

•

Differentiated member experience. We seek to provide our members with a high-quality fitness experience in a non-intimidating, judgement-free environment at an exceptional value. We have a dedicated Brand Excellence team that seeks to ensure that all our franchise stores uphold our brand standards and deliver a consistent Planet Fitness member experience in every store.

•

Nationally recognized brand. We have developed a highly relatable and recognized brand that emphasizes our focus on providing our members with a judgement-free environment. We do so through fun and memorable marketing campaigns and in-store signage that highlights the judgement people face in their everyday lives and how at Planet Fitness, they can be free to be themselves. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, an ongoing a third-party consumer study that we have executed bi-annually. Our brand strength also helps our franchisees attract members, with new stores in 2016 signing up an average of more than 1,300 members even before opening their doors.

•

Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees generally spend 5 to 7% of their monthly membership dues on local advertising, have enabled us and our franchisees to spend over $350 million since 2011 on marketing to drive consumer brand awareness.

•

Exceptional value proposition that appeals to a broad member demographic. We offer a high-quality and consistent fitness experience throughout our entire store base at low monthly membership dues. Combined with our non-intimidating and welcoming environment, we are able to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies across North America, including Puerto Rico and the Dominican Republic.

•

Strong store-level economics. Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2012, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverage our relatively fixed costs. In 2016, our corporate-owned stores had segment EBITDA margin of 39.0% and had AUVs of approximately $1.8 million with four-wall EBITDA margins of approximately 40%, or approximately 35% after applying the 5% royalty rate, to be comparable to a franchise store, under our current franchise agreement. Based on a historical survey of franchisees, we believe that our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

•

Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our franchise model enables us to scale more rapidly than a company-owned model. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. Our franchisees enjoy recurring monthly member dues, regardless of member use, weather or other factors. Based on historical survey data and management estimates, we believe our franchisees can earn, in their second year of operations, on average, a cash-on-cash return on initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital with us, with over 90% of our new stores in 2016 opened by our existing franchisee base, as well as 40 consecutive quarters of same store sales growth, including system-wide same store sales growth of 8.8% in 2016. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.

•

Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2016, over 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. In addition, our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment every four to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs. By re-investing in stores, we and our franchisees maintain and enhance our member experience. Our predictable and recurring revenue streams, combined with our attractive margins and minimal capital requirements, result in high cash flow conversion and increased capacity to invest in future growth initiatives.

•

Proven, experienced management team driving a strong culture. Our strategic vision and unique culture have been developed and fostered by our senior management team under the stewardship of Chief Executive Officer, Chris Rondeau. Mr. Rondeau has been with Planet Fitness for over 20 years and helped develop the Planet Fitness business model and brand elements that give us our distinct personality and spirited culture. Dorvin Lively, our Chief Financial Officer, brings valuable expertise from over 35 years of corporate finance experience with companies such as RadioShack and Ace Hardware, and from the initial public offering of Maidenform Brands. We have assembled a management team that shares our passion for “fitness for everyone” and has extensive experience across a broad range of disciplines, including retail, franchising, finance, consumer marketing, brand development and information technology. We believe our senior management team is a key driver of our success and has positioned us well to execute our long-term growth strategy.

Our growth strategies

We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•

Continue to grow our store base across a broad range of markets.  We have grown our store count over the last five years, expanding from 606 stores as of December 31, 2012 to 1,313 stores as of December 31, 2016. As of December 31, 2016, our franchisees have signed ADAs to open more than 1,000 additional stores over the next five years, including approximately 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration outside of our original Northeast market create a significant opportunity to open new Planet Fitness stores. Based on our internal and third-party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.

•

Drive revenue growth and system-wide same store sales.  Because we provide a high-quality, affordable, non-intimidating fitness experience that is designed for first-time and occasional gym users, we have achieved positive system-wide same store sales growth in each of the past 40 quarters. We expect to continue to grow system-wide same store sales primarily by:

•

Attracting new members to existing Planet Fitness stores. As the U.S. and Canadian populations continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of the population given our appeal to first-time and occasional gym users. In addition, because our stores offer a large, focused selection of equipment geared toward first-time and occasional gym users, we are able to service higher member volumes without sacrificing the member experience. We have also continued to evolve our offerings to appeal to our target member base, such as the introduction of our 30-minute express workout area, as well as new functional accessories (e.g., medicine balls, stability balls, kettlebells, etc.) and fitness programming to accompany our equipment.

•

Increasing mix of PF Black Card memberships by enhancing value and member experience.  We expect to drive sales by continuing to convert our existing members with standard membership dues at $10 per month to our premium PF Black Card membership with dues at approximately $19.99 per month as well as attracting new members to join at the PF Black Card level. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through additional in-store amenities, such as hydro-massage beds, and affinity partnerships for discounts and promotions. Since 2012, our PF Black Card members as a percentage of total membership has increased from 45% in 2012 to 59% in 2016, and our average monthly dues per member have increased from $14.49 to $15.79 over the same period.

We may also explore other future revenue opportunities, such as optimizing member pricing and fees, offering new merchandise and services inside and outside our stores, and securing affinity and other corporate partnerships.

•

Increase brand awareness to drive growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increasing membership in new and existing stores and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues to our National Advertising Fund (“NAF”), from which we spent over $31 million in 2016 alone to support our national marketing campaigns, our social media platforms and the development of local advertising materials. Under our current franchise agreement, franchisees are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.

•

Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement stipulates monthly royalty rates of 5% of monthly dues and annual membership fees, only 52% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2016, our average royalty rate was 3.66% compared to 2.05% in 2012. In addition to rising average royalty rates, total royalty revenue will continue to grow as we expand our franchise store base and increase franchise same store sales.

•

Grow sales from fitness equipment and related services.  Our franchisees are contractually obligated to purchase fitness equipment from us, and in international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. We expect our equipment sales to grow as our U.S. franchisees open new stores. In international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned stores. Additionally, all franchisees are required to replace their existing equipment with new equipment every four to seven years. As the number of franchise stores continues to increase and existing franchise stores continue to mature, we anticipate incremental growth in revenue related to the sale of equipment to U.S. franchisees and commissions on the sale of equipment to international franchisees. In addition, we believe that regularly refreshing equipment helps our franchise stores maintain a consistent, high-quality fitness experience and is one of the contributing factors that drives new member growth.

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

According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the U.S. health club industry generated approximately $25.8 billion in revenue in 2015. The industry is highly fragmented, with 36,130 clubs across the U.S. serving approximately 55 million members, according to IHRSA. In 2015, the U.S. health club industry grew by 4.8% in number of units and 2.2% in number of members compared to Planet Fitness, which grew by 22.4% and 20.0%, respectively. IHRSA data is not yet available for 2016, but Planet Fitness grew its number of stores by 16.8% and its number of members by 22.3% in 2016. Over the next five years, industry sources project that U.S. health club industry revenues will grow at an annualized rate of approximately 3%, primarily attributed to an increase in discretionary spending coupled with continued consumer awareness and public initiatives on the health benefits of exercise. We believe we are well-positioned to capitalize on these trends, and our impressive growth reinforces our distinct approach to fitness and broad demographic appeal.

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

All This for Only That. Planet Fitness monthly membership dues typically range from only $10 to $19.99 in the U.S. We pride ourselves on providing a high-quality experience at an exceptional value, not an “economy” fitness experience.

No Gymtimidation. Gymtimidation is any behavior that makes others feel intimidated or uncomfortable in our stores. Our policy is simple: Planet Fitness is an environment where members can relax, go at their own pace and be themselves without ever having to worry about being judged. Behaviors such as grunting, dropping weights or judging others are not allowed in our stores.

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

Membership

We make it simple for members to join, whether online or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our corporate store staff is not paid commissions based on membership sales but rather have the opportunity to earn a monthly bonus based primarily on store cleanliness, and we urge our franchisees to follow our lead. Our regional managers review our corporate stores multiple times per month for quality control, including generally one visit per month during which they evaluate store cleanliness based upon internally established criteria from which the monthly bonus is derived. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•	monthly membership dues of only $10 for our standard membership or, approximately $19.99 for PF Black Card members;
•	current standard annual fees of approximately $39; and
•	enrollment fees of approximately $0 to $59.

Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member gets to take part in Pizza Mondays and Bagel Tuesdays and gets free, unlimited fitness instruction, plus a T-shirt or other Planet Fitness items. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.

As of December 31, 2016, we had approximately 8.9 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 80% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit cards payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees. Due to our scale and negotiating power, we believe that our third party payment processors offer a competitive bundle of transaction pricing and support services to our franchisees while facilitating revenue collection by us.

Our stores

We had 1,313 stores system-wide as of December 31, 2016, of which 1,255 were franchised and 58 were corporate-owned, located in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location. Under signed ADAs, as of December 31, 2016, franchisees have committed to open more than 1,000 additional stores.

Franchisee-owned store count by location

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

Our stores are designed and outfitted to match our brand philosophy, with bright, bold purple and yellow color schemes and purple and yellow Planet Fitness-branded equipment and amenities. Our typical store is 20,000 square feet in single or multi-level retail space. Our stores generally include at least 75 to 100 pieces of co-branded cardio equipment, free weights, strength machines, a 30-minute circuit workout area, a small retail area and a drink cooler. For our PF Black Card members, our stores also generally feature a PF Black Card spa area with total body enhancement machines, massage beds or chairs and tanning.

Store model

Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Based on a historical survey of franchisees and management estimates, we believe that our franchise stores achieve store-level profitability in line with our corporate-owned store base. The stores included in this survey represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores. Our average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2012, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverages our fixed costs. In 2016, our corporate-owned stores had segment EBITDA margin of 39.0% and had AUVs of approximately $1.8 million with four-wall EBITDA margins of approximately 40%, or approximately 35% after applying the 5% royalty rate, to be comparable to a franchise store, under our current franchise agreement. Based on survey data and management analysis, franchisees have historically earned, and we believe can continue to earn, in their second year of operations, on average, a cash-on-cash return on unlevered (i.e., not debt-financed) initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. A franchisee’s initial investment includes fitness equipment purchased from us (or from our required vendors in the case of our franchisees in international markets) as well as costs for non-fitness equipment and leasehold improvements. The attractiveness of our franchise model is further evidenced by the fact that over 90% of our new stores in 2016 were opened by our existing franchisee base. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

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

Leases

We lease all of our corporate-owned stores and our corporate headquarters. Our store leases typically have initial terms of 10 years with two five-year renewal options, exercisable in our discretion. Our corporate headquarters is currently located at 26 Fox Run Road, Newington, New Hampshire and serve as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions, including finance, legal, marketing, technology, real estate, development and human resources. On October 18, 2016, we executed a lease for our new corporate headquarters at 4 Liberty Lane West, Hampton, New Hampshire, for an initial term of 15 years with one five-year renewal option, exercisable in our discretion. We anticipate moving into our new location prior to July 2017. We have the right to sublease our current corporate headquarters and are marketing the property actively. In the event we do not agree to a sublease, we will have to negotiate a buyout with our current landlord for the remaining term of our lease.

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We do not own or enter into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances.

Franchising

Franchising strategy

We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 31, 2016, there were 1,255 franchised Planet Fitness stores operated by approximately 180 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2016, 93% of all franchise stores were owned and operated by a franchisee group that owns at least three stores. However, while our largest franchisee owns 63 stores, only 18% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.

Area development agreements

An ADA specifies the number of Planet Fitness stores to be developed by the franchisee in a designated geographic area, and requires the franchisee to meet certain scheduled deadlines for the development and opening of each Planet Fitness store authorized by the ADA. If the franchisee meets those obligations and otherwise complies with the terms of the ADA, we agree not to, during the term of the ADA, operate or franchise new Planet Fitness stores in the designated geographic area. The franchisee must sign a separate franchise agreement with us for each Planet Fitness store developed under an ADA and that franchise agreement governs the franchisee’s right to own and operate the Planet Fitness store.

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

We currently require each franchisee to designate a responsible owner and an approved operator for each Planet Fitness store that will have primary management authority for that store. We require these franchisees to complete our initial and ongoing training programs, including minimum periods of classroom and on-the-job training.

Site selection and approval

Our stores are generally located in free-standing retail buildings or neighborhood shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) high visibility and accessibility, (ii) favorable traffic counts and patterns, (iii) availability of signage, (iv) ample parking or access to public transportation and (v) our targeted demographics. Our site analytics tools provide us with extensive demographic data and analysis that we use to review new and existing sites and markets for our corporate-owned stores and franchisees. We assess population density and drive time, current tenant mix, layout, potential competition and impact on existing Planet Fitness stores and comparative data based upon existing stores—all the way down to optimal ceiling heights and HVAC requirements. Our real estate team meets regularly to review sites for future development and follows a detailed review process to ensure each site aligns with our strategic growth objectives and critical success factors.

We help franchisees select sites and develop facilities in these stores that conform to the physical specifications for a Planet Fitness store. Each franchisee is responsible for selecting a site, but must obtain site approval from us. We primarily learn of new sites in two ways. First, we have a formal site-approval submission process for landlords and franchisees. Each site submitted to us is reviewed by a subcommittee of our real estate team for brand qualifications. Second, we proactively review real estate portfolios for appropriate sites that we may consider for corporate-owned stores or franchisee development, depending upon location. In 2016, we identified and evaluated a total of more than 2,000 sites on this basis.

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

In 2016, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 14 weeks. In addition, based upon this sample of 50 stores across a wide range of U.S. geographies, we estimate that franchisees’ typical unlevered (i.e., not debt-financed) investment in 2016 to open a new store was approximately $1.6 million. This amount includes fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from two general contractors that oversaw the construction of the 50 stores in the sample set. Additionally, this amount includes an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies.

Franchisee support

We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. Our franchise model is streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources. Our strong and long-lasting partnership with our franchisees is reflected in the fact that over 90% of our new stores in 2016 were opened by our existing franchisee base.

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

Operational support and communication.  We believe spending quality time with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we often attend franchisees’ presales and grand openings, and we host franchisee meetings each year, known as “PF Huddles.” We also communicate regularly with our entire franchisee base to keep them informed, and we have hosted an Annual Franchise Conference every year that is geared towards franchisees and their operations teams.

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

Compliance with brand standards—Brand Excellence

We have dedicated Brand Excellence and franchise operations teams focused on ensuring that our franchise stores adhere to brand standards and providing ongoing assistance, training and monitoring to those franchisees that have difficulty meeting those standards. We generally perform a detailed Brand Excellence review on each franchise store within 30 to 60 days of opening, and each franchise store is generally reviewed at least once per year thereafter. In 2016, our teams performed approximately 1,000 franchise store reviews covering all franchise ownership groups.

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

Marketing spending

National advertising.  We support our franchisees both at a national and local level. We manage the U.S. NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital and social media. Our current U.S. and Canadian franchise agreement requires franchisees to contribute 2% of their monthly EFT to the NAF and Canadian advertising fund, respectively. Since the NAF was founded in September 2011, it has enabled us to spend approximately $107 million to increase national brand awareness, including over $31 million in 2016. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

Local marketing.  Our current franchise agreement requires franchisees to spend 7% of their monthly EFT on local marketing to support branding efforts and promotional sale periods throughout the year. In situations where multiple ownership groups exist in a geographic area, we have the ability to require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned stores contribute to, and participate in, regional marketing cooperatives with franchisees where practical. All franchise stores are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their stores on a local level. These methods typically include media vehicles that are effective on a local level, including direct mail, outdoor (including billboards), television, radio and digital advertisements and local partnerships and sponsorships.

Media partnerships

Given our scale and marketing resources through our national advertising fund, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. We recognized the value of these media partnerships through our five-year partnership with “The Biggest Loser,” a popular television show running on NBC where competitors strive to lose weight and learn to live a healthier lifestyle. We showcased the power of our Judgement Free Zone by enabling everyday people (including those who may have never considered joining a gym before) to achieve healthier lifestyles. For the past two years, we have been the presenting sponsor of “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest.” This has allowed us to showcase the Planet Fitness brand and our judgement-free philosophy to over a billion people worldwide each year.

Judgement Free Generation

The Judgement Free Generation is Planet Fitness’ philanthropic initiative designed to combat the judgement and bullying faced by today’s youth by creating a culture of kindness and encouragement. With our Judgement Free Zone and No Gymtimidation principles as a solid foundation, The Judgement Free Generation aims to empower a generation to grow up contributing to a more judgement free planet— a place where everyone feels accepted and like they belong.

We have partnered with Boys & Girls Clubs of America and STOMP Out Bullying, to make a meaningful impact on the lives of today's youth. Together with our franchisees, Planet Fitness has donated more than $1.4 million to support anti-bullying, pro-kindness initiatives.

Competition

In a broad sense, because many of our members are first-time or occasional gym users, we believe we compete with both fitness and non-fitness consumer discretionary spending alternatives for members’ and prospective members’ time and discretionary resources.

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

Suppliers

Franchisees are required to purchase fitness equipment from us (or our required vendors in the case of franchisees located in international markets) and are required to purchase various other items from vendors that we approve. We sell equipment purchased from third-party equipment manufacturers to franchise stores in the U.S. We also have one approved supplier of tanning beds, one approved supplier of massage beds and chairs, and various approved suppliers of non-fitness equipment and miscellaneous items such as paper towels and t-shirts. These vendors arrange for delivery of products and services directly to franchise stores. From time to time, we re-evaluate our supply relationships to ensure we obtain competitive pricing and high-quality equipment and other items.

Employees

As of December 31, 2016, we employed 754 employees at our corporate-owned stores and 209 employees at our corporate headquarters located at 26 Fox Run Road, Newington, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.

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

Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our headquarters. These include third-party hosted systems that support our real estate and construction processes, a third-party hosted financial system, a third-party hosted data warehouse and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, and financial analysis and forecasting, a third-party hosted payroll system, on premise telephony systems and a third-party hosted call center software solution to manage and track member-related requests.

We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications. In 2016, we continued our multi-phased project that we started in 2015 to replace our existing franchise management system and consolidate several back-office systems, onto a third-party hosted platform to drive greater cross-system integration and efficiency and provide a scalable platform to support our growth plans. We made substantial progress throughout 2016 on this project, further automating and consolidating franchise support processes, and expect to continue investing resources to complete the initial phase of this project in 2017. We expect that we will continue to have smaller, focused projects for our franchise management system to support the changing needs of our business.

We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems, enhance security and optimize their performance.

Intellectual property

We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “PE@PF,” “No Lunks,” “PF Black Card,” “No Gymtimidation,” “You Belong,” “Judgement Free Generation” and various other marks. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and vigorously oppose any unauthorized use of the marks.

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

We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in over 20 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination, and franchisees’ right to associate, among others. In addition, we and our franchisees may also be subject to laws in other foreign countries (including the Dominican Republic) where we or they do business.

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

We and our franchisees are responsible at stores we each operate for compliance with U.S. state laws and Canadian provincial laws that regulate the relationship between health clubs and their members. Nearly all states and provinces have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, or preclude automatic membership renewals.

We and our franchisees primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts, and, therefore, we and our franchisees are subject to federal, state and provincial laws legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, Massachusetts and Tennessee, have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association (“NACHA”) and the Canadian Payments Association. Federal, state, provincial and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases.

Many of the states and provinces where we and our franchisees operate stores have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition, U.S. federal healthcare legislation signed into law in March 2010 contains a 10% excise tax on indoor tanning services. Under the rule promulgated by the IRS imposing the tax, a portion of the cost of memberships that include access to our tanning services are subject to the tax.

Our organizational structure

Planet Fitness, Inc. is a holding company, and its principal asset is an equity interest in the membership units (“Holdings Units”) in Pla-Fit Holdings, LLC (“Pla-Fit Holdings”).

We are the sole managing member of Pla-Fit Holdings. We operate and control all of the business and affairs of Pla-Fit Holdings, and we hold 100% of the voting interest in Pla-Fit Holdings. As a result, we consolidate Pla-Fit Holdings’ financial results and report a non-controlling interest related to the Holdings Units not owned by us. See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information.

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

A substantial portion of our revenues come from royalties, which are generally based on a percentage of monthly membership dues and annual fees at our franchise stores, other fees and commissions generated from activities associated with our franchisees and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2016, we had approximately 180 franchisee groups operating 1,255 stores. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.

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

Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store members’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

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

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2016, our franchisees opened 195 stores, compared to 206 stores in 2015, 169 stores in 2014 and 148 stores in 2013. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.

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

We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our stores and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain and store member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Furthermore, in 2015, we migrated our point-of-sale system from a proprietary, third-party hosted system to a commercially available, third-party hosted system. Although the migration is complete, in the future there may be unforeseen issues, bugs, data inconsistencies, outages, changes in business processes, and other interruptions that could impact our business. If we need to move to a different third-party system, our operations, including EFT drafting, could be interrupted. Our ability to efficiently and effectively manage our franchisee and corporate-owned stores depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected.

If we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card and bank account information, our reputation and business could be materially and adversely affected.

In the ordinary course of business, we and our franchisees collect, transmit and store member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees, and others. The integrity and protection of member and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.

Additionally, the collection, maintenance, use, disclosure and disposal of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and provincial levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Federal, state, provincial and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of personally identifiable information that are housed in one or more of our franchisees’ databases or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.

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

Our target market is average people seeking regular exercise and people who are new to fitness. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to stores, and membership levels may materially decline over time, especially at stores in operation for an extended period of time. Members may cancel their memberships at any time after giving proper advance written notice, subject to an initial minimum term applicable to certain memberships. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our stores and may be more likely to cancel their membership. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly membership dues due to inflation, direct and indirect competition in our industry, and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing stores, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operations and financial condition.

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

We and our franchisees currently operate stores in 48 states, Puerto Rico, Canada and the Dominican Republic, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets. We intend to continue opening new franchise stores in our existing markets as part of our growth strategy, some of which may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.

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

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for nearly 5% of our total stores and another large franchisee group accounts for over 4% of our total stores. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.

The high level of competition in the health and fitness industry could materially and adversely affect our business.

We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate in the future. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition.

Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.

Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2016 over 20% of our new members joined online through our websites. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, our ability to serve our members and grow our brand would be interrupted. If any of these events occur, it could have a material adverse effect on our business and operating results.

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

We believe our brand and related intellectual property are important to our continued success. We seek to protect our trademarks, trade names, copyrights and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult, and the steps we take may not prevent misappropriation, infringement or other violations of our intellectual property. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third party misappropriates, dilutes or infringes our intellectual property, the value of our brands may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.

We may also from time to time be required to initiate litigation to enforce our trademarks, service marks and other intellectual property. Third parties may also assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights.

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

A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2017,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our business and revenues.

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

We are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the Federal Trade Commission (the “FTC”) that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in FDD. In addition, we are subject to state franchise sales laws in approximately 14 states that regulate the offer and sale of franchises by requiring us to make a franchise filing or obtain franchise registration prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in over 20 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.

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

In addition, from time to time, government agencies and other regulatory authorities have shown an interest in taking investigative or regulatory action with respect to tanning services. For example, we reached a settlement with the New York Office of the Attorney General (“OAG”) in November 2015 in connection with allegations that in the spring of 2013, seven of the approximately 80 independently owned and operated Planet Fitness franchise locations in New York at the time had violated certain state laws related to tanning advertising, signage, paperwork, and eyewear. Upon being alerted to these alleged violations, we re-emphasized to all franchisees that they are contractually required to operate their businesses in compliance with all applicable laws and regulations. Although we understand that the OAG’s investigation was part of a larger initiative with respect to tanning salons and other providers of tanning services and do not believe that the settlement will have a material adverse effect on us, publicity regarding the OAG’s initiative could influence public perception of the tanning services we offer and of the benefits of our PF Black Card membership.

Risks related to our indebtedness

As of December 31, 2016, we had total indebtedness of $716.7 million and our substantial indebtedness could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2016, we had total indebtedness of $716.7 million, gross of deferred financing costs. Subject to the restrictions contained in our senior secured credit facility applicable to our subsidiary Planet Fitness Holdings, LLC, as borrower, and its restricted subsidiaries and its parent Planet Intermediate, LLC, as guarantors, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

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

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have proportionately less indebtedness;
•	increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•	increase our exposure to rising interest rates because our borrowings are at variable interest rates;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
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

Our senior secured credit facility includes a London Inter-Bank Offered Rates (“LIBOR”) floor of 0.75% in respect of the term loans. If the specified LIBOR rate increases above 0.75% floor for the term loans, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. An increase of 0.125% over the 0.75% floor for the term loans previously mentioned would result in an approximate increase of $0.9 million in our annual interest expense associated with our senior secured credit facilities.

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

Risks related to our organizational structure

We will be required to pay certain of our existing and previous owners for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.

Future and certain past exchanges of Holdings Units for shares of our Class A common stock (or cash) are expected to produce and have produced favorable tax attributes for us. We are a party to two tax receivable agreements. Under the first of those agreements, we are generally required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC (the “TRA Holders”) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of our Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the “Direct TSG Investors”) 85% of the amount of cash savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units that we hold in respect of the Direct TSG Investors’ interest in us, which resulted from the Direct TSG Investors’ purchase of interests in our 2012 acquisition (the “2012 Acquisition”) by investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings.

The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $994.0 million over the remaining term of the tax receivable agreements based on a price of $20.10 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 30, 2016) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $844.9 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. See “—Certain Relationships and Related Party Transactions, and Director Independence—Tax receivable agreements.” Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales by the TRA Holders, the price of our Class A common stock at the time of the sales, whether such sales are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest. Payments under the tax receivable agreements are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest (generally calculated using one-year LIBOR), depending on the tax receivable agreements and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. The tax receivable agreements provide for interest, at a rate equal to one-year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreements. In addition, under certain circumstances where we are unable to make timely payments under the tax receivable agreements, the tax receivable agreements provide for interest to accrue on unpaid payments, at a rate equal to one-year LIBOR plus 500 basis points.

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

Our principal asset is our ownership of Holdings Units in Pla-Fit Holdings. As such, we have no independent means of generating revenue. Pla-Fit Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its Holdings Units, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Pla-Fit Holdings, and also incur expenses related to our operations. Pursuant to the limited liability company agreement of Pla-Fit Holdings that was amended and restated in connection with our initial public offering (the “New LLC Agreement”), Pla-Fit Holdings makes cash distributions to the owners of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings have been insufficient. In addition to tax expenses, we also incur expenses related to our operations, including payment obligations under the tax receivable agreements, which are significant. We have caused Pla-Fit Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including ordinary course payments due under the tax receivable agreements. However, its ability to make such distributions in the future will be subject to various limitations and restrictions, including contractual restrictions under our senior secured credit facility. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the tax receivable agreements), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 500 basis points until paid.

In certain cases, payments under the tax receivable agreements to our TRA Holders may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

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

As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2016, based on a share price of $20.10 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 30, 2016) and a discount rate equal to 2.69%, we estimate that we would have been required to pay $655.2 million in the aggregate under the tax receivable agreements. See “Certain Relationships and Related Party Transactions, and Director Independence—Tax receivable agreements.”

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

As a result of potential differences in the amount of net taxable income allocable to us and to the owners of Holdings Units other than Planet Fitness, Inc. (the “Continuing LLC Owners”), as well as the use of an assumed tax rate in calculating Pla-Fit Holdings’ distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreements. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Pla-Fit Holdings, the Continuing LLC Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Holdings Units.

We will not be reimbursed for any payments made to the TRA Holders or the Direct TSG Investors under the tax receivable agreements in the event that any tax benefits are disallowed.

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

We are subject to income taxes in the United States and Canada, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

We are an emerging growth company, as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to another three years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700.0 million as of the end of the second fiscal quarter in any fiscal year before that time or if we have total annual gross revenues of $1.0 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following fiscal year end, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time we would cease to be an emerging growth company immediately. If some investors find our Class A common stock less attractive as a result of our being an emerging growth company, there may be a less active trading market for our Class A common stock, and our share price may be more volatile.

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

Following the September 2016 secondary offering, we ceased to be a “controlled company” under NYSE rules. However, TSG continues to have significant influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

Following the September 2016 secondary offering, TSG ceased to own a majority of the voting power of our outstanding Class A common stock. As a result, we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards. However, because investment funds affiliated with TSG control 31.3% of the voting power of our common stock, TSG continues to have the ability to strongly influence or effectively control certain corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. TSG’s interests may not align with the interests of our other stockholders. TSG is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. TSG may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

In addition to TSG’s beneficial ownership of a substantial percentage of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

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

•	limitations on the ability of stockholders to call special meetings and to take action by written consent; and
•

the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause.

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

Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our organizational structure, including the tax receivable agreements, confers certain benefits upon the TRA Holders and the Continuing LLC Owners that do not benefit Class A common stockholders to the same extent as it will benefit the TRA Holders and the Continuing LLC Owners.

Our organizational structure, including the tax receivable agreements, confers certain benefits upon the TRA Holders and the Continuing LLC Owners that do not benefit the holders of our Class A common stock to the same extent. The tax receivable agreement with the Direct TSG Investors also confers benefits upon the Direct TSG Investors that are not shared with other holders of Class A common stock. Although we retain 15% of the amount of tax benefits conferred under the tax receivable agreements, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, because of our status as an emerging growth company, you cannot depend on any attestation from our independent registered public accountants as to our internal control over financial reporting.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to document and test our internal control over financial reporting and furnish a report by management assessing the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2016. This assessment includes disclosure of any material weakness identified by our management in our internal control over financial reporting. In addition, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to disclose significant changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the date we are no longer an emerging growth company if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, if our independent registered public accounting firm concluded that our internal control over financial reporting was not effective due to the existence of one or more material weaknesses in internal control, it would issue an adverse opinion on the effectiveness of our internal control over financial reporting.

If we identify a material weakness in our internal control over financial reporting, there can be no assurance that we will be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance with our reporting obligations. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the NYSE, on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Since our initial public offering (the “IPO”), the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $25.10 on November 14, 2016. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Newington, New Hampshire and consists of approximately 24,400 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions. On October 18, 2016 we executed a lease for our new corporate headquarters in a building consisting of approximately 68,700 sq. ft. of office space located at 4 Liberty Lane West, Hampton, New Hampshire for an initial term of 15 years with one five-year renewal option, exercisable in our discretion. We anticipate moving into our new headquarters prior to July, 2017. We have the right to sublease our current corporate headquarters and are marketing the property actively. In the event we do not agree to a sublease, we will have to negotiate a buyout with our current landlord for the remaining term of our lease.

Corporate-Owned Stores

We lease all of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. The following table lists all of our corporate-owned store counts by state/province as of December 31, 2016:

State/Province	Store Count
New York	16
Pennsylvania	15
New Hampshire	14
New Jersey	3
California	3
Massachusetts	3
Ontario	2
Colorado	1
Delaware	1

Franchisee Stores

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We do not own or enter into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances. As of December 31, 2016, we had 1,255 franchisee-owned stores in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic.

Item 3. Legal Proceedings.

On July 7, 2015, we received a letter from counsel to Michael Grondahl, a founder and former CEO of the Company, expressing Mr. Grondahl’s view that the non-competition agreement Mr. Grondahl signed in connection with the acquisition of Pla-Fit Holdings Units from Mr. Grondahl and others by investment funds affiliated with TSG in 2012 may not be enforceable. Mr. Grondahl’s non-compete agreement expires in November 2017. In addition, Mr. Grondahl expressed concerns with the separation agreement executed by Mr. Grondahl when he resigned as CEO and as an employee of the Company in January 2013, as well as the valuation agreed to in the unit purchase agreement executed in October 2013 pursuant to which Mr. Grondahl sold his remaining Holdings Units to TSG. Finally, Mr. Grondahl expressed his desire to be excused from certain indemnification obligations he agreed to in connection with the 2012 Acquisition. We and TSG believe that Mr. Grondahl’s claims are without merit and intend to vigorously contest any claims that may be made by Mr. Grondahl. In addition, we and TSG have initiated arbitration proceedings to resolve Mr. Grondahl’s claims as provided in the unit purchase agreement. We do not expect this matter to have a material adverse effect on our business, results of operations or financial condition.

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

The table below shows the highest and lowest prices paid per share for our Class A common stock for the quarters since our IPO.

	Highest	Lowest
Fiscal 2015
Third quarter (from August 6)	$20.68	$13.65
Fourth quarter	$17.34	$14.50

Fiscal 2016
First quarter	$16.38	$13.23
Second quarter	$19.62	$14.86
Third quarter	$23.41	$18.55
Fourth quarter	$25.10	$19.17

Holders of Record

As of March 1, 2017, there were five stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of March 1, 2017 there were 16 stockholders of record of our Class B common stock. All shares of Class B common stock are owned by TSG, current or former directors and management of the Company, and there is no public market for these shares.

Dividend Policy

During 2016, we declared and paid a special dividend of $2.78 per share to our Class A common stock holders of record as of November 10, 2016. We do not currently anticipate that we will pay any cash dividends on our Class A common stock in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant

Performance Graph

The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2016, relative to the performance of the S&P 500 Index and the Russell 2000. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.

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

	August 6, 2015	December 31, 2015	December 31, 2016
Planet Fitness Inc.	$100.00	$97.69	$125.63
S&P 500 Index	100.00	98.10	107.45
Russell 2000 (Total Return) Index	100.00	93.42	111.62

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2016.

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

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial and other data for the periods indicated. The terms “Predecessor” and “Successor” used below and throughout this Form 10-K refer to the periods prior and subsequent to our 2012 Acquisition, respectively. The selected historical consolidated financial data as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this report.

The selected historical consolidated financial data set forth below as of December 31, 2014, 2013 and 2012 and for the year ended December 31, 2013 and the periods from January 1, 2012 to November 7, 2012 (Predecessor) and November 8, 2012 to December 31, 2012 (Successor) have been derived from our audited consolidated financial statements not included in this report.

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

	Years ended December 31,				Combined year ended December 31,	Period from November 8, 2012 through December 31,	Period from January 1, 2012 through November 7,
(in thousands, except per share data)	2016	2015	2014	2013	2012	2012	2012
Consolidated statement of operations data:	(Successor)	(Successor)	(Successor)	(Successor)	(Unaudited)(1)	(Successor)	(Predecessor)
Revenue:
Franchise revenue	$97,374	$71,762	$58,001	$33,684	$25,709	$4,420	$21,289
Commission income	19,114	16,323	13,805	10,473	9,026	1,837	7,189
Franchise segment	116,488	88,085	71,806	44,157	34,735	6,257	28,478
Corporate-owned stores segment	104,721	98,390	85,041	67,364	49,182	8,822	40,360
Equipment segment	157,032	144,062	122,930	99,488	75,770	26,708	49,062
Total revenue	378,241	330,537	279,777	211,009	159,687	41,787	117,900
Operating costs and expenses:
Cost of revenue	122,317	113,492	100,306	81,353	62,544	21,480	41,064
Store operations	60,121	57,485	49,476	41,692	34,331	5,950	28,381
Selling, general and administrative	50,008	55,573	35,121	23,118	22,108	2,633	19,475
Depreciation and amortization	31,502	32,158	32,341	28,808	12,635	6,959	5,676
Other (gain) loss	(1,369)	(273)	994	-	(1,921)	-	(1,921)
Total operating costs and expenses	262,579	258,435	218,238	174,971	129,697	37,022	92,675
Income from operations	115,662	72,102	61,539	36,038	29,990	4,765	25,225
Other income (expense), net:
Interest expense, net(2)	(27,125)	(24,549)	(21,800)	(8,912)	(3,782)	(2,430)	(1,352)
Other income (expense)	1,371	(275)	(1,261)	(694)	(96)	(125)	29
Total other expense, net	(25,754)	(24,824)	(23,061)	(9,606)	(3,878)	(2,555)	(1,323)
Income before income taxes	89,908	47,278	38,478	26,432	26,112	2,210	23,902
Provision for income taxes	18,661	9,148	1,183	633	712	56	656
Net income	71,247	38,130	37,295	25,799	25,400	2,154	23,246
Less net income attributable to non-controlling interests	49,747	19,612	487	361	1,047	32	1,015
Net income attributable to Planet Fitness, Inc.	$21,500	$18,518	$36,808	$25,438	$24,353	$2,122	$22,231

Net income per share of Class A common stock:
Basic & diluted	$0.50	$0.11

Cash dividends declared per Class A common share	$2.78	$-

Consolidated statement of cash flows data:
Net cash provided by operating activities	$108,817	$81,663	$79,405	$66,943	$43,058	$12,481	$30,577
Net cash used in investing activities	(14,694)	(19,161)	(54,362)	(7,137)	(232,900)	(216,156)	(16,744)
Net cash (used in) provided by financing activities	(85,183)	(74,240)	(12,952)	(37,994)	186,643	192,441	(5,798)

Consolidated balance sheet data:
Cash and cash equivalents	$40,393	$31,430	$43,291	$31,267	n/a	$9,455	n/a
Property and equipment, net	61,238	56,139	49,579	33,766	n/a	32,747	n/a
Total assets	1,001,442	699,177	601,982	556,573	n/a	552,564	n/a
Total debt and capital lease obligations, excluding deferred financing costs	716,654	492,320	387,496	184,460	n/a	201,819	n/a
Total (deficit) equity	(214,755)	(1,080)	151,749	321,915	n/a	316,639	n/a

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

(2)	Interest expense in 2016 and 2014 included $0.6 million and $4.7 million, respectively, for the loss on extinguishment of debt.

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

As of December 31, 2016, we had approximately 8.9 million members and 1,313 stores in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,313 stores, 1,255 are franchised and 58 are corporate-owned.

As of December 31, 2016, we had 1,255 franchisee-owned stores and had commitments to open more than 1,000 new stores under existing ADAs. Of the 58 existing corporate-owned stores as of December 31, 2016, eight of these stores were acquired from a franchisee on March 31, 2014.

Composition of Revenues, Expenses and Cash Flows

Revenues

We generate revenue from three primary sources:

•

Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 31%, 27% and 26% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Royalty revenue, which represents royalties paid by franchisees based on the franchisee-owned stores’ monthly and annual membership billings, is recognized on a monthly basis over the term of the franchise agreement. Franchise fees, which include fees under ADAs, are recognized when we have substantially completed all of our performance obligations, which is generally at or near the store opening date. Placement revenue includes amounts we charge our franchisees for assembling and placing cardio and strength equipment at franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the services at the franchisee stores. Other fees includes online member join fees we receive from franchisees related to processing transactions for new members joining franchisee-owned stores through the Company’s website and billing transaction fees we receive from franchisees related to franchisee membership billing processing through our third-party hosted point-of-sale system. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores through EFT transactions and the billing transaction fees we receive are based upon the number of transactions processed. Our royalties and other fees are deducted from these membership billings and remitted to us by the processor prior to the net billings being remitted to the franchisees. Commission income is generated from activities related to our franchisees, including purchases of merchandise, promotional materials and store fixtures by our franchisees from third-party vendors. Beginning in 2015, commission income also included commissions earned on equipment sales by third-party vendors to franchisees in international locations. These commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

•

Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 28%, 30%, and 30% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, 96% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance. Membership dues and fees are earned and recognized over the membership term. Enrollment fees are recognized ratably over the estimated duration of the membership. Annual fees are recognized ratably over the 12-month membership period. Retail sales are recognized at the point of sale.

•

Equipment segment revenue: Includes equipment revenue for new U.S. franchisee-owned stores as well as replacement equipment for U.S. existing franchisee-owned stores. Franchisee-owned stores are required to replace their equipment every four to seven years based on the life of the specific equipment. This source of revenue comprised 41%, 43% and 44% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Equipment revenue is recognized when the equipment is delivered, assembled, and accepted by the franchisee.

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

•

Selling, general and administrative expenses: Consists of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities, including costs to support equipment placement and assembly services. These costs primarily consist of payroll, IT-related, marketing, legal and accounting expenses.

Cash flows

We generate a significant portion of our cash flows from monthly membership dues, royalties and various fees and commissions related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties and certain other fees, through our third-party hosted system-wide point-of-sale system. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st of the second month following the month in which the membership agreement was signed. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.

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

Recent Transactions

On November 22, 2016, we completed a secondary offering (the “November Secondary Offering”) pursuant to which the Direct TSG Investors and participating Continuing LLC Owners sold an aggregate of 15,000,000 shares of Class A common stock at a price of $23.22 per share. The Company did not receive any proceeds from the sale of shares of our Class A common stock offered in the November Secondary Offering.

On November 10, 2016, the Company declared a special cash dividend of $2.78 per share which was paid on December 5, 2016 to the Class A common stock holders of record as of November 22, 2016. The dividend, which together with other dividend equivalent payments (including payments of $2.78 per unit to Continuing LLC Owners), resulted in an aggregate cash payment of $271.0 million.

On November 10, 2016, we executed the second amendment to our senior secured credit agreement to a) decrease the interest rate spread on our term loan by 25 basis points, b) increase the aggregate principal amount of the term loans by $230.0 million to $718.5 million, and c) increase the aggregate revolving commitments by $35.0 million to $75.0 million.

On September 28, 2016, we completed a secondary offering (the “September Secondary Offering”) pursuant to which the Direct TSG Investors and participating Continuing LLC Owners sold an aggregate of 8,000,000 shares of Class A common stock at a price of $19.62 per share. The Company did not receive any proceeds from the sale of shares of our Class A common stock offered in the September Secondary Offering.

On June 28, 2016, we completed a secondary offering (the “June Secondary Offering”) pursuant to which the Direct TSG Investors and participating Continuing LLC Owners sold an aggregate of 11,500,000 shares of Class A common stock at a price of $16.50 per share. The Company did not receive any proceeds from the sale of shares of our Class A common stock offered in the June Secondary Offering.

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

See Note 20 to our consolidated financial statements included elsewhere in this Form 10-K for our total revenues, income from operations and net income for each of the quarters during the years ended December 31, 2016 and 2015.

Our Segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2016, 2015 and 2014. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Revenue
Franchise segment	$116,488	$88,085	$71,806
Corporate-owned stores segment	104,721	98,390	85,041
Equipment segment	157,032	144,062	122,930
Total revenue	$378,241	$330,537	$279,777

Segment EBITDA
Franchise segment	$97,256	$66,030	$53,109
Corporate-owned stores segment	40,847	36,070	31,705
Equipment segment	36,439	31,936	26,447
Corporate and other	(26,007)	(30,051)	(18,642)
Total Segment EBITDA(1)	$148,535	$103,985	$92,619

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total

Year Ended December 31, 2016:
Income from operations	$88,756	$24,829	$28,482	$(26,405)	$115,662
Depreciation and amortization	8,538	15,882	6,203	879	31,502
Other income (expense)	(38)	136	1,754	(481)	1,371
Segment EBITDA(1)	$97,256	$40,847	$36,439	$(26,007)	$148,535

Year Ended December 31, 2015:
Income from operations	$57,442	$19,738	$25,725	$(30,803)	$72,102
Depreciation and amortization	8,544	17,232	6,211	171	32,158
Other income (expense)	44	(900)	—	581	(275)
Segment EBITDA(1)	$66,030	$36,070	$31,936	$(30,051)	$103,985

Year Ended December 31, 2014:
Income from operations	$44,500	$14,154	$20,235	$(17,350)	$61,539
Depreciation and amortization	8,609	17,388	6,212	132	32,341
Other income (expense)	—	163	—	(1,424)	(1,261)
Segment EBITDA(1)	$53,109	$31,705	$26,447	$(18,642)	$92,619

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees from members (which we refer to as system-wide sales), the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, average royalty fee percentages for franchisee-owned stores, monthly PF Black Card membership penetration percentage, EBITDA, Adjusted EBITDA, Segment EBITDA, four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP Financial Measures” below for our definition of EBITDA, Adjusted EBITDA, four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, and a reconciliation of adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated in accordance with GAAP.

Total monthly dues and annual fees from members (system-wide sales)

We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement.

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Franchisee-owned stores:
Stores operated at beginning of period	1,066	863	704
New stores opened	195	206	169
Stores debranded, sold or consolidated(1)	(6)	(3)	(10)
Stores operated at end of period	1,255	1,066	863
Corporate-owned stores:
Stores operated at beginning of period	58	55	45
New stores opened	—	3	2
Stores acquired from franchisees	—	—	8
Stores operated at end of period	58	58	55
Total stores:
Stores operated at beginning of period	1,124	918	749
New stores opened	195	209	171
Stores debranded, sold or consolidated(1)	(6)	(3)	(2)
Stores operated at end of period	1,313	1,124	918

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

In March 2015, we completed a migration to a new point-of-sale and billing system (“POS system”), which gives us enhanced control over membership billing practices across all stores and allows us to create mandatory requirements to discontinue the attempted billing of delinquent membership accounts. We believe these changes in our billing practices are beneficial to our brand by controlling collection practices on delinquent accounts and do not believe they will have a negative impact on net membership billings collected by our corporate-owned or franchisee-owned stores. However, we expect the changes in our billing practices, which commenced in the second quarter of 2015, to cause our royalties to be lower due to earlier terminations of billings of certain delinquent accounts upon which we previously received royalty payments. While we do not believe that the impact on our royalties in the future will be material, these new billing practices have negatively impacted our same store sales metrics during 2016 as monthly EFT in 2016 included fewer delinquent membership accounts. Due in part to certain limitations of our prior POS system, we are unable to provide comparable same store sales data for prior periods had these changes in billing practices been implemented previously.

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

The following table shows our same store sales for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Same store sales growth:
Franchisee-owned stores	9.0%	8.3%	11.5%
Corporate-owned stores	4.9%	1.9%	5.4%
System-wide stores	8.8%	7.7%	10.8%

Number of stores in same store sales base:
Franchisee-owned stores	1,027	837	663
Corporate-owned stores	58	55	45
Total stores	1,085	892	716

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

Average royalty fee percentages for the franchisee-owned stores

The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a fixed monthly fee of $500 to a royalty of 5.4% of total monthly EFT and annual membership fees across our franchisee base. Our royalty fee has increased over time to a current rate of 5.0% for new franchisees in the U.S. and Canada, and 5.4% in the Dominican Republic.

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

We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, management fees, certain IT system upgrade costs, transaction fees, stock offering-related costs, IPO-related compensation expense, severance expense, pre-opening costs and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. Four-wall EBITDA is an assessment of store-level profitability for stores included in the same-store-sales base, which adjusts for certain administrative and other items that we do not consider in our evaluation of store-level performance.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Net income	$71,247	$38,130	$37,295
Interest expense, net (1)	27,125	24,549	21,800
Provision for income taxes	18,661	9,148	1,183
Depreciation and amortization	31,502	32,158	32,341
EBITDA	148,535	103,985	92,619
Purchase accounting adjustments-revenue (2)	487	713	534
Purchase accounting adjustments-rent (3)	861	893	987
Management fees (4)	—	1,899	1,211
IT system upgrade costs (5)	—	3,901	1,228
Transaction fees (6)	3,001	—	552
Stock offering-related costs (7)	2,604	7,697	687
IPO-related compensation expense(8)	—	6,155	—
Severance costs (9)	423	—	—
Pre-opening costs (10)	—	793	1,676
Loss on reacquired franchise rights (11)	—	—	1,293
Equipment discount (12)	(1,754)	—	—
Contractual indemnification receivable(13)	(2,772)	—	—
Other (14)	(768)	(2,550)	(238)
Adjusted EBITDA	$150,617	$123,486	$100,549
(1)	Includes $0.6 million and $4.7 million of loss on extinguishment of debt in the years ended December 31, 2016 and 2014, respectively.
(2)

Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2016, 2015 and 2014, these amounted to $487, $713 and $1,329, respectively, representing the amount of additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting. In connection with the March 31, 2014 acquisition of eight franchisee-owned stores, the adjustments above include the reversal of revenue recognized in accordance with GAAP subsequent to the acquisition for which the corresponding cash was received by the previous owner prior to our acquisition of the stores. This adjustment is a decrease of $795 for the year ended December 31, 2014.

(3)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $475, $415 and $492 in the years ending December 31, 2016, 2015 and 2014, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $386, $478 and $495 for the years ending December 31, 2016, 2015 and 2014, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(4)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, including a $1.0 million termination fee in the year ended December 31, 2015.

(5)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(6)	Represents transaction fees and expenses related to the amendment of our credit facility in the year ended December 31, 2016 and to business acquisitions in the year ended December 31, 2014.
(7)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(8)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(9)	Represents severance expense recorded in connection with an equity award modification.
(10)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(11)

Represents the impact of the recording of a one-time, non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of eight franchisee owned stores on March 31, 2014. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the required franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(12)

Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that is no longer expected to be utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(13)

Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

(14)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2016, the net gain primarily related to proceeds received from an insurance settlement. In 2015, the gain related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In 2014, this gain was related to restoration and business interruption costs from the flood that occurred in our Bayshore, New York store in August 2014.

As a result of the recapitalization transactions that occurred prior to our IPO, the New LLC Agreement designated Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As the sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as of January 1, 2014. In addition, Adjusted net income assumes all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted is calculated by dividing Adjusted net income by the total weighted-average shares of Class A common stock outstanding as though the IPO had occurred and those shares were outstanding for each period presented and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe Adjusted net income and Adjusted net income per share, diluted supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable GAAP measure, and the computation of Adjusted net income per share, diluted are set forth below.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income	$71,247	$38,130	$37,295
Provision for income taxes, as reported	18,661	9,148	1,183
Purchase accounting adjustments-revenue (1)	487	713	534
Purchase accounting adjustments-rent (2)	861	893	987
Management fees (3)	—	1,899	1,211
IT system upgrade costs (4)	—	3,901	1,228
Transaction fees (5)	3,001	—	552
Stock offering-related costs (6)	2,604	7,697	687
IPO-related compensation expense (7)	—	6,155	—
Severance costs (8)	423	—	—
Pre-opening costs (9)	—	793	1,676
Loss on reacquired franchise rights (10)	—	—	1,293
Equipment discount (11)	(1,754)	—	—
Contractual indemnification receivable(12)	(2,772)	—	—
Other (13)	(450)	(2,550)	(238)
Purchase accounting amortization (14)	19,371	21,067	23,201
Adjusted income before income taxes	$111,679	$87,846	$69,609
Adjusted income taxes (15)	44,113	34,611	27,426
Adjusted net income	$67,566	$53,235	$42,183
Adjusted net income per share, diluted	$0.69	$0.54
Adjusted weighted-average shares outstanding, diluted (16)	98,611	98,710

(1)

Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2016, 2015 and 2014, these amounted to $487, $713 and $1,329, respectively, representing the amount of additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting. In connection with the March 31, 2014 acquisition of eight franchisee-owned stores, the adjustments above include the reversal of revenue recognized in accordance with GAAP subsequent to the acquisition for which the corresponding cash was received by the previous owner prior to our acquisition of the stores. This adjustment is a decrease of $795 for the year ended December 31, 2014.

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $475, $415 and $492 in the years ending December 31, 2016, 2015 and 2014, respectively, reflect the difference between the higher rent expense recorded in accordance with US GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $386, $478 and $495 for the years ending December 31, 2016, 2015 and 2014, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, including a $1.0 million termination fee in the year ended December 31, 2015.

(4)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(5)

Represents transaction fees and expenses related to the amendment of our credit facility in the year ended December 31, 2016 and primarily related to business acquisitions in the year ended December 31, 2014.

(6)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(7)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(8)	Represents severance expense recorded in connection with an equity award modification.
(9)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(10)

Represents the impact of the recording of a one-time, non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of eight franchisee owned stores on March 31, 2014. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the required franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(11)

Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that is no longer expected to be utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(12)

Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

(13)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2016, the net gain primarily related to proceeds received from an insurance settlement, partially offset by accelerated depreciation expense taken on our headquarters in preparation for moving to a new building. In 2015, the gain related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In 2014, this gain was related to restoration and business interruption costs from the flood that occurred in our Bayshore, New York store in August 2014.

(14)

Includes $16,873, $17,922 and $19,681 of amortization of intangible assets, other than favorable leases, for the years ended December 31, 2016, 2015 and 2014, respectively recorded in connection with the 2012 Acquisition, which consisted of the purchase of interests in Pla-Fit Holdings by investment funds affiliated with TSG Consumer Partners, LLC and $2,498, $3,145 and $3,520 of amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014, respectively, created in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.

(15)

Represents corporate income taxes at an assumed effective tax rate of 39.5% for the year ended December 31, 2016, and 39.4% for the years ended December 31, 2015 and 2014 applied to adjusted income before income taxes.

(16)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
(in thousands, except per share amounts)	Amount	Weighted average shares, diluted	Per share, diluted
Net income attributable to Planet Fitness, Inc. (1)	$21,500	43,305	$0.50
Assumed exchange of shares (2)	49,747	55,306
Net Income	71,247
Adjustments to arrive at adjusted income before income taxes (3)	40,432
Adjusted income before income taxes	111,679
Adjusted income taxes (4)	44,113
Adjusted Net Income	$67,566	98,611	$0.69

(1)

Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2016 and the associated weighted average shares of Class A common stock outstanding (see Note 14 to our consolidated financial statements included elsewhere in this Form 10-K).

(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% applied to adjusted income before income taxes.

	Year Ended December 31, 2015
(in thousands, except per share amounts)	Amount	Weighted average shares	Per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$4,106	36,244	$0.11
Assumed exchange of shares(2)	19,348	62,466
Net income subsequent to the recapitalization transactions	23,454
Net income prior to the recapitalization transactions	14,676
Net Income	38,130
Adjustments to arrive at adjusted income before income taxes(3)	49,716
Adjusted income before income taxes	87,846
Adjusted income taxes(4)	34,611
Adjusted Net Income	$53,235	98,710	$0.54

(1)

Represents net income attributable to Planet Fitness, Inc. for the period from August 6, 2015 through December 31, 2015, the period following the recapitalization transactions and IPO, and the associated weighted average shares of Class A common stock outstanding (see Note 14 to our consolidated financial statements included elsewhere in this form 10-K).

(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.4% applied to adjusted income before income taxes.

The following table reconciles corporate-owned stores segment EBITDA to four-wall EBITDA for the year ended December 31, 2016:

	Year Ended December 31, 2016
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$104,721	$40,847	39.0%
Selling, general and administrative (1)	—	2,193
Impact of eliminations (2)	—	(1,628)
Purchase accounting adjustments (3)	—	861
Four-wall EBITDA	$104,721	$42,273	40.4%
Royalty adjustment (4)	—	(5,236)
Royalty adjusted four-wall EBITDA	$104,721	$37,037	35.4%

(1)	Reflects administrative costs attributable to the corporate-owned stores segment but not directly related to store operations.
(2)	Reflects intercompany charges for royalties and other fees which eliminate in consolidation.
(3)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition and our acquisition of eight franchisee-owned stores during 2014. These are primarily related to fair value adjustments to deferred revenue and deferred rent.

(4)	Includes the effect of royalties paid by the franchisee at a rate of 5% per our current franchisee agreement.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Franchise revenue	25.7%	21.7%	20.7%
Commission income	5.1%	4.9%	5.0%
Franchise segment	30.8%	26.6%	25.7%
Corporate-owned stores	27.7%	29.8%	30.4%
Equipment	41.5%	43.6%	43.9%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	32.3%	34.4%	35.9%
Store operations	15.9%	17.4%	17.7%
Selling, general and administrative	13.2%	16.8%	12.5%
Depreciation and amortization	8.3%	9.7%	11.5%
Other (gain) loss	(0.4%)	(0.1%)	0.4%
Total operating costs and expenses	69.3%	78.2%	78.0%
Income from operations	30.7%	21.8%	22.0%
Other expense, net:
Interest expense, net	(7.2%)	(7.4%)	(7.7%)
Other income (expense)	0.4%	(0.2%)	(0.5%)
Total other expense, net	(6.8%)	(7.6%)	(8.2%)
Income before income taxes	23.9%	14.2%	13.8%
Provision for income taxes	4.9%	2.8%	0.4%
Net income	19.0%	11.4%	13.4%
Less net income attributable to non-controlling interests	13.2%	5.9%	0.2%
Net income attributable to Planet Fitness, Inc.	5.8%	5.5%	13.2%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Revenue:
Franchise revenue	$97,374	$71,762	$58,001
Commission income	19,114	16,323	13,805
Franchise segment	116,488	88,085	71,806
Corporate-owned stores	104,721	98,390	85,041
Equipment	157,032	144,062	122,930
Total revenue	378,241	330,537	279,777
Operating costs and expenses:
Cost of revenue	122,317	113,492	100,306
Store operations	60,121	57,485	49,476
Selling, general and administrative	50,008	55,573	35,121
Depreciation and amortization	31,502	32,158	32,341
Other (gain) loss	(1,369)	(273)	994
Total operating costs and expenses	262,579	258,435	218,238
Income from operations	115,662	72,102	61,539
Other expense, net:
Interest expense, net	(27,125)	(24,549)	(21,800)
Other income (expense)	1,371	(275)	(1,261)
Total other expense, net	(25,754)	(24,824)	(23,061)
Income before income taxes	89,908	47,278	38,478
Provision for income taxes	18,661	9,148	1,183
Net income	71,247	38,130	37,295
Less net income attributable to non-controlling interests	49,747	19,612	487
Net income attributable to Planet Fitness, Inc.	$21,500	$18,518	$36,808

Comparison of the years ended December 31, 2016 and December 31, 2015

Revenue

Total revenues were $378.2 million in 2016, compared to $330.5 million in 2015, an increase of $47.7 million, or 14.4%.

Franchise segment revenue was $116.5 million in the year ended December 31, 2016 compared to $88.1 million in the year ended December 31, 2015, an increase of $28.4 million, or 32.2%.

Franchise revenue was $97.4 million in the year ended December 31, 2016 compared to $71.8 million in the year ended December 31, 2015, an increase of $25.6 million or 35.7%. Included in franchise revenue is royalty revenue of $64.6 million, franchise and other fees of $22.3 million, and placement revenue of $10.5 million for the year ended December 31, 2016, compared to royalty revenue of $46.2 million, franchise and other fees of $15.8 million, and placement revenue of $9.8 million for the year ended December 31, 2015. Of the $18.4 million increase in royalty revenue, $6.2 million was attributable to royalties from new stores opened in 2016 as well as stores that opened in 2015 that were not included in the same store sales base, and $9.0 million attributable to a same store sales increase of 9.0% in franchisee-owned stores, and $3.3 million was attributable to higher revenue from annual fees. The $6.5 million increase in franchise and other fees was attributable to higher ADA and franchise fees of $2.8 million in the year ended December 31, 2016 compared to 2015. Additionally we had higher web join income of $2.0 million and transaction fee income of $1.8 million, both a result of a higher number of franchisee-owned stores in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Commission income, which is included in our franchise segment, was $19.1 million in the year ended December 31, 2016 compared to $16.3 million in the year ended December 31, 2015, an increase of $2.8 million or 17.1%. The increase primarily reflects a higher volume of franchisee purchases from vendors due to the higher franchisee-owned store count in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Revenue from our corporate-owned stores segment was $104.7 million in the year ended December 31, 2016, compared to $98.4 million in the year ended December 31, 2015, an increase of $6.3 million, or 6.4%. Of the $6.3 million increase, $4.0 million was attributable to same store sales from corporate-owned stores which increased 4.9% in the year ended December 31, 2016, $0.9 million was due to higher revenue from stores not included in the same store sales base, and $1.9 million was attributable to higher revenue from annual fees.

Equipment segment revenue was $157.0 million in the year ended December 31, 2016, compared to $144.1 million in the year ended December 31, 2015, an increase of $13.0 million, or 9.0%. The $13.0 million increase was primarily attributable to higher replacement equipment sales, partially offset by a decrease in the number of equipment sales to new franchisee-owned stores in the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Cost of revenue

Cost of revenue was $122.3 million in the year ended December 31, 2016 compared to $113.5 million in the year ended December 31, 2015, an increase of $8.8 million, or 7.8%. Cost of revenue primarily relates to our equipment segment. The increase was primarily due to the impact of more existing franchisee-owned stores purchasing replacement equipment in the year ended December 31, 2016, as compared to the year ended December 31, 2015, partially offset by a decrease in the number of equipment sales to new franchisee-owned stores. The increase in costs is consistent with the increase in equipment revenue. There were no direct costs associated with our previous point-of-sale system in the year ended December 31, 2016 compared to $1.3 million in the year ended December 31, 2015.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $60.1 million in the year ended December 31, 2016 compared to $57.5 million in the year ended December 31, 2015, an increase of $2.6 million, or 4.6%. Of the $2.6 million increase, $1.1 million was attributable to higher expenses related to repairs and maintenance on existing stores, and $1.5 million was due to higher store labor and benefits on existing stores.

Selling, general and administrative

Selling, general and administrative expenses were $50.0 million in the year ended December 31, 2016 compared to $55.6 million in the year ended December 31, 2015, a decrease of $5.6 million, or 10.0%. Of the $5.6 million decrease, $6.2 million was due to cash-based and equity-based compensation expense recorded in connection with the IPO and $5.1 million was from higher offering related costs in 2015 compared to 2016. We also incurred $3.9 million of increased costs related to information technology in 2015, which was primarily attributable to the rollout of a new point-of-sale system. The point-of-sale system rollout began in late 2014 and was completed in April 2015. Offsetting these decreases during 2016, we incurred additional expenses to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, preopening support and store operational excellence functions as well as incremental ongoing public company expenses. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $31.5 million in the year ended December 31, 2016 compared to $32.2 million in the year ended December 31, 2015, a decrease of $0.7 million, or 2.0%.

Other (gain) loss

Other (gain) loss was a gain of $1.4 million in the year ended December 31, 2016 compared to a gain of $0.3 million in the year ended December 31, 2015. The $1.4 million gain in the year ended December 31, 2016 was primarily attributable to insurance proceeds received during 2016.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $27.1 million in the year ended December 31, 2016 compared to $24.5 million in the year ended December 31, 2015, an increase of $2.6 million, or 10.5%. The increase in interest expense, net was primarily a result of the additional $230.0 million and $120.0 million in borrowings under our senior secured credit facility which occurred on November 10, 2016 and March 31, 2015, respectively. In addition we recorded $0.6 million of expense on the extinguishment of debt related to the write-off of deferred financing costs in connection with the refinancing of our term loan in the year ended December 31, 2016.

Other income (expense)

Other income was $1.4 million in the year ended December 31, 2016 compared to other expense of $0.3 million in the year ended December 31, 2015, an increase of $1.7 million. Other income (expense) primarily consists of realized gains (losses) on derivative activities as well as the effects of foreign currency gains and losses. In 2016, other income also included a $2.8 million gain related to the recording of a receivable in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition, and a $1.8 million gain recorded in connection with the write-off of a previously accrued equipment discount that is no longer expected to be utilized which was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014, partially offset by $3.0 million of third party fees recorded in connection with the November amendment of our credit facility. In 2015, the expense included a charge of $1.0 million for a termination fee related to the TSG management agreement which was terminated in connection with the IPO, and was partially offset by a gain of $2.6 million related to an adjustment to our tax benefit arrangement primarily due to changes in our effective tax rate.

Provision for income taxes

Income tax expense was $18.7 million for the year ended December 31, 2016 compared to $9.1 million for the year ended December 31, 2015, an increase of $9.5 million. Prior to the recapitalization transactions, Pla-Fit Holdings was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes were not significant and the provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5% and 39.4% for the year ended December 31, 2016 and the year ended December 31, 2015, respectively, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.5% for the year ended December 31, 2016 and the year ended December 31, 2015, respectively, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

The $9.5 million increase in the provision for income taxes is primarily attributable to Planet Fitness, Inc. being subject to a full year of federal income taxes in the year ended December 31, 2016 compared to the post-IPO period in the year ended December 31, 2015 as well as the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of the exchanges by Continuing LLC Owners of shares of Class B common stock for shares of Class A common stock. Additionally, during the year ended December 31, 2016, the Company recognized $2.8 million within tax expense related to the establishment of a reserve for an uncertain tax position including interest of $0.5 million. This amount relates to a potential liability associated with a 2012 state filing position currently under audit by the taxing authorities. We also recorded a receivable related to this potential liability in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

Segment results

Franchise

Segment EBITDA for the franchise segment was $97.3 million in the year ended December 31, 2016 compared to $66.0 million in the year ended December 31, 2015, an increase of $31.2 million, or 47.3%. This increase was primarily the result of growth in our franchise segment revenue of $28.4 million, including $9.0 million attributable to a same store sales increase of 9.0% from franchisee-owned stores, $6.2 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $6.5 million attributable to higher franchise and other fees, $3.3 million attributable to higher revenue from annual fees and $2.8 million from higher vendor commissions. Depreciation and amortization was $8.5 million in the year ended December 31, 2016 and the year ended December 31, 2015.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $40.8 million in the year ended December 31, 2016 compared to $36.1 million in the year ended December 31, 2015, an increase of $4.8 million, or 13.2%. Of the increase, $4.0 million was attributable to same store sales from corporate-owned stores which increased 4.9% in the year ended December 31, 2016. Depreciation and amortization was $15.9 million for the year ended December 31, 2016, compared to $17.2 million for the year ended December 31, 2015.

Equipment

Segment EBITDA for the equipment segment was $36.4 million in the year ended December 31, 2016 compared to $31.9 million in the year ended December 31, 2015, an increase of $4.5 million, or 14.1%, primarily as a result of higher replacement equipment sales to existing franchisee-owned stores, partially offset by a decrease in the number of equipment sales to new franchisee-owned stores in the year ended December 31, 2016 compared to the year ended December 31, 2015. Depreciation and amortization was $6.2 million for both the year ended December 31, 2016 and the year ended December 31, 2015.

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

Liquidity and Capital Resources

As of December 31, 2016, we had $40.4 million of cash and cash equivalents. In addition, as of December 31, 2016, we had borrowing capacity of $75.0 million under our revolving credit facility.

We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and obligations under our tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures, payments of tax distributions and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$108,817	$81,663
Investing activities	(14,694)	(19,161)
Financing activities	(85,183)	(74,240)
Effect of foreign exchange rates on cash	23	(123)
Net increase (decrease) in cash	$8,963	$(11,861)

Operating activities

For the year ended December 31, 2016, net cash provided by operating activities was $108.8 million compared to $81.7 million in the year ended December 31, 2015, an increase of $27.2 million, and was primarily due to net income after adjustments to reconcile net income to net cash provided by operating activities of $126.0 million in the year ended December 31, 2016, compared to $81.2 million in the year ended December 31, 2015, partially offset by higher cash used for working capital driven by unfavorable changes in accounts receivable, other assets and other current assets, income taxes, equipment deposits, and payables to related parties pursuant to tax benefit arrangements.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2016	2015
New corporate-owned stores and corporate-owned stores not yet opened	$-	$5,446
Existing corporate-owned stores	14,070	11,731
Information systems	884	1,828
Corporate and all other	423	483
Total capital expenditures	$15,377	$19,488

For the year ended December 31, 2016, net cash used in investing activities was $14.7 million compared to $19.2 million in the year ended December 31, 2015, a decrease of $4.5 million. This decrease was primarily due to lower capital expenditures related to new corporate-owned stores and information systems, partially offset by higher capital expenditures on existing corporate-owned stores in the year ended December 31, 2016 compared to the year ended December 31, 2015.

Financing activities

For the year ended December 31, 2016, net cash used in financing activities was $85.2 million compared to $74.2 million in the year ended December 31, 2015, an increase of $10.9 million. Proceeds from the issuance of debt was $230.0 million in the year ended December 31, 2016 compared to proceeds of $120.0 million in the year ended December 31, 2015. Offsetting these cash inflows, we paid a cash dividend to shareholders of our Class A common stock of $169.3 million and made dividend equivalent payments to Continuing LLC Owners of $101.7 million in the year ended December 31, 2016, compared to a dividend to certain members of Pla-Fit Holdings of $140.0 million in the year ended December 31, 2015. Additionally, other distributions to members of Pla-Fit Holdings were $31.8 million in the year ended December 31, 2016 compared to $36.5 million in the year ended December 31, 2015.

On November 10, 2016, we amended our credit agreement governing our senior secured credit facility to provide for an increase of $230.0 million in term loan borrowings for a total of $718.5 million, decrease our interest rate spread on our term loan by 25 basis points, and increase our revolving credit facility to $75.0 million. The full incremental borrowing of $230.0 million and approximately $41.0 million of cash on hand was used to pay a cash dividend of $169.3 million to shareholders of our Class A common stock and make cash dividend equivalent payments of $101.7 million to Continuing LLC Owners.

On August 11, 2015, we completed an IPO pursuant to which we and selling shareholders sold an aggregate of 15,525,000 shares of Class A common stock at a public offering price of $16.00 per share. We received $156.9 million in proceeds, net of underwriting discounts and commissions, all of which were used to purchase Holdings Units from certain Continuing LLC Owners, at a purchase price per unit equal to the IPO price per share of Class A common stock, net of underwriting discounts and commissions.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million and $20.0 million from cash on hand was used to pay a $140.0 million dividend to certain members of Pla-Fit Holdings.

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

Financing activities

For the year ended December 31, 2015, net cash used in financing activities was $74.2 million compared to $13.0 million in the year ended December 31, 2014, an increase of $61.2 million. Proceeds from the issuance of debt was $120.0 million in the year ended December 31, 2015 compared to proceeds of $390.0 million in the year ended December 31, 2014, partially offset by the repayment of existing outstanding debt of $185.8 million in the year ended December 31, 2014. Additionally, distributions to members of Pla-Fit Holdings were $36.5 million in the year ended December 31, 2015 compared to $31.5 million in the year ended December 31, 2014.

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

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million and $20.0 million from cash on hand was used to issue a $140.0 million dividend to certain members of Pla-Fit Holdings.

On March 31, 2014, we consummated a refinancing transaction whereby we borrowed $390.0 million in term loans and obtained a new $40.0 million revolving credit facility from a consortium of banks. The proceeds were primarily used to repay $180.9 million in outstanding debt, issue a $173.9 million dividend to certain members of Pla-Fit Holdings and acquire eight stores from a franchisee.

Credit Facility

Our senior secured credit facility consists of term loans and a revolving credit facility. Borrowings under the term loans bear interest, payable at least semi-annually. The term loans require principal payments equal to approximately $7.2 million per calendar year, payable in quarterly installments with the final scheduled principal payment on the outstanding term loan borrowings due on March 31, 2021.

The senior secured credit facility also provides for borrowings of up to $75.0 million under the revolving credit facility, of which up to $9.4 million is available for letter of credit advances. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least semi-annually. We also pay a 0.45% commitment fee per annum on the unused portion of the revolver. The revolving credit facility expires on March 31, 2019.

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At December 31, 2016, the terms of the senior secured credit facility required that we maintain a leverage ratio of no more than 6.5 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.25 to 1.0 by June 30, 2020.

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

As of December 31, 2016, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 4.3 to 1.0 which was calculated for the twelve months ended December 31, 2016 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

On March 31, 2015, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $120.0 million in term loan borrowings for a total of $506.1 million. The full incremental borrowing of $120.0 million plus $20.0 million from cash on hand was used to fund a $140.0 million dividend to members of Pla-Fit Holdings.

On November 10, 2016, we amended our credit agreement governing our senior secured credit facility to provide for an increase of $230.0 million in term loan borrowings for a total of $718.5 million, decrease the interest rate spread on our term loan by 25 basis points, and increase our revolving credit facility to $75.0 million. The full incremental borrowing of $230.0 million and approximately $41.0 million of cash on hand was used to pay a cash dividend of $169.3 million to shareholders of our Class A common stock and make cash dividend equivalent payments of $101.7 million to Continuing LLC owners. The incremental term loan borrowings bear a variable rate of interest of the greater of LIBOR or 0.75% in respect of the term loans plus the applicable margin of 3.50%. In connection with the increased borrowings under the term loans, the contractually required leverage ratios under the covenants were adjusted. All other terms and conditions remain unchanged under the senior secured credit facility.

Contractual Obligations and Commitments

The following table presents contractual obligations and commercial commitments as of December 31, 2016.

	Payments due during the twelve months ending December 31,
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt (1)	$716,654	7,185	14,370	695,099	—
Interest on long-term debt (2)	129,863	31,346	61,116	37,401	—
Obligations under tax benefit arrangements (3)	419,071	11,296	40,691	42,418	324,666
Operating leases	106,719	13,782	25,091	19,826	48,020
Advertising commitments (4)	23,805	22,972	833	—	—
Purchase obligations (5)	9,687	9,687	—	—	—
Total Contractual Obligations	$1,405,799	$96,268	$142,101	$794,744	$372,686

(1)	Long-term debt payments include scheduled principal payments only.
(2)	Assumes an annual interest rate of 4.33% for the term of the loan.
(3)	Timing of payments under tax benefit arrangements is estimated.
(4)	As of December 31, 2016, we had advertising purchase commitments of approximately $23.8 million, including commitments for the NAF.
(5)

Purchase obligations consists of $9.7 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements

As of December 31, 2016, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities previously related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by those entities. Our maximum total commitment under these agreements is approximately $1.4 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2016 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 16 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.

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

Our current franchise agreement provides that upon the transfer of a Planet Fitness store to a different franchisee, the company is entitled to a transfer fee in the amount of the greater of $25,000, or $10,000 per store being transferred, if more than one, in addition to our out-of-pocket expenses, including external legal and administrative costs we incur in connection with the transfer. Transfer-related fees and expenses are due, payable, and recognized at the time the transfer is effectuated.

Royalties, which represent recurring fees paid by franchisees based on the franchisee-owned stores’ monthly membership dues and annual fees, are recognized on a monthly basis over the term of the franchise agreement. As specified under certain franchise agreements, we recognize additional royalty fees as the franchisee-owned stores attain contractual monthly membership billing threshold amounts. Beginning in 2010, for new franchise agreements entered into, we began charging a fixed royalty percentage based upon gross membership billings.

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

Corporate-owned stores revenue

Customers are offered multiple membership choices varying in length that, in most cases, can be canceled without penalty. Monthly membership dues are earned and recognized over the membership term. Enrollment fees are charged to new members at the commencement of their membership. We recognize enrollment fees ratably over the estimated duration of the membership, which is generally two years. Annual membership fees are annual fees charged to members in addition to and in order to maintain low monthly membership dues. We recognize annual membership fees ratably over the 12-month membership period. We sell Planet Fitness-branded apparel, beverages and other accessories, which we define as retail sales. The revenue for these items is recognized at the point of sale.

Equipment revenue

We sell equipment purchased from third-party equipment manufacturers to U.S.-based franchisee-owned stores. Equipment revenue is recognized when the equipment is delivered, assembled, and accepted by the franchisee at each store. We recognize revenue on a gross basis in these transactions as we have determined that we are the principal in the transaction. We have determined that we are the principal because we are the primary obligor in these transactions, we have latitude in establishing prices for the equipment sales to franchisees, we have supplier selection discretion and are involved in determination of product specifications, and we bear all credit risk associated with obligations to the equipment manufacturers. We charge our franchisees for all freight costs incurred for the delivery of equipment and record these amounts within equipment revenue. Rebates from equipment vendors where we have recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.

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

Impairment of long-lived assets, including goodwill and intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Store-level assets are grouped by store and assessed on a store by store basis for the purpose of the impairment assessment. There were no impairment charges recorded during the years ended December 31, 2016, 2015 and 2014.

Goodwill and indefinite lived intangibles (our trade and brand name intangible assets) have been assigned to our reporting units for purposes of impairment testing. Our reporting units are Franchise, Corporate-owned stores and Equipment, which are the same as our reportable segments.

The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess goodwill for impairment for all of our reporting units in 2016.

We evaluate the remaining useful lives of our trade and brand name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade and brand name intangible asset impairment test consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess all of our indefinite lived intangible assets for impairment in 2016.

Currently, we have selected the last day of our year as the date on which to perform our annual impairment tests for goodwill and indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of goodwill or indefinite lived intangible assets was recorded during the years ended December 31, 2016, 2015 and 2014.

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

During the year ended December 31, 2015, prior to the IPO, we modified the vesting terms of 10.737 outstanding Class M Units such that those units were fully vested and eligible to receive distributions following a liquidity event. In connection with the IPO and related recapitalization transactions as described in Note 12 to our consolidated financial statements included elsewhere in this Form 10-K, all of the outstanding Class M Units were converted into Holdings Units and Class B common stock of Planet Fitness, Inc. in accordance with the terms of the awards. Our IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding shares of Class B common stock were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share.

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

Pla-Fit Holdings is liable for certain state and local taxes and is subject to tax withholding in foreign jurisdictions. Pursuant to the New LLC Agreement, Pla-Fit Holdings makes pro rata tax distributions to the holders of Holdings Units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Pla-Fit Holdings that is allocated to them. See “Certain Relationships and Related Transactions, and Director Independence—Recapitalization transactions in connection with our IPO—Pla-Fit Holdings amended and restated limited liability company agreement.”

Tax Benefit Arrangements

Our acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of our Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, we entered into two tax receivable agreements. Under the first of those agreements, we are generally required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Recapitalization transactions in connection with our IPO—Exchange agreement,” to the extent an exchange results in Pla-Fit Holdings incurring a current tax liability relating to the New Hampshire business profits tax, the TRA Holders have agreed that they will contribute to Pla-Fit Holdings an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when we subsequently realize a related tax benefit, Pla-Fit Holdings will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law, the Company no longer expects to incur any such liability under the New Hampshire business profits tax.

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, we have recorded a liability of $419.1 million payable to the Direct TSG Investors and the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments we anticipate being able to utilize in future years.  Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the tax benefit arrangements and our consolidated results of operations.

We expect to receive additional increases in our share of the tax basis of Pla-Fit Holdings assets when the TRA Holders exchange Holdings Units (together with the corresponding shares of Class B common stock) for Class A common stock. If we acquire Holdings Units from the TRA Holders, we expect both the original basis adjustments and the anticipated basis adjustments will increase, resulting in additional future tax deductions and therefore reducing the amount of future income tax we would otherwise be required to pay. These potential future increases in tax basis will result in additional deferred tax assets and additional liabilities under the tax benefit arrangements, representing approximately 85% of the projected tax savings for the expected use of these tax attributes. Such amounts will be recorded at the time of these future exchanges based on our projections of taxable income and other factors that may exist at the time of such exchanges.

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

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 0.75% in respect of the term loan. As of December 31, 2016, we had outstanding borrowings of $716.7 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $7.2 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 9 to our consolidated financial statements elsewhere in this Form 10-K.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2016, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Planet Fitness, Inc.:

We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Fitness, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 6, 2017

Planet Fitness, Inc. and subsidiaries

Consolidated balance sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$40,393	$31,430
Accounts receivable, net of allowance for bad debts of $687 and $629 at December 31, 2016 and 2015, respectively	26,873	19,079
Due from related parties	2,864	4,940
Inventory	1,802	4,557
Restricted assets – NAF (note 5)	3,074	1,962
Prepaid expenses	3,591	5,152
Other receivables	7,935	5,825
Income tax receivable	4,693	—
Total current assets	91,225	72,945
Property and equipment, net	61,238	56,139
Intangible assets, net	253,862	273,619
Goodwill	176,981	176,981
Deferred income taxes	410,407	117,358
Other assets, net	7,729	2,135
Total assets	$1,001,442	$699,177
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$7,185	$5,100
Accounts payable	28,507	23,950
Accrued expenses	19,190	13,667
Equipment deposits	2,170	5,587
Deferred revenue, current	17,780	14,717
Payable to related parties pursuant to tax benefit arrangements, current	8,072	3,019
Other current liabilities	369	212
Total current liabilities	83,273	66,252
Long-term debt, net of current maturities	702,003	479,779
Deferred rent, net of current portion	5,108	4,554
Deferred revenue, net of current portion	8,351	12,016
Deferred tax liabilities	1,238	—
Payable to related parties pursuant to tax benefit arrangements, net of current portion	410,999	137,172
Other liabilities	5,225	484
Total noncurrent liabilities	1,132,924	634,005
Commitments and contingencies (note 16)
Stockholders' equity:
Class A common stock, $.0001 par value - 300,000 shares authorized, 61,314 and 36,598 shares issued and outstanding as of December 31, 2016 and 2015, respectively	6	4
Class B common stock, $.0001 par value - 100,000 shares authorized, 37,185 and 62,112 shares issued and outstanding as of December 31, 2016 and 2015, respectively	4	6
Accumulated other comprehensive loss	(1,174)	(1,710)
Additional paid in capital	34,467	352
Accumulated deficit	(164,062)	(14,032)
Total stockholders' deficit attributable to Planet Fitness, Inc.	(130,759)	(15,380)
Non-controlling interests	(83,996)	14,300
Total stockholders' deficit	(214,755)	(1,080)
Total liabilities and stockholders' deficit	$1,001,442	$699,177

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of operations

(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenue:
Franchise	$97,374	$71,762	$58,001
Commission income	19,114	16,323	13,805
Corporate-owned stores	104,721	98,390	85,041
Equipment	157,032	144,062	122,930
Total revenue	378,241	330,537	279,777
Operating costs and expenses:
Cost of revenue	122,317	113,492	100,306
Store operations	60,121	57,485	49,476
Selling, general and administrative	50,008	55,573	35,121
Depreciation and amortization	31,502	32,158	32,341
Other (gain) loss	(1,369)	(273)	994
Total operating costs and expenses	262,579	258,435	218,238
Income from operations	115,662	72,102	61,539
Other expense, net:
Interest expense, net	(27,125)	(24,549)	(21,800)
Other income (expense)	1,371	(275)	(1,261)
Total other expense, net	(25,754)	(24,824)	(23,061)
Income before income taxes	89,908	47,278	38,478
Provision for income taxes	18,661	9,148	1,183
Net income	71,247	38,130	37,295
Less net income attributable to non-controlling interests	49,747	19,612	487
Net income attributable to Planet Fitness, Inc.	$21,500	$18,518	$36,808

Net income per share of Class A common stock(1):
Basic	$0.50	$0.11
Diluted	$0.50	$0.11

Weighted-average shares of Class A common stock outstanding(1):
Basic	43,300	36,244
Diluted	43,305	36,244
(1)

For the year ended December 31, 2015, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from August 6, 2015 through December 31, 2015, the period following the recapitalization transactions and IPO (see Note 14).

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of comprehensive income

(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income including non-controlling interests	$71,247	$38,130	$37,295
Other comprehensive (loss) income, net:
Loss on interest rate swaps, net of tax	—	—	(92)
Unrealized loss on interest rate caps, net of tax	(78)	(1,388)	(662)
Foreign currency translation adjustments	(72)	314	26
Total other comprehensive loss, net	(150)	(1,074)	(728)
Total comprehensive income including non-controlling interests	71,097	37,056	36,567
Less: total comprehensive income attributable to non-controlling interests	49,560	19,557	487
Total comprehensive income attributable to Planet Fitness, Inc.	$21,537	$17,499	$36,080

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of cash flows

(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$71,247	$38,130	$37,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,502	32,158	32,341
Amortization of deferred financing costs	1,544	1,596	1,315
Amortization of favorable leases and asset retirement obligations	392	478	501
Amortization of interest rate caps	797	28	—
Deferred tax expense (benefit)	15,606	6,135	(63)
Loss (gain) on re-measurement of tax benefit arrangement	72	(2,549)	—
Provision for bad debts	59	667	139
Gain on disposal of property and equipment	(514)	(273)	(545)
Loss on extinguishment of debt	606	—	4,697
Third party debt refinancing expense	3,001	—	—
Equity-based compensation	1,728	4,877	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(7,754)	(414)	(3,632)
Notes receivable and due from related parties	1,897	4,210	177
Inventory	2,755	(1,545)	(769)
Other assets and other current assets	(7,944)	(5,720)	(1,818)
Accounts payable and accrued expenses	7,428	263	5,042
Other liabilities and other current liabilities	2,747	99	(2)
Income taxes	(5,993)	115	(1,670)
Payments to related parties pursuant to tax benefit arrangements	(6,922)	—	—
Equipment deposits	(3,417)	(1,088)	4,028
Deferred revenue	(652)	2,994	842
Deferred rent	632	1,502	1,527
Net cash provided by operating activities	108,817	81,663	79,405
Cash flows from investing activities:
Additions to property and equipment	(15,377)	(19,488)	(16,650)
Acquisition of franchises	—	—	(38,638)
Proceeds from sale of property and equipment	683	327	926
Net cash used in investing activities	(14,694)	(19,161)	(54,362)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	—	156,946	—
Use of proceeds from issuance of Class A common stock to purchase Holdings Units	—	(156,946)	—
Proceeds from issuance of long-term debt	230,000	120,000	390,000
Proceeds from issuance of Class A common stock	136	—	—
Principal payments on capital lease obligations	(46)	(376)	(1,162)
Repayment of long-term debt	(5,621)	(14,800)	(185,800)
Payment of deferred financing and other debt-related costs	(5,220)	(1,698)	(7,785)
Premiums paid for interest rate caps	—	(880)	(2,373)
Repurchase and retirement of Class B common stock	(1,583)	—	—
Distributions to variable interest entities	—	—	(458)
Dividend paid to holders of Class A common stock	(169,282)	—	—
Dividend equivalent paid to members of Pla-Fit Holdings	(101,729)	(140,000)	(173,900)
Distributions to members of Pla-Fit Holdings	(31,838)	(36,486)	(31,474)
Net cash used in financing activities	(85,183)	(74,240)	(12,952)
Effects of exchange rate changes on cash and cash equivalents	23	(123)	(67)
Net increase (decrease) in cash and cash equivalents	8,963	(11,861)	12,024
Cash and cash equivalents, beginning of period	31,430	43,291	31,267
Cash and cash equivalents, end of period	$40,393	$31,430	$43,291
Supplemental cash flow information:
Net cash paid for income taxes	$7,040	$2,834	$1,604
Cash paid for interest	$24,302	$23,220	$20,756
Non-cash investing activities:
Non-cash consideration for acquisition of franchises	$—	$—	$3,000
Non-cash additions to property and equipment	$2,203	$207	$1,049
Non-cash financing activities:
Non-cash distributions to members	$—	$—	$901
Non-cash dividend equivalent payments	$3,899	$—	$—

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statement of changes in equity

(Amounts in thousands)

	Members' equity	Class A common stock Shares Amount		Class B common stock Shares Amount		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
Balance at January 1, 2014	$315,623	—	$—	—	$—	$92	$—	$—	$6,200	$321,915
Net Income	36,808	—	—	—	—	—	—	—	487	37,295
Other comprehensive loss	—	—	—	—	—	(728)	—	—	—	(728)
Distributions to members	(206,275)	—	—	—	—	—	—	—	(458)	(206,733)
Balance at December 31, 2014	146,156	—	—	—	—	(636)	—	—	6,229	151,749
Distributions to members prior to the recapitalization transactions	(164,693)	—	—	—	—	—	—	—	—	(164,693)
Net income prior to the recapitalization transactions	14,412	—	—	—	—	—	—	—	264	14,676
Other comprehensive loss prior to the recapitalization transactions	—	—	—	—	—	(1,054)	—	—	—	(1,054)
Equity-based compensation expense recorded in connection with recapitalization transactions	4,525	—	—	—	—	—	—	—	—	4,525
Effect of the recapitalization transactions	(400)	26,107	3	72,603	7	—	—	138	252	—
Issuance of Class A common stock in IPO, net of commissions	—	10,491	1	(10,491)	(1)	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from the recapitalization transactions and IPO	—	—	—	—	—	—	—	(18,276)	—	(18,276)
Net income subsequent to the recapitalization transactions	—	—	—	—	—	—	—	4,106	19,348	23,454
Equity-based compensation expense subsequent to the recapitalization transactions	—	—	—	—	—	—	352	—	—	352
Distributions paid to members of Pla-Fit Holdings subsequent to the recapitalization transactions	—	—	—	—	—	—	—	—	(11,793)	(11,793)
Other comprehensive loss subsequent to the recapitalization transactions	—	—	—	—	—	(20)	—	—	—	(20)
Balance at December 31, 2015	$—	36,598	$4	62,112	$6	$(1,710)	$352	$(14,032)	$14,300	$(1,080)
Net income	—	—	—	—	—	—	—	21,500	49,747	71,247
Equity-based compensation expense	—	—	—	—	—	—	1,749	(21)	—	1,728
Repurchase and retirement of Class B common stock	—	—	—	(222)	—	—	(441)	(1,142)	—	(1,583)
Exchanges of Class B common stock	—	24,705	2	(24,705)	(2)	499	10,976	—	(11,475)	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	—	21,695	—	—	21,695
Exercise of stock options and vesting of restricted share units	—	11	—	—	—	—	136	—	—	136
Dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	(169,282)	—	(169,282)
Dividend equivalents paid or payable	—	—	—	—	—	—	—	(1,085)	(104,543)	(105,628)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	—	(31,838)	(31,838)
Other comprehensive loss	—	—	—	—	—	37	—	—	(187)	(150)
Balance at December 31, 2016	$—	61,314	$6	37,185	$4	$(1,174)	$34,467	$(164,062)	$(83,996)	$(214,755)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 8.9 million members and 1,313 owned and franchised locations (referred to as stores) in 48 states, the District of Columbia, Puerto Rico, the Dominican Republic and Canada as of December 31, 2016.

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

Secondary offerings

In June 2016, the Company completed a secondary offering (“June Secondary Offering”) of 11,500,000 shares of its Class A common stock at a price of $16.50 per share. All of the shares sold in the June Secondary Offering were offered by certain Continuing LLC Owners and TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (“Direct TSG Investors”). The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the June Secondary Offering consisted of (i) 3,608,840 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 7,891,160 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the June Secondary Offering. Simultaneously, and in connection with the exchange, 7,891,160 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the June Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 7,891,160 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Immediately preceding the June Secondary Offering, Planet Fitness, Inc. held 100% of the voting interest and 37.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 62.9% economic interest in Pla-Fit Holdings. Immediately following the completion of the June Secondary Offering, Planet Fitness, Inc. held 100% of the voting interest and 45.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 54.9% economic interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

In September 2016, the Company completed a secondary offering (“September Secondary Offering”) of 8,000,000 shares of its Class A common stock at a price of $19.62 per share. All of the shares sold in the September Secondary Offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the Continuing LLC Owners that participating in the September Secondary Offering. The shares sold in the September Secondary Offering consisted of (i) 2,593,981 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 5,406,019 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the September Secondary offering. Simultaneously, and in connection with the exchange, 5,406,019 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the September Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 5,406,019 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Immediately preceding the September Secondary Offering, Planet Fitness, Inc. held 100% of the voting interest and 45.1% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 54.9% economic interest in Pla-Fit Holdings. Immediately following the completion of the September Secondary Offering and as of September 30, 2016, Planet Fitness, Inc. held 100% of the voting interest and 50.6% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 49.4% economic interest in Pla-Fit Holdings.

In November 2016, the Company completed a secondary offering (“November Secondary Offering”) of 15,000,000 shares of its Class A common stock at a price of $23.22 per share. All of the shares sold in the November Secondary Offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the Continuing LLC Owners that participating in the September Secondary Offering. The shares sold in the November Secondary Offering consisted of (i) 4,863,715 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,136,285 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the November Secondary offering. Simultaneously, and in connection with the exchange, 10,136,285 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the November Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,136,285 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings. Immediately preceding the November Secondary Offering, Planet Fitness, Inc. held 100% of the voting interest and 51.5% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 48.5% economic interest in Pla-Fit Holdings. Immediately following the completion of the November Secondary Offering and as of November 22, 2016, Planet Fitness, Inc. held 100% of the voting interest and 61.8% of the economic interest of Pla-Fit Holdings and the Continuing LLC Owners held the remaining 38.2% economic interest in Pla-Fit Holdings.

In addition to the secondary offering transactions described above, during the year ending December 31, 2016, certain Continuing LLC Owners have exercised their exchange rights and exchanged 1,271,146 Holdings Units for 1,271,146 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 1,271,146 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,271,146 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

As of December 31, 2016, the Company held 100% of the voting interest, and approximately 62.3% of the economic interest in Pla-Fit Holdings and the Continuing LLC Owners held the remaining 37.7% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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

The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores, from two primary vendors. For the year ended December 31, 2016 purchases from these two vendors comprised 83% and 13%, respectively, for the year ended December 31, 2015 purchases from these two vendors comprised 79% and 18%, respectively, and for the year ended December 31, 2014 purchases from these two vendors comprised 66% and 25%, respectively, of total equipment purchases.

The Company, including Planet Fitness NAF, LLC (“NAF”) uses two primary vendors for advertising services. For year ended December 31, 2016, purchases from these two vendors comprised 25% and 16%, respectively, for the year ended December 31, 2015 purchases from these two vendors comprised 49% and 0%, respectively, and for the year ended December 31, 2014 purchases from these two vendors comprised 61% and 0%, respectively, of total advertising purchases (see Note 5 for further discussion of NAF).

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Area development fees

Franchisees contractually enter into area development agreements (ADAs) to secure the exclusive right to open franchise stores within a defined geographical area. ADAs establish the timing and number of stores to be developed within the defined geographical area. Pursuant to an ADA, a franchisee is generally required to pay an initial nonrefundable development fee for a minimum number of stores to be developed, as outlined in the respective ADA. ADA fees collected in advance are deferred until the Company provides substantially all required obligations pursuant to the ADA. As the efforts and total cost relating to initial services are affected significantly by the number of stores opened in an area, the respective ADA is treated as a divisible contract. As each new site is accepted under an ADA, a franchisee signs a franchise operating agreement for the respective franchise location. As each store opened under an ADA typically has performance obligations associated with it, the Company recognizes ADA revenue as each individual franchise location is developed in proportion to the total number of stores to be developed under the ADA. These obligations are typically completed once the store is opened or the franchisee executes the individual property lease. As of December 31, 2016 and 2015, the deferred revenue for ADAs was $10,026 and $10,471, respectively. ADAs generally have an initial term equal to the number of years over which the franchisee is required to open franchise stores, which is typically 5 to 10 years. There is no right of refund for an executed ADA. Upon default, as defined in the agreement, the Company may reacquire the rights pursuant to an ADA, and all remaining deferred revenue is recognized at that time.

Franchise fees and performance fees

The Company generally charges an initial upfront nonrefundable franchise fee. Nonrefundable franchise fees are typically deferred until the franchisee executes a lease and receives initial training for the location, which is the point at which the Company has determined it has provided all of its material obligations required to recognize revenue. As of December 31, 2016 and 2015, the Company has recorded deferred franchise fees of $260 and $473, respectively, relating to stores to be opened in future years. These amounts are included in deferred revenue as of December 31, 2016 and 2015.

The individual franchise agreements typically have a 10-year initial term, but provide the franchisee with an opportunity to enter into successive renewals subject to certain conditions.

Transfer fees

The Company’s current franchise agreement provides that upon the transfer of a Planet Fitness store to a different franchisee, the Company is entitled to a transfer fee in the amount of the greater of $25, or $10 per store being transferred, if more than one, in addition to reimbursement of out-of-pocket expenses, including external legal and administrative costs incurred in connection with the transfer. Transfer-related fees and expenses are due, payable, and recognized at the time the transfer is effectuated.

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

Equipment deposits are recognized as a liability on the accompanying consolidated balance sheets until delivery, assembly (if required), and acceptance by the franchisee. As of December 31, 2016 and 2015, equipment deposits were $2,170 and $5,587, respectively.

Sales tax

All revenue amounts are recorded net of applicable sales tax.

(f) Deferred revenue

Deferred revenue represents cash received from franchisees for ADAs and franchise fees for which revenue recognition criteria has not yet been met and cash received from members for enrollment fees, membership dues and annual fees for the portion not yet earned based on the membership period.

(g) Cost of revenue

Cost of revenue consists of direct costs associated with equipment sales (including freight costs), the cost of retail merchandise sold in corporate-owned stores, and prior to 2016 also included direct costs related to the maintenance and support of the Company’s proprietary system-wide point-of-sale system. Costs related to the point-of-sale system were $0, $1,236, and $3,385 for the years ended December 31, 2016, 2015 and 2014 respectively. Costs related to retail merchandise sales were immaterial in all periods presented. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.

(h) Store operations

Store operations consists of the direct costs related to operating corporate-owned stores, including our store management and staff, rent expense, utilities, supplies, maintenance, and local advertising.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(i) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $3,974, $3,452, and $2,743, for the years ended December 31, 2016, 2015 and 2014, respectively.

(j) Accounts receivable

Accounts receivable is primarily comprised of amounts owed to the Company resulting from equipment, placement, and commission revenue. The Company evaluates its accounts receivable on an ongoing basis and may establish an allowance for doubtful accounts based on collections and current credit conditions. Accounts are written off as uncollectible when it is determined that further collection efforts will be unsuccessful. Historically, the Company has not had a significant amount of write-offs.

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

(m) Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses, net of amounts reimbursed by franchisees, are included within store operations and selling, general and administrative expenses and totaled $8,270, $9,349, and $7,272 for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 5 for discussion of the national advertising fund.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 15).

(p) Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC who are unaffiliated with TSG (the “TRA Holders”) 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement, to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the TRA Holders have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such tax liability (up to 3.5% of the value received upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant Continuing LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law, the Company no longer expects to incur any such liability under the New Hampshire business profits tax.

Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2016 the Company has recorded a liability of $419,071 payable to the Direct TSG Investors and TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.

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

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$306	$—	$306	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$1,147	$—	$1,147	$—

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

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship. See Note 9 for further information.

(t) Equity-based compensation

The Company has an equity-based compensation plan under which it receives services from employees as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. See Note 13 for further information.

(u) Guarantees

The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Notes 3 and 16 for further discussion of such obligations guaranteed.

(v) Contingencies

The Company records estimated future losses related to contingencies when such amounts are probable and estimable. The Company includes estimated legal fees related to such contingencies as part of the accrual for estimated future losses.

(w) Reclassifications

Certain amounts have been reclassified to conform to current year presentation.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(x) Recent accounting pronouncements

The FASB issued ASU No. 2015-02, Income Statement—Consolidation, in February 2015. This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU No. 2015-02 as of January 1, 2016, noting no impact to the consolidated financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company expects to adopt this new guidance in fiscal year 2018 and is still evaluating the most appropriate transition method to be utilized. The Company expects the adoption of the new guidance to change the timing of recognition of ADA and initial franchise fees. Currently, these fees are generally recognized upfront upon either store opening or upon execution of the property lease for an ADA, and upon execution of a lease and delivery of training for franchise fees. The new guidance will generally require these fees to be recognized over the contractual terms of the geographic exclusivity right and the related franchise license. The Company does not currently expect this new guidance to materially impact the recognition of royalty income. The Company is continuing to evaluate the impact the adoption of this new guidance will have on all revenue transactions, including the impact this guidance may have on the presentation of national advertising fund revenues and expenses.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company will apply the guidance to future acquisition as applicable.

The FASB issued ASU No. 2016-02, Leases, in February 2016. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public companies. Early application of the amendments in this update is permitted for all entities. The Company anticipates that adoption of this guidance will bring all current operating leases onto the statement of financial position as a right of use asset and related rent liability, and is currently evaluating the effect that implementation of this guidance will have on its consolidated statement of operations.

The FASB issued ASU No. 2016-09, Stock Compensation, in March 2016. This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions. This guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

The FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, in August 2016. This guidance is intended to reduce diversity in practice of the classification of certain cash receipts and cash payments. This guidance will be effective

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

for fiscal years beginning after December 15, 2017, including interim periods within that year. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,071	$—	$3,728	$—
MMR	$3,156	—	$2,953	—
Total	$7,227	$—	$6,681	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,350 and $1,871 as of December 31, 2016 and 2015, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) Acquisition

On March 31, 2014, the Company purchased certain assets from one of its franchisees, including eight franchisee-owned stores in New York, for consideration of $42,931, including a cash payment of $39,931 and a $3,000 discount to be applied to future equipment purchases. The $3,000 equipment discount was initially recorded as deferred revenue by the Company and is being recognized as equipment sales are made by the Company to the franchisee (see Note 10). In addition, as a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,293, which has been reflected in other operating costs in the statement of operations. The loss incurred reduced the net purchase price to $41,638. The Company financed the purchase through borrowings under its credit facility.

(5) National advertising fund

On July 26, 2011, the Company established Planet Fitness NAF, LLC (“NAF”) for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements. The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF. The use of amounts received by NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to NAF and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $1,700, $1,340 and $1,010 for the years ended December 31, 2016, 2015 and 2014, respectively. The fees paid to the Company by NAF are included in the consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(6) Property and equipment

Property and equipment as of December 31, 2016 and 2015 consists of the following:

	December 31, 2016	December 31, 2015
Land	$910	$910
Equipment	27,283	27,391
Leasehold improvements	41,249	38,288
Buildings and improvements	5,107	5,107
Furniture & fixtures	3,708	3,030
Other	5,673	2,947
Construction in progress	8,295	1,991
	92,225	79,664
Accumulated Depreciation	(30,987)	(23,525)
Total	$61,238	$56,139

The Company recorded depreciation expense of $12,131, $11,088, and $9,138 for the years ended December 31, 2016, 2015 and 2014, respectively.

(7) Goodwill and intangible assets

A summary of goodwill and intangible assets at December 31, 2016 and 2015 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2016	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(72,655)	$99,127
Noncompete agreements	5.0	14,500	(12,027)	2,473
Favorable leases	7.5	2,935	(1,643)	1,292
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(4,280)	4,670
		201,567	(94,005)	107,562
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(94,005)	$253,862
Goodwill		$176,981	$—	$176,981

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2015	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(57,741)	$114,041
Noncompete agreements	5.0	14,500	(9,127)	5,373
Favorable leases	7.5	2,935	(1,256)	1,679
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(2,724)	6,226
		201,567	(74,248)	127,319
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(74,248)	$273,619
Goodwill		$176,981	$—	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

There were no changes in the carrying amount of goodwill during the years ended December 31, 2016 or 2015.

The Company determined that no impairment charges were required during any periods presented.

Amortization expense related to the intangible assets totaled $19,757, $21,543, and $23,698 for the years ended December 31, 2016, 2015 and 2014, respectively. Included within these total amortization expense amounts are $386, $473, and $495 related to amortization of favorable and unfavorable leases for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of December 31, 2016 is as follows:

Amount
2017	$18,215
2018	14,583
2019	14,215
2020	12,517
2021	12,422
Thereafter	35,610
Total	$107,562

(8) Long-term debt

Long-term debt as of December 31, 2016 and 2015 consists of the following:

	December 31, 2016	December 31, 2015
Term loan B requires quarterly installments plus interest through the term of the loan, maturing March 31, 2021. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.33% at December 31, 2016 and 4.75% at December 31, 2015)	$716,654	$492,275
Revolving credit line, requires interest only payments through the term of the loan, maturing March 31, 2019. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (6.00% at December 31, 2016 and 5.50% at December 31, 2015)	—	—
Total debt, excluding deferred financing costs	716,654	492,275
Deferred financing costs, net of accumulated amortization	(7,466)	(7,396)
Total debt	709,188	484,879
Current portion of long-term debt and line of credit	7,185	5,100
Long-term debt, net of current portion	$702,003	$479,779

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

On November 10, 2016, the Company amended the credit facility to increase the Revolving Credit Facility to $75,000, reduce the interest rate margin for term loan borrowings by 25 basis points, and increase the Term Loan to $718,450 primarily in order to fund a cash dividend and other equivalent payments totaling $271,011. In connection with the amendment, during the year ended December 31, 2016, the Company capitalized and deferred financing costs of $2,219, recorded expense of $3,001 related to certain third party fees included in other expense on the consolidated statement of operations, and a loss on extinguishment of debt of $606 included in interest expense on the consolidated statement of operations. The unused portion of the Revolving Credit Facility as of December 31, 2016 was $75,000. The Term Loan calls for quarterly principal installment payments of $1,796 through March 2021.

The credit facility requires the Company to meet certain financial covenants, which the Company was in compliance with as of December 31, 2016. The facility is secured by all of the Company’s assets, excluding the assets attributable to the consolidated VIEs (see Note 3).

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of December 31, 2016 are as follows:

Amount
2017	$7,185
2018	7,185
2019	7,185
2020	7,185
2021	687,914
Thereafter	-
Total	$716,654

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

In September 2014, the Company entered into a series of LIBOR based interest rate cap agreements in exchange for premium payments of $2,373 to effectively manage interest rate risk above a certain threshold and mitigate exposure to changes in interest rates under the term loan. The interest rate caps entered into in September 2014 were for a total notional amount of $194,000. The term of the interest rate caps began on September 30, 2014 and ends on September 29, 2017. In September 2015, the Company entered into two additional caps for premium payments of $880, which were effective September 30, 2015 and end on September 30, 2018. The interest rate cap agreements are designed to cap the LIBOR interest rate into a fixed interest rate if the LIBOR goes above the set cap amounts of 1.5%. As of December 31, 2016, the Company had interest rate cap agreements with notional amounts of $194,000 outstanding.

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

The interest rate cap balances of $306 and $1,147 were recorded within other assets in the consolidated balance sheets as of December 31, 2016 and 2015, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded a reduction to the value of its interest rate caps of $78, $1,388, and $662, within other comprehensive loss during the years ended December 31, 2016, 2015 and 2014, respectively. The amount of related income tax was not material in any of the periods presented.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

As of December 31, 2016, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(10) Deferred revenue

The summary set forth below represents the balances in deferred revenue as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Prepaid membership fees	$5,034	$5,134
Enrollment fees	1,240	1,555
Equipment discount	2,796	2,968
Annual membership fees	6,775	6,132
Area development and franchise fees	10,286	10,944
Total deferred revenue	26,131	26,733
Long-term portion of deferred revenue	8,351	12,016
Current portion of deferred revenue	$17,780	$14,717

Equipment deposits received in advance of delivery, placement and customer acceptance as of December 31, 2016 and 2015 were $2,170 and $5,587, respectively and are expected to be recognized as revenue in the next twelve months.

In December 2016, the Company wrote-off $1,754 of expiring equipment discounts that were originally recorded in connection with the March 31, 2014 acquisition of eight franchisee-owned stores. This amount is included as a gain in other expense on the consolidated statement of operations for the year ended December 31, 2016.

(11) Related party transactions

Amounts due from related parties of $2,864 and $4,940 as of December 31, 2016 and 2015, respectively, primarily relate to currently due or potential reimbursements for certain taxes accrued or paid by the Company (see note 15).

Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2016	2015	2014
Franchise revenue	$1,760	$1,232	$733
Equipment revenue	1,338	1,686	3,711
Total revenue from related parties	$3,098	$2,918	$4,444

Additionally, the Company had deferred ADA revenue from related parties of $422 and $352 as of December 31, 2016 and 2015, respectively.

The Company paid management fees to TSG totaling $0, $1,899, and $1,211 during the years ended December 31, 2016, 2015 and 2014, respectively. In connection with the IPO, the Company paid a $1,000 termination fee related to the termination of its management agreement with TSG, which is included in the management fees paid for the year ended December 31, 2015. As of December 31, 2016, the Company had $419,071 payable to related parties pursuant to tax benefit arrangements, see Note 15.

(12) Stockholder’s equity

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

Exchange agreement

Following the Merger and the Reclassification, the Company and the Continuing LLC Owners entered into an exchange agreement under which the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. As a Continuing LLC Owner exchanges Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock,

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

the number of Holdings Units held by the Company will increase by a corresponding amount as it acquires the exchanged Holdings Units and cancels a corresponding number of shares of Class B common stock.

IPO transactions

In connection with the completion of the IPO on August 11, 2015, in order to facilitate the disposition of equity interests in Pla-Fit Holdings held by Continuing LLC Owners affiliated with TSG, the Company used the net proceeds received to purchase issued and outstanding Holdings Units from these Continuing LLC Owners that they received in the Reclassification. In connection with the IPO, the Company purchased 10,491,055 issued and outstanding Holdings Units from these Continuing LLC Owners for an aggregate of $156,946. This is in addition to the 26,106,930 Holdings Units that the Company acquired in the Reclassification on a one-for-one basis in relation to the number of shares of Class A common stock issued to the Direct TSG Investors in the Merger. Accordingly, following the IPO, the Company held 36,597,985 Holdings Units, which is equal to the number of shares of Class A common stock that were issued to the Direct TSG Investors and investors in the IPO. The Direct TSG Investors, who did not receive Holdings Units in the Reclassification but received shares of Class A common stock in the Merger, sold 5,033,945 shares of Class A common stock in the IPO as selling stockholders. All expenses of the IPO, other than underwriter discounts and commissions, were borne by Pla-Fit Holdings or reimbursed by Pla-Fit Holdings to the Company and amounted to $7,697 for the year ended December 31, 2015. These amounts were recorded in selling, general, and administrative expense in the accompanying statements of operations and could not be capitalized and offset against the proceeds from the offering because the Company did not retain any of the proceeds from the IPO.

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

September Secondary Offering

As described in Note 1, on September 28, 2016, the Company completed the September Secondary Offering of 8,000,000 shares of our Class A common stock at a price of 19.62 per share. All of the shares sold in the offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the offering consisted of (i) 2,593,981 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 5,406,019 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the September Secondary Offering. Simultaneously, and in connection with the exchange, 5,406,019 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the September Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 5,406,019 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

November Secondary Offering

As described in Note 1, on November 22, 2016, the Company completed the November Secondary Offering of 15,000,000 shares of our Class A common stock at a price of $23.22 per share. All of the shares sold in the offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the offering consisted of (i) 4,863,715 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,136,285 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the November Secondary Offering. Simultaneously, and in connection with the exchange, 10,136,285 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the November Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,136,285 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Other Exchanges

In addition to the secondary offerings mentioned above, during the year ended December 31, 2016, certain Continuing LLC Owners have exercised their exchange right and exchanged 1,271,146 Holdings Units for 1,271,146 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 1,271,146 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange right and cancelled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,271,146 Holdings Units, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.

As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2016:

•

the investors in the IPO, the Company’s secondary offerings, and other exchanges collectively owned 51,307,348 shares of our Class A common, representing 52.1% of the voting power in the Company and, through the Company, 52.1% of the economic interest in Pla-Fit Holdings;

•

the Direct TSG Investors own 10,006,450 shares of our Class A common stock, representing 10.2% of the voting power in the Company and, through the Company, 10.2% of the economic interest in Pla-Fit Holdings; and

•

the Continuing LLC Owners collectively hold 37,184,925 Holdings Units, representing 37.7% of the economic interest in Pla-Fit Holdings and 37,184,925 shares of our Class B common stock, representing 37.7% of the voting power in the Company.

Dividends

Dividends declared and paid to holders of the Company’s Class A common stock during the year ended December 31, 2016, were $169,282, or $2.78 per share of Class A common stock. The dividend was declared on November 10, 2016 and paid on December 5, 2016 to Class A common stock holders of record as of November 22, 2016. The Company also paid cash dividend equivalents of $101,729, or $2.78 per share, to holders of Holdings Units on December 5, 2016 and accrued $3,899 of dividend equivalents for future payment to holders of unvested share awards to be paid upon vesting of the related awards.

(13) Equity-based compensation

2013 Equity Incentive Plan

In 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company granted awards in the form of Class M Units to employees and directors of the Company and its subsidiaries. The Class M Units received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of the Company, as determined by the Company’s Board of Directors, at the grant date. Eighty percent of the awards vest over five years of continuous employment or service while the other twenty percent only vest in the event of an initial public offering of the Company’s common stock or that of its parent or one of its subsidiaries, subject to the holder of the Class M Units remaining employed or providing services on the date of such initial public offering. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service, and have a ten year contractual term. These awards are accounted for as equity at their fair value as of the grant date. In connection with the IPO and related recapitalization transactions as described in Note 1, all of the outstanding Class M Units were converted into Holdings Units and Class B common shares of Planet Fitness, Inc. in accordance with the terms of the awards. The Company’s IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding Class B Common shares were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share. The Company recorded $784 and $4,371 of compensation expense in the years ended December 31, 2016 and 2015, respectively, related to these awards.

The fair value of each award was estimated on the date of grant using a Monte Carlo simulation model.

The weighted average assumptions for the grants are provided in the following table. Since the Company’s shares were not publicly traded, expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The term was based on the estimated time to a liquidity event. The risk-free rate for the expected term of the M Unit was based on the U.S. Treasury yield curve at the date of grant.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Valuation assumptions:

Year ended December 31, 2014
Expected term (years)	1.70
Expected volatility	36.8%
Risk-free interest rate	0.4%
Dividend yield	—

During the year ended December 31, 2016, the Company modified the vesting terms of 22,527 outstanding Holdings Units such that those units were fully vested immediately. In connection with the modification, the Company recorded $337 of compensation expense in the year ended December 31, 2016. During the year ended December 31, 2015, the Company modified the vesting terms of 10.737 outstanding Class M Units such that those units were fully vested and eligible to receive distributions following a liquidity event.

A summary of unvested Holdings Unit activity is presented below:

	Holdings Units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2016	1,805,783	$1.52
Units granted	—
Units forfeited	(126,482)	$1.52
Units vested	(654,285)	$1.52
Unvested outstanding at December 31, 2016	1,025,016	$1.52	1.4	$20,603

The amount of total unrecognized compensation cost related to all awards under this plan was $246 as of December 31, 2016, which is expected to be recognized over a weighted-average period of 1.4 years.

2015 Omnibus Incentive Plan

Stock Options

In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the "2015 Plan") under which the Company may grant options and other equity-based awards to purchase up to 7,896,800 shares to employees, directors and officers. All stock options awarded vest annually, on a tranche by tranche basis, over a period of four years with a maximum contractual term of 10 years.

The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2016	2015
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.2% - 34.4%	35.4%
Risk-free interest rate (3)	1.31% - 1.76%	1.70% - 1.82%
Dividend yield (4)	—	—

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)	Based on an assumed a dividend yield of zero at the time of grant.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

A summary of stock option activity for the year ended December 31, 2016:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2016	108,270	$16.15
Granted	309,683	$17.90
Exercised	(8,483)	$16.00
Forfeited	(5,000)	$16.00
Outstanding at December 31, 2016	404,470	$17.49	9.2	$1,055
Vested or expected to vest at December 31, 2016	392,755	$17.47	9.2	$1,032
Exercisable at December 31, 2016	17,324	$16.23	8.6	$67

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2016 was $6.44. During the years ended December 31, 2016 and 2015, $846 and $131, respectively, was recorded to selling, general and administrative expense related to these stock options. As of December 31, 2016, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $1,576, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted stock units

During the year ended December 31, 2016, the Company granted 2,447 restricted Class A stock units (“RSUs”) to one member of its Board of Directors under the 2015 Plan. The RSUs granted vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSU awards are valued using the intrinsic value method.

	Stock Options	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested at January 1, 2016	8,160	$18.38
Granted	2,447	$20.43
Vested	(2,720)	$18.38
Unvested outstanding at December 31, 2016	7,887	$19.02	1.0	$159

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2016 was $20.43. During the years ended December 31, 2016 and 2015, $98 and $26, respectively, was recorded to selling, general and administrative expense related to these RSUs. As of December 31, 2016, total unrecognized compensation expense related to unvested RSUs was $76, which is expected to be recognized over a weighted-average period of 1 year.

(14) Earnings per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. for the year ended December 31, 2016 and the period from August 6, 2015 through December 31, 2015, the periods following the recapitalization transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to August 6, 2015, therefore no earnings per share information has been presented for any period prior to that date.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year ended December 31, 2016	August 6, 2015 through December 31, 2015
Numerator
Net income	$71,247	$23,454
Less: net income attributable to non-controlling interests	49,747	19,348
Net income attributable to Planet Fitness, Inc. - basic & diluted	$21,500	$4,106
Denominator
Weighted-average shares of Class A common stock outstanding - basic	43,300,288	36,243,557
Effect of dilutive securities:
Stock options	1,489	—
Restricted stock units	2,908	—
Weighted-average shares of Class A common stock outstanding - diluted	43,304,685	36,243,557

Earnings per share of Class A common stock - basic	$0.50	$0.11
Earnings per share of Class A common stock - diluted	$0.50	$0.11

Weighted average shares of Class B common stock of 55,305,992 and 62,466,183 for the year ended December 31, 2016 and the period from August 6, 2015 through December 31, 2015, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 208,452 and 108,270 for the year ended December 31, 2016 and the period from August 6, 2015 through December 31, 2015, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 8,160 for the period from August 6, 2015 through December 31, 2015 were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(15) Income taxes

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$88,016	$48,716	$39,534
Foreign	1,892	(1,438)	(1,056)
Total income before the provision for income taxes	89,908	47,278	38,478

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$1,206	$686	$—
State	1,428	2,188	1,078
Foreign	421	139	168
Total current tax expense	3,055	3,013	1,246
Deferred:
Federal	11,633	5,636	—
State	3,755	935	217
Foreign	218	(436)	(280)
Total deferred tax expense (benefit)	15,606	6,135	(63)
Provision for income taxes	$18,661	$9,148	$1,183

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015
U.S. statutory tax rate	35.0%	35.0%
State and local taxes, net of federal benefit	4.9%	6.2%
Rate change impact on deferred taxes	(1.4)%	6.9%
Tax benefit arrangement liability adjustment	—%	(2.1)%
Foreign tax rate differential	(0.3)%	0.3%
Withholding taxes and other	—%	0.2%
Reserve for uncertain tax position	3.1%	—%
Income attributable to non-controlling interests	(20.5)%	(27.1)%
Effective tax rate	20.8%	19.4%

The Company incurs U.S. federal and state income taxes on its pro rata share of income flowed through from Pla-Fit Holdings. Our effective tax rate on such income was approximately 39.5% and 39.4% for the years ended December 31, 2016 and 2015, respectively. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.5% for the years ended December 31, 2016 and 2015, respectively, applied to non-controlling interests, representing the remaining percentage of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings. Undistributed earnings of foreign operations are not material for the years ended December 31, 2016 and 2015, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Accrued expense and reserves	$865	$353
Deferred revenue	2,029	1,276
Goodwill and intangible assets	406,447	113,460
Net operating loss	22	716
Other	4,218	2,841
Deferred tax assets	$413,581	$118,646

Deferred tax liabilities:
Prepaid expenses	(781)	(674)
Property and equipment	(3,631)	(614)
Total deferred tax liabilities	$(4,412)	$(1,288)
Total deferred tax assets and liabilities	$409,169	$117,358

Reported as:
Deferred income taxes - non-current assets	$410,407	$117,358
Deferred income taxes - non-current liabilities	(1,238)	—
Total deferred tax assets and liabilities	$409,169	$117,358

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The Company has net operating loss carryforwards related to its Canada operations of approximately $82, which begin to expire in 2034. The Company believes as of December 31, 2016 it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets, and as such no valuation allowance has been recorded.

A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$300	$300
Increases related to prior year tax positions	2,308	-
Balance at end of year	$2,608	$300

During the year ended December 31, 2016, the Company recognized $2,773 within current tax expense related to the establishment of a reserve for an uncertain tax position, including interest of $465. This amount relates to a potential liability associated with a 2012 state filing position currently under audit by the taxing authorities. While the Company believes it is more likely than not that its position will be sustained, the amount recorded after assessing the likelihood of various potential outcomes is based upon the facts and circumstances known as of December 31, 2016. In connection with the 2012 Acquisition of Pla-Fit Holdings on November 8, 2012 by TSG, the sellers are obligated to indemnify the Company for certain pre-acquisition tax liabilities. The Company has therefore recorded an asset and corresponding other income of $2,773 in connection with the indemnification in the year ended December 31, 2016.

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Interest and penalties recorded for the year ended December 31, 2016 was $465. Interest and penalties for the year ended December 31, 2015 and 2014 were not material.

As of December 31, 2016 and 2015, the total liability related to uncertain tax positions was $2,608 and $300, respectively. The amount of unrecognized tax benefits as of December 31, 2016 that, if recognized, would reduce income tax expense is $2,608. As of December 31, 2016, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $2,608 within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2013 through 2016 remain open to examination by the tax authorities in these jurisdictions. The Company is currently under audit in its primary state jurisdiction, New Hampshire, for 2012 and 2013.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 12), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the TRA Holders have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such liability (up to 3.5% of the value receive upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant TRA LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law during 2016, the Company no longer expects to incur any such liability under the New Hampshire business profits tax. The Company recorded other expense of $72 and other income of $2,549 in the years ended December 31, 2016 and 2015, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits.

In connection with the exchanges that occurred in the secondary offerings and other exchanges during 2016 and in the IPO during 2015, 24,704,610 and 10,491,055 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

conjunction with the exchanges and, in 2015, the recapitalization transactions and IPO, we recorded a decrease to our net deferred tax assets of $25,046 and $35,661, during the years ended December 31, 2016 and 2015, respectively. As a result of these exchanges, during the years ended December 31 2016 and 2015 we also recognized deferred tax assets in the amount of $332,471 and $154,335, respectively, and corresponding tax benefit arrangement liabilities of $285,730 and $136,950, respectively, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges in each year was to equity.

The tax benefit obligation was $419,071 and $140,191 as of December 31, 2016 and 2015, respectively.

Projected future payments under the tax benefit arrangements are as follows:

Amount
2017	$11,296
2018	20,253
2019	20,438
2020	20,927
2021	21,491
Thereafter	324,666
Total	$419,071

(16) Commitments and contingencies

(a) Operating lease commitments

The Company rents equipment, office, and warehouse space at various locations in the United States and Canada under noncancelable operating leases. Rental expense was $19,203, $18,186, and $16,980 for the years ended December 31, 2016, 2015 and 2014, respectively. Approximate annual future commitments under noncancelable operating leases as of December 31, 2016 are as follows:

Amount
2017	$13,782
2018	13,342
2019	11,749
2020	10,648
2021	9,178
Thereafter	48,020
Total	$106,719

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

(c) Purchase commitments

As of December 31, 2016, the Company had advertising purchase commitments of approximately $23,805, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $9,687 primarily related to equipment to be sold to franchisees.

(d) Guarantees

The Company has guaranteed certain leases and debt agreements of entities that were previously related through common ownership. These guarantees relate to leases for operating space, equipment, and other operating costs of franchises operated by the related entities. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,350 and $1,871 as of December 31, 2016 and 2015, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2016 and 2015, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(17) Retirement Plan

The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $484, $384, and $211 for the years ended December 31, 2016, 2015 and 2014, respectively.

(18) Segments

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

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, the Dominican Republic, and Canada. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

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

The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31,
	2016	2015	2014
Revenue
Franchise segment revenue - U.S.	$114,717	$87,299	$71,806
Franchise segment revenue - International	1,771	786	—
Franchise segment total	116,488	88,085	71,806
Corporate-owned stores segment - U.S.	100,541	95,459	85,022
Corporate-owned stores segment - International	4,180	2,931	19
Corporate-owned stores segment total	104,721	98,390	85,041
Equipment segment - U.S.	157,032	144,062	122,930
Equipment segment total	157,032	144,062	122,930
Total revenue	$378,241	$330,537	$279,777

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $10,513, $9,806, and $8,450 for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
Segment EBITDA
Franchise	$97,256	$66,030	$53,109
Corporate-owned stores	40,847	36,070	31,705
Equipment	36,439	31,936	26,447
Corporate and other	(26,007)	(30,051)	(18,642)
Total Segment EBITDA	$148,535	$103,985	$92,619

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2016	2015	2014
Total Segment EBITDA	$148,535	$103,985	$92,619
Less:
Depreciation and amortization	31,502	32,158	32,341
Other expense	1,371	(275)	(1,261)
Income from operations	115,662	72,102	61,539
Interest expense, net	(27,125)	(24,549)	(21,800)
Other income (expense)	1,371	(275)	(1,261)
Income before income taxes	$89,908	$47,278	$38,478

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2016	December 31, 2015
Franchise	$202,580	$206,997
Corporate-owned stores	153,761	151,620
Equipment	208,809	208,168
Unallocated	436,292	132,392
Total consolidated assets	$1,001,442	$699,177

The table above includes $2,795 and $3,149 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2016 and 2015, respectively.

The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2016	December 31, 2015
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Total consolidated goodwill	$176,981	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(19) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Franchisee-owned stores:
Stores operated at beginning of period	1,066	863	704
New stores opened	195	206	169
Stores debranded, sold or consolidated(1)	(6)	(3)	(10)
Stores operated at end of period	1,255	1,066	863
Corporate-owned stores:
Stores operated at beginning of period	58	55	45
New stores opened	—	3	2
Stores acquired from franchisees	—	—	8
Stores operated at end of period	58	58	55
Total stores:
Stores operated at beginning of period	1,124	918	749
New stores opened	195	209	171
Stores debranded, sold or consolidated(1)	(6)	(3)	(2)
Stores operated at end of period	1,313	1,124	918

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

(20) Quarterly financial data (unaudited)

	For the quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$83,343	$91,472	$87,007	$116,419
Income from operations	25,610	27,831	26,153	36,068
Net income	16,345	18,091	14,863	21,948
Net income attributable to Planet Fitness, Inc.	3,368	4,132	3,425	10,575
Earnings per share:
Class A - Basic	$0.09	$0.11	$0.08	$0.19
Class A - Diluted	$0.09	$0.11	$0.08	$0.18

	For the quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$76,923	$78,952	$68,817	$105,845
Income from operations	14,304	18,667	10,338	28,793
Net income	8,541	11,612	737	17,240
Net income attributable to Planet Fitness, Inc.	8,425	11,501	(3,893)	2,485
Earnings per share(1):			August 6 through September 30, 2015	For the quarter ended December 31, 2015
Class A - Basic			$0.05	$0.06
Class A - Diluted			$0.04	$0.06

(1)

Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods from August 6, 2015 through September 30, 2015 and the quarter ended December 31, 2015, the periods following the recapitalization transactions and IPO (see Note 14).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief  Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2016 , our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control Over Financial Reporting

Remediation Activities

In the first half of 2015, management identified a material weakness in our internal control over financial reporting relating to our controls over the authorization of IT hardware purchases and the processing of related invoices. The internal controls in place during this time were not adequate to detect fraudulent purchases made by an employee whose employment we terminated.

Since identifying this material weakness, we implemented processes and controls designed to remediate this material weakness by revising existing, and implementing new, procedures and systems regarding (i) authorizing purchases, (ii) receiving invoices, (iii) receiving IT hardware products and (iv) processing invoices. As a result of the successful implementation of the remediation actions noted, as well as subsequent successful testing of the design and operation of the enhanced control procedures, management has concluded that its material weakness as disclosed in prior periods was remediated as of March 31, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be held May 9, 2017. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedules

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: March 6, 2017	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 6, 2017
Christopher Rondeau	(Principal Executive Officer)

/s/ Dorvin Lively	Chief Financial Officer	March 6, 2017
Dorvin Lively	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Berg	Director	March 6, 2017
David Berg

/s/ Frances Rathke	Director	March 6, 2017
Frances Rathke

/s/ Charles Esserman	Director	March 6, 2017
Charles Esserman

/s/ Michael Layman	Director	March 6, 2017
Michael Layman

/s/ Pierre LeComte	Director	March 6, 2017
Pierre LeComte

/s/ Stephen Spinelli, Jr.	Director	March 6, 2017
Stephen Spinelli, Jr.

/s/ Edward Wong	Director	March 6, 2017
Edward Wong

Exhibit Index

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date

3.1	Restated Certificate of Incorporation of Planet Fitness, Inc		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
10.1	Amended and Restated Credit Agreement dated as of March 31, 2014 among Planet Intermediate, LLC, as Holdings, Planet Fitness Holdings, LLC, as Borrower, the other loan parties thereto, and the lenders party thereto		S-1	333-205141	10.1	22-Jun-15
10.2	Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 31, 2015 among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, the lenders party thereto and JP Morgan Chase Bank, N.A.		S-1	333-205141	10.2	22-Jun-15
10.3	Amended and Restated Pledge and Security Agreement dated as of March 31, 2014 by and between Planet Intermediate, LLC, Planet Fitness Holdings, LLC, as Borrower, and Borrower Grantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto		S-1	333-205141	10.3	22-Jun-15
10.4	Second Amendment to Credit Agreement, dated November 10, 2016, by and among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto		8-K	001-37534	10.1	10-Nov-16
10.5	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.6	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.7	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.8	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.9	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.10	Form of Stockholders Agreement		S-1/A	333-205141	10.8	15-Jul-15
10.11	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.12	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.13	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.1	15-Jul-15
10.14	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.15	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.16	Amended and Restated Employment Agreement with Richard Moore		S-1/A	333-205141	10.13	15-Jul-15
10.17	Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.14	22-Jun-15
10.18	Form of Class M Unit Award under Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.15	22-Jun-15
10.19	Form of Planet Fitness, Inc. 2015 Omnibus Incentive Plan		S-1/A	333-205141	10.16	15-Jul-15
10.20	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1/A	333-205141	10.17	15-Jul-15
10.21	Form of Recapitalization Agreement		S-1/A	333-205141	10.18	15-Jul-15

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.22	Form of Stock Option Award		S-1/A	333-205141	10.1	15-Jul-15
10.23	Form of Restricted Stock Unit Award		S-1/A	333-205141	10.2	15-Jul-15
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

X