Form 10-Q
period 2017-03-31
Planet Fitness, Inc.
filed 2017-05-03
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 26, 2017 there were 72,552,901 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 25,795,641 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;
•	risks relating to damage to our brand and reputation;
•	our ability to successfully implement our growth strategy;
•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems;
•	our and our franchisees’ ability to attract and retain members;
•	the high level of competition in the health club industry generally;
•	our reliance on a limited number of vendors, suppliers and other third-party service providers;
•	the substantial indebtedness of our subsidiary, Planet Fitness Holdings, LLC;
•	risks relating to our corporate structure and tax receivable agreements; and
•	the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$60,236	$40,393
Accounts receivable, net of allowance for bad debts of $118 and $687 at March 31, 2017 and December 31, 2016, respectively	14,988	26,873
Due from related parties	2,914	2,864
Inventory	1,331	1,802
Restricted assets – national advertising fund	2,502	3,074
Other receivables	9,715	7,935
Other current assets	7,905	8,284
Total current assets	99,591	91,225
Property and equipment, net of accumulated depreciation of $33,794 as of March 31, 2017 and $30,987 as of December 31, 2016	61,104	61,238
Intangible assets, net	249,148	253,862
Goodwill	176,981	176,981
Deferred income taxes	561,342	410,407
Other assets, net	8,186	7,729
Total assets	$1,156,352	$1,001,442
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$7,185
Accounts payable	13,278	28,507
Accrued expenses	10,263	19,190
Equipment deposits	10,739	2,170
Deferred revenue, current	18,226	17,780
Payable to related parties pursuant to tax benefit arrangements, current	11,283	8,072
Other current liabilities	536	369
Total current liabilities	71,510	83,273
Long-term debt, net of current maturities	700,672	702,003
Deferred rent, net of current portion	5,213	5,108
Deferred revenue, net of current portion	8,445	8,351
Deferred tax liabilities	1,052	1,238
Payable to related parties pursuant to tax benefit arrangements, net of current portion	552,213	410,999
Other liabilities	5,271	5,225
Total noncurrent liabilities	1,272,866	1,132,924
Commitments and contingencies (note 11)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 72,473 and 61,314 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	7	6
Class B common stock, $.0001 par value - 100,000 shares authorized, 26,026 and 37,185 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	4
Accumulated other comprehensive loss	(1,274)	(1,174)
Additional paid in capital	23,087	34,467
Accumulated deficit	(155,288)	(164,062)
Total stockholders' deficit attributable to Planet Fitness Inc.	(133,465)	(130,759)
Non-controlling interests	(54,559)	(83,996)
Total stockholders' deficit	(188,024)	(214,755)
Total liabilities and stockholders' deficit	$1,156,352	$1,001,442

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2017	2016
Revenue:
Franchise	$30,281	$21,491
Commission income	6,516	6,186
Corporate-owned stores	27,041	25,697
Equipment	27,264	29,969
Total revenue	91,102	83,343
Operating costs and expenses:
Cost of revenue	21,124	23,639
Store operations	15,184	14,732
Selling, general and administrative	13,820	11,845
Depreciation and amortization	7,951	7,703
Other gain	(32)	(186)
Total operating costs and expenses	58,047	57,733
Income from operations	33,055	25,610
Other expense, net:
Interest expense, net	(8,763)	(6,367)
Other income	682	393
Total other expense, net	(8,081)	(5,974)
Income before income taxes	24,974	19,636
Provision for income taxes	7,108	3,291
Net income	17,866	16,345
Less net income attributable to non-controlling interests	9,024	12,977
Net income attributable to Planet Fitness, Inc.	$8,842	$3,368

Net income per share of Class A common stock:
Basic & diluted	$0.14	$0.09
Weighted-average shares of Class A common stock outstanding:
Basic	64,121	36,598
Diluted	64,150	36,598

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2017	2016
Net income including non-controlling interests	$17,866	$16,345
Other comprehensive income (loss), net:
Unrealized gain (loss) on interest rate caps, net of tax	177	(583)
Foreign currency translation adjustments	(8)	(93)
Total other comprehensive income (loss), net	169	(676)
Total comprehensive income including non-controlling interests	18,035	15,669
Less: total comprehensive income attributable to non-controlling interests	9,114	12,491
Total comprehensive income attributable to Planet Fitness, Inc.	$8,921	$3,178

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$17,866	$16,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,951	7,703
Amortization of deferred financing costs	465	371
Amortization of favorable leases and asset retirement obligations	94	99
Amortization of interest rate caps	432	75
Deferred tax expense	5,298	1,354
Gain on re-measurement of tax benefit arrangement	(541)	—
Provision for bad debts	27	7
Gain on disposal of property and equipment	—	(186)
Equity-based compensation	380	576
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	11,859	8,864
Notes receivable and due from related parties	(99)	3,544
Inventory	471	3,081
Other assets and other current assets	(2,187)	(4,632)
Accounts payable and accrued expenses	(21,244)	(16,202)
Other liabilities and other current liabilities	188	30
Income taxes	310	(2,314)
Payable to related parties pursuant to tax benefit arrangements	—	(2,113)
Equipment deposits	8,569	(334)
Deferred revenue	527	(1,091)
Deferred rent	106	85
Net cash provided by operating activities	30,472	15,262
Cash flows from investing activities:
Additions to property and equipment	(5,336)	(865)
Proceeds from sale of property and equipment	—	20
Net cash used in investing activities	(5,336)	(845)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(12)
Repayment of long-term debt	(1,796)	(1,275)
Premiums paid for interest rate caps	(366)	—
Dividend equivalent payments	(20)	—
Distributions to Continuing LLC Members	(3,142)	(6,411)
Net cash used in financing activities	(5,324)	(7,698)
Effects of exchange rate changes on cash and cash equivalents	31	119
Net increase in cash and cash equivalents	19,843	6,838
Cash and cash equivalents, beginning of period	40,393	31,430
Cash and cash equivalents, end of period	$60,236	$38,268

Supplemental cash flow information:
Net cash paid for income taxes	$1,595	$4,336
Cash paid for interest	$7,857	$5,815
Non-cash investing activities:
Non-cash additions to property and equipment	$38	$170

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of changes in equity (deficit)

(Unaudited)

(Amounts in thousands)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
Balance at December 31, 2016	61,314	$6	37,185	$4	$(1,174)	$34,467	$(164,062)	$(83,996)	$(214,755)
Net income	—	—	—	—	—	—	8,842	9,024	17,866
Equity-based compensation expense	—	—	—	—	—	400	(20)	—	380
Exchanges of Class B common stock	11,159	1	(11,159)	(1)	(179)	(23,286)		23,465	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	11,506	—	—	11,506
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	(48)	(3,142)	(3,190)
Other comprehensive income (loss)	—	—	—	—	79	—	—	90	169
Balance at March 31, 2017	72,473	$7	26,026	$3	$(1,274)	$23,087	$(155,288)	$(54,559)	$(188,024)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 10.1 million members and 1,367 owned and franchised locations (referred to as stores) in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of March 31, 2017.

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

Subsequent to the IPO and the related recapitalization transactions, the Company is a holding company whose principal asset is a controlling equity interest in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of limited liability company units of Pla-Fit Holdings (“Holdings Units”) not owned by the Company. Unless otherwise specified, “the Company” refers to both Planet Fitness, Inc. and Pla-Fit Holdings throughout the remainder of these notes.

In March 2017, the Company completed a secondary offering (“March Secondary Offering”) of 15,000,000 shares of its Class A common stock at a price of $20.44 per share. All of the shares sold in the March Secondary Offering were offered by certain existing holders of Holdings Units and TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (“Direct TSG Investors”), funds affiliated with TSG Consumer Partners, LLC (“TSG”). The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating holders of Holdings Units. The shares sold in the March Secondary Offering consisted of (i) 4,790,758 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,209,242 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the holders of Holdings Units that participated in the March Secondary Offering. Simultaneously, and in connection with the exchange, 10,209,242 shares of Class B common stock were surrendered by the holders of Holdings Units that participated in the March Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,209,242 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

In addition to the March Secondary Offering, during the three months ended March 31, 2017, certain existing holders of Holdings Units have exercised their exchange rights and exchanged 949,861 Holdings Units for 949,861 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 949,861 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 949,861 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Following the completion of the March Secondary Offering and other exchanges, and as of March 31, 2017, Planet Fitness, Inc. held 100% of the voting interest and 73.6% of the economic interest of Pla-Fit Holdings and the existing equity owners of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 26.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, Planet Fitness, Inc.’s economic interest in Pla-Fit Holdings will increase.

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 6, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

As discussed in Note 1, as a result of the recapitalization transactions, Planet Fitness, Inc. consolidates Pla-Fit Holdings. The Company also consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include franchise entities and certain other entities. The Company is not deemed to be the primary beneficiary for Planet Fitness franchise entities. Therefore, these entities are not consolidated.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$473	$—	$473	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$306	$—	$306	$—

(d) Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company expects to adopt this new guidance in fiscal year 2018 and is still evaluating the most appropriate transition method to be utilized. The Company expects the adoption of the new guidance to change the timing of recognition of area development agreement and initial franchise fees. Currently, these fees are generally recognized upfront upon either a store opening or upon execution of the property lease for an area development agreement, and upon execution of a lease and delivery of training for franchise fees. The new guidance will generally require these fees to be recognized over the contractual terms of the geographic exclusivity right and the related franchise license. The Company does not currently expect this new guidance to materially impact the recognition of royalty income. The Company is continuing to evaluate the impact the adoption of this new guidance will have on all revenue transactions, including the impact this guidance may have on the presentation of national advertising fund revenues and expenses.

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

The FASB issued ASU No. 2016-09, Stock Compensation, in March 2016. This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions. This guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company has adopted the guidance as of January 1, 2017 on a modified retrospective basis, noting no material impact to the consolidated financial statements.

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

The FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

goodwill allocated to that reporting unit. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,158	$—	$4,071	$—
MMR	3,207	—	3,156	—
Total	$7,365	$—	$7,227	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,241 and $1,350 as of March 31, 2017 and December 31, 2016, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) Goodwill and intangible assets

A summary of goodwill and intangible assets at March 31, 2017 and December 31, 2016 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
March 31, 2017	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(76,163)	$95,619
Noncompete agreements	5.0	14,500	(12,752)	1,748
Favorable leases	7.5	2,935	(1,735)	1,200
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(4,669)	4,281
		201,567	(98,719)	102,848
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(98,719)	$249,148
Goodwill		$176,981	$—	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2016	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	$(72,655)	$99,127
Noncompete agreements	5.0	14,500	(12,027)	2,473
Favorable leases	7.5	2,935	(1,643)	1,292
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(4,280)	4,670
		201,567	(94,005)	107,562
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(94,005)	$253,862
Goodwill		$176,981	$—	$176,981

The Company determined that no impairment charges were required during any periods presented.

Amortization expense related to the intangible assets totaled $4,715 and $4,940 for the three months ended March 31, 2017 and 2016, respectively. Included within these total amortization expense amounts are $94 and $99 related to amortization of favorable and unfavorable leases for the three months ended March 31, 2017 and 2016, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of March 31, 2017 is as follows:

Amount
Remainder of 2017	$13,500
2018	14,583
2019	14,215
2020	12,517
2021	12,422
Thereafter	35,611
Total	$102,848

(5) Long-term debt

Long-term debt as of March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017	December 31, 2016

Term loan B requires quarterly installments plus interest

   through the term of the loan, maturing March 31, 2021.

   Outstanding borrowings bear interest at LIBOR or base

   rate (as defined) plus a margin at the election of the borrower

(4.53% at March 31, 2017 and 4.33% at December 31, 2016)	$714,858	$716,654

Revolving credit line, requires interest only payments

   through the term of the loan, maturing March 31, 2019.

   Outstanding borrowings bear interest at LIBOR or base rate

   (as defined) plus a margin at the election of the borrower

(6.25% at March 31, 2017 and 6.00% December 31, 2016)	—	—
Total debt, excluding deferred financing costs	$714,858	716,654
Deferred financing costs, net of accumulated amortization	(7,001)	(7,466)
Total debt	707,857	709,188
Current portion of long-term debt and line of credit	7,185	7,185
Long-term debt, net of current portion	$700,672	$702,003

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of March 31, 2017 are as follows:

Amount
Remainder of 2017	$5,389
2018	7,185
2019	7,185
2020	7,185
2021	687,914
Total	$714,858

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

In order to manage the market risk arising from the outstanding term loans, the Company has entered into a series of interest rate caps. During the three months ended March 31, 2017, the Company entered into two additional interest rate caps effective on March 31, 2017 and terminating on March 31, 2019 with variable notional amounts in order to hedge one month LIBOR greater than 2.5%. As of March 31, 2017, the Company had interest rate cap agreements with notional amounts of $194,000 outstanding that were entered into in order to hedge three month LIBOR greater than 1.5%, and interest rate cap agreements with notional amounts of $164,327 that were entered into in order to hedge one month LIBOR greater than 2.5%.

The interest rate cap balances of $473 and $306 were recorded within other assets in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded an increase to the value of its interest rate caps of $177, net of tax of $57 and a reduction to the value of its interest rate caps of $583, net of tax of $113, within other comprehensive loss during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that will necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(7) Related party transactions

Amounts due from related parties of $2,914 and $2,864 as of March 31, 2017 and December 31, 2016, respectively, primarily relate to currently due or potential reimbursements for certain taxes accrued or paid by the Company (see Note 10).

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2017	2016
Franchise revenue	$448	$421
Equipment revenue	19	593
Total revenue from related parties	$467	$1,014

Additionally, the Company had deferred area development agreement revenue from related parties of $412 and $422 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had $563,496 payable to related parties pursuant to tax benefit arrangements, see Note 10.

The Company provides administrative services to the Planet Fitness National Advertising Fund, LLC (“NAF”) and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $573 and $437 for the three months ended March 31, 2017 and 2016, respectively.

(8) Stockholder’s equity

Pursuant to the exchange agreement between the Company and the Continuing LLC Owners, the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. In connection with any exchange by a Continuing LLC Owner of Holdings Units for shares of Class A common stock, the number of Holdings Units held by the Company is correspondingly increased as it acquires the exchanged Holdings Units, and a corresponding number of shares of Class B common stock are cancelled.

In March 2017, the Company completed the March Secondary Offering of 15,000,000 shares of its Class A common stock at a price of $20.44 per share. All of the shares sold in the March Secondary Offering were offered by certain existing holders of Holdings Units and the Direct TSG Investors. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating holders of Holdings Units. The shares sold in the March Secondary Offering consisted of (i) 4,790,758 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,209,242 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the holders of Holdings Units that participated in the March Secondary Offering. Simultaneously, and in connection with the exchange, 10,209,242 shares of Class B common stock were surrendered by the holders of Holdings Units that participated in the March Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,209,242 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

In addition to the March Secondary Offering, during the three months ended March 31, 2017, certain existing holders of Holdings Units exercised their exchange rights and exchanged 949,861 Holdings Units for 949,861 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 949,861 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 949,861 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

As a result of these transactions, as of March 31, 2017:

•

Holders of our Class A common stock, excluding the Direct TSG Investors, owned 67,257,210 shares of our Class A common, representing 68.3% of the voting power in the Company and, through the Company, 68.3% of the economic interest in Pla-Fit Holdings;

•

the Direct TSG Investors owned 5,215,691 shares of our Class A common stock, representing 5.3% of the voting power in the Company and, through the Company, 5.3% of the economic interest in Pla-Fit Holdings; and

•

the Continuing LLC Owners collectively owned 26,025,822 Holdings Units, representing 26.4% of the economic interest in Pla-Fit Holdings and 26,025,822 shares of our Class B common stock, representing 26.4% of the voting power in the Company.

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

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2017	2016
Numerator
Net income	$17,866	$16,345
Less: net income attributable to non-controlling interests	9,024	12,977
Net income attributable to Planet Fitness, Inc.	$8,842	$3,368

Denominator
Weighted-average shares of Class A common stock outstanding - basic	64,120,677	36,597,985
Effect of dilutive securities:
Stock options	24,739	-
Restricted stock units	4,525	-
Weighted-average shares of Class A common stock outstanding - diluted	64,149,941	36,597,985

Earnings per share of Class A common stock - basic	$0.14	$0.09
Earnings per share of Class A common stock - diluted	$0.14	$0.09

Weighted average shares of Class B common stock of 34,378,046 and 62,066,702 for the three months ended March 31, 2017 and 2016, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 111,912 and 134,870 for the three months ended March 31, 2017 and 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units of 8,160 for the three months ended March 31, 2016 were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(10) Income taxes

The Company is the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company is also subject to taxes in foreign jurisdictions.

The Company incurs U.S. federal and state income taxes on its pro rata share of income flowed through from Pla-Fit Holdings. Our effective tax rate on such income was approximately 39.5% and 39.4% for three months ended March 31, 2017 and 2016, respectively. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.5% for three months ended March 31, 2017 and 2016, respectively, applied to non-controlling interests, representing the remaining percentage of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings. Undistributed earnings of foreign operations were not material for the three months ended March 31, 2017 and 2016.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Net deferred tax assets of $561,342 and $410,407 as of March 31, 2017 and December 31, 2016, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and IPO. As of March 31, 2017, the Company does not have any material net operating loss carryforwards.

As of March 31, 2017 and December 31, 2016, the total liability related to uncertain tax positions was $2,608. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of March 31, 2017, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $2,608 within the next 12 months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. Interest and penalties for the three months ended March 31, 2017 and 2016 were not material.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings (the “TRA Holders”) 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings.

In connection with the March Secondary Offering and related and other exchanges during the three months ended March 31, 2017, 11,159,103 Holdings Units were redeemed by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $10,044 during the three months ended March 31, 2017. As a result of these exchanges, during the three months ended March 31, 2017, we also recognized deferred tax assets in the amount of $166,516, and corresponding tax benefit arrangement liabilities of $144,966, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.

As of March 31, 2017 and December 31, 2016, the Company had a liability of $563,496 and $419,071, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2017	$11,283
2018	25,781
2019	26,984
2020	27,575
2021	28,370
Thereafter	443,503
Total	$563,496

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

The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2017 and 2016. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended March 31,
	2017	2016
Revenue
Franchise segment revenue - U.S.	$36,428	$27,230
Franchise segment revenue - International	369	447
Franchise segment total	36,797	27,677
Corporate-owned stores - U.S.	25,973	24,698
Corporate-owned stores - International	1,068	999
Corporate-owned stores total	27,041	25,697
Equipment segment - U.S.	27,264	29,969
Equipment segment total	27,264	29,969
Total revenue	$91,102	$83,343

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $2,106 and $2,075 for the three months ended March 31, 2017 and 2016, respectively.

	Three months ended March 31,
	2017	2016
Segment EBITDA
Franchise	$32,032	$23,813
Corporate-owned stores	10,693	10,162
Equipment	6,094	6,318
Corporate and other	(7,131)	(6,587)
Total Segment EBITDA	$41,688	$33,706

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2017	2016
Total Segment EBITDA	$41,688	$33,706
Less:
Depreciation and amortization	7,951	7,703
Other expense	682	393
Income from operations	33,055	25,610
Interest expense, net	(8,763)	(6,367)
Other expense	682	393
Income before income taxes	$24,974	$19,636

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2017	December 31, 2016
Franchise	$206,778	$202,580
Corporate-owned stores	157,290	153,761
Equipment	205,815	208,809
Unallocated	586,469	436,292
Total consolidated assets	$1,156,352	$1,001,442

The table above includes $2,698 and $2,795 of long-lived assets located in the Company’s corporate-owned stores in Canada as of March 31, 2017 and December 31, 2016, respectively. All other assets are located in the U.S.

The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2017	December 31, 2016
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(13) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,255	1,066
New stores opened	54	48
Stores debranded or consolidated(1)	—	(1)
Stores operated at end of period	1,309	1,113

Corporate-owned stores:
Stores operated at beginning of period	58	58
New stores opened	—	—
Stores operated at end of period	58	58

Total stores:
Stores operated at beginning of period	1,313	1,124
New stores opened	54	48
Stores debranded or consolidated(1)	—	(1)
Stores operated at end of period	1,367	1,171

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

As of March 31, 2017, we had more than 10.1 million members and 1,367 stores in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,367 stores, 1,309 are franchised and 58 are corporate-owned. As of March 31, 2017, we had commitments to open more than 1,000 new stores under existing area development agreements.

Our segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2017 and 2016. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three Months Ended March 31,
	2017	2016
(in thousands)
Revenue
Franchise segment	$36,797	$27,677
Corporate-owned stores segment	27,041	25,697
Equipment segment	27,264	29,969
Total revenue	$91,102	$83,343

Segment EBITDA
Franchise	$32,032	$23,813
Corporate-owned stores	10,693	10,162
Equipment	6,094	6,318
Corporate and other	(7,131)	(6,587)
Total Segment EBITDA(1)	$41,688	$33,706
(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

 A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three Months Ended March 31, 2017:
Income from operations	$29,898	$6,680	$4,543	$(8,066)	$33,055
Depreciation and amortization	2,143	3,872	1,551	385	7,951
Other income (expense)	(9)	141	-	550	682
Segment EBITDA(1)	$32,032	$10,693	$6,094	$(7,131)	$41,688

Three Months Ended March 31, 2016:
Income from operations	$21,691	$5,877	$4,767	$(6,725)	$25,610
Depreciation and amortization	2,118	3,902	1,551	132	7,703
Other expense	4	383	-	6	393
Segment EBITDA(1)	$23,813	$10,162	$6,318	$(6,587)	$33,706
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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,255	1,066
New stores opened	54	48
Stores debranded or consolidated(1)	—	(1)
Stores operated at end of period	1,309	1,113

Corporate-owned stores:
Stores operated at beginning of period	58	58
New stores opened	-	-
Stores operated at end of period	58	58

Total stores:
Stores operated at beginning of period	1,313	1,124
New stores opened	54	48
Stores debranded or consolidated(1)	-	(1)
Stores operated at end of period	1,367	1,171
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

The following table shows our same store sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Same store sales data

Same store sales growth:
Franchisee-owned stores	11.5%	7.0%
Corporate-owned stores	4.5%	4.9%
System-wide stores	11.1%	6.8%

Number of stores in same store sales base:
Franchisee-owned stores	1,100	915
Corporate-owned stores	58	56
Total stores	1,158	971

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

We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, stock offering-related costs, severance costs, and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. Four-wall EBITDA is an assessment of store-level profitability for stores included in the same-store-sales base, which adjusts for certain administrative and other items that we do not consider in our evaluation of individual store-level performance.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(in thousands)
Net income	$17,866	$16,345
Interest expense, net	8,763	6,367
Provision for income taxes	7,108	3,291
Depreciation and amortization	7,951	7,703
EBITDA	41,688	33,706
Purchase accounting adjustments-revenue(1)	336	-
Purchase accounting adjustments-rent(2)	196	182
Stock offering-related costs(3)	608	-
Severance costs(4)	-	380
Other(5)	(573)	-
Adjusted EBITDA	$42,255	$34,268

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

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $103 and $85 in the three months ended March 31, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $93 and $97 for the three months ended March 31, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(4)	Represents severance expense recorded in connection with an equity award modification.
(5)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three months ended March 31, 2017, this amount includes a gain of $541 related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

As a result of the recapitalization transactions that occurred prior to our IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated (the “New LLC Agreement”) to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted, gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as if they had occurred on January 1, 2015. In addition, Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net income	$17,866	$16,345
Provision for income taxes, as reported	7,108	3,291
Purchase accounting adjustments-revenue(1)	336	-
Purchase accounting adjustments-rent(2)	196	182
Stock offering-related costs(3)	608	-
Severance costs(4)	-	380
Other(5)	(342)	-
Purchase accounting amortization(6)	4,622	4,843
Adjusted income before income taxes	$30,394	$25,041
Adjusted income taxes(7)	12,006	9,866
Adjusted net income	$18,388	$15,175

Adjusted net income per share, diluted	$0.19	$0.15

Adjusted weighted-average shares outstanding(8)	98,528	98,707

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

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $103 and $85 in the three months ended March 31, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $93 and $97 for the three months ended March 31, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(4)	Represents severance expense recorded in connection with an equity award modification.
(5)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three months ended March 31, 2017, this amount includes a gain of $541 related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate, partially offset by accelerated depreciation expense taken on our headquarters in preparation for moving to a new building.

(6)

Includes $4,086 and $4,219 of amortization of intangible assets, other than favorable leases, for the three months ended March 31, 2017 and 2016, respectively, recorded in connection with the 2012 Acquisition, and $536 and $624 of amortization of intangible assets for the three months ended March 31, 2017 and 2016, respectively, recorded in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(7)

Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three months ended March 31, 2017 and 39.4% for the three months ended March 31, 2016 applied to adjusted income before income taxes.

(8)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness Inc.(1)	$8,842	64,150	$0.14	$3,368	36,598	$0.09
Assumed exchange of shares(2)	9,024	34,378		12,977	62,109
Net Income	17,866			16,345
Adjustments to arrive at adjusted income before income taxes(3)	12,528			8,696
Adjusted income before income taxes	30,394			25,041
Adjusted income taxes(4)	12,006			9,866
Adjusted Net Income	$18,388	98,528	$0.19	$15,175	98,707	$0.15
(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% and 39.4% for the three months ended March 31, 2017 and 2016, respectively, applied to adjusted income before income taxes.

Results of operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenue:
Franchise revenue	33.2%	25.8%
Commission income	7.2%	7.4%
Franchise segment	40.4%	33.2%
Corporate-owned stores	29.7%	30.8%
Equipment	29.9%	36.0%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	23.2%	28.4%
Store operations	16.7%	17.7%
Selling, general and administrative	15.2%	14.2%
Depreciation and amortization	8.7%	9.2%
Other gain	0.0%	(0.2%)
Total operating costs and expenses	63.8%	69.3%
Income from operations	36.2%	30.7%
Other income (expense), net:
Interest expense, net	(9.6%)	(7.6%)
Other income (expense)	0.7%	0.5%
Total other expense, net	(8.9%)	(7.1%)
Income before income taxes	27.3%	23.6%
Provision for income taxes	7.8%	3.9%
Net income	19.5%	19.7%
Less net income attributable to non-controlling interests	9.9%	15.6%
Net income attributable to Planet Fitness, Inc.	9.6%	4.1%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(in thousands)
Revenue:
Franchise revenue	$30,281	$21,491
Commission income	6,516	6,186
Franchise segment	36,797	27,677
Corporate-owned stores	27,041	25,697
Equipment	27,264	29,969
Total revenue	91,102	83,343
Operating costs and expenses:
Cost of revenue	21,124	23,639
Store operations	15,184	14,732
Selling, general and administrative	13,820	11,845
Depreciation and amortization	7,951	7,703
Other gain	(32)	(186)
Total operating costs and expenses	58,047	57,733
Income from operations	33,055	25,610
Other income (expense), net:
Interest expense, net	(8,763)	(6,367)
Other income	682	393
Total other expense, net	(8,081)	(5,974)
Income before income taxes	24,974	19,636
Provision for income taxes	7,108	3,291
Net income	17,866	16,345
Less net income attributable to non-controlling interests	9,024	12,977
Net income attributable to Planet Fitness, Inc.	$8,842	$3,368

Comparison of the three months ended March 31, 2017 and three months ended March 31, 2016

Revenue

Total revenues were $91.1 million in the three months ended March 31, 2017, compared to $83.3 million in the three months ended March 31, 2016, an increase of $7.8 million, or 9.3%.

Franchise segment revenue was $36.8 million in the three months ended March 31, 2017, compared to $27.7 million in the three months ended March 31, 2016, an increase of $9.1 million, or 33.0%.

Franchise revenue was $30.3 million in the three months ended March 31, 2017 compared to $21.5 million in the three months ended March 31, 2016, an increase of $8.8 million or 40.9%. Included in franchise revenue is royalty revenue of $20.9 million, franchise and other fees of $7.3 million, and placement revenue of $2.1 million for the three months ended March 31, 2017, compared to royalty revenue of $14.0 million, franchise and other fees of $5.4 million, and placement revenue of $2.1 million for the three months ended March 31, 2016. The $6.9 million increase in royalty revenue was primarily driven by $2.7 million attributable to a same store sales increase of 11.5% in franchisee-owned stores, $2.3 million attributable to higher royalties on annual fees, and $1.9 million attributable to royalties from new stores in 2017 as well as stores that opened in 2016 that were not included in the same store sales base.

Commission income, which is included in our franchise segment, was $6.5 million in the three months ended March 31, 2017 compared to $6.2 million in the three months ended March 31, 2016, an increase of $0.3 million or 5.3%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Revenue from our corporate-owned stores segment was $27.0 million in the three months ended March 31, 2017, compared to $25.7 million in the three months ended March 31, 2016, an increase of $1.3 million, or 5.2%. Same store sales from corporate-owned stores increased 4.5% in the three months ended March 31, 2017, which contributed incremental revenues of $0.9 million.

Equipment segment revenue was $27.3 million in the three months ended March 31, 2017, compared to $30.0 million in the three months ended March 31, 2016, a decrease of $2.7 million, or 9.0%. This decrease was primarily driven by lower equipment sales to new franchisee-owned stores related to fewer new equipment sales in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Cost of revenue

Cost of revenue was $21.1 million in the three months ended March 31, 2017 compared to $23.6 million in the three months ended March 31, 2016, a decrease of $2.5 million, or 10.6%. Cost of revenue, which relates to our equipment segment, decreased due to lower equipment sales to new franchisee-owned stores, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $15.2 million in the three months ended March 31, 2017 compared to $14.7 million in the three months ended March 31, 2016, an increase of $0.5 million, or 3.1%.

Selling, general and administrative

Selling, general and administrative expenses were $13.8 million in the three months ended March 31, 2017 compared to $11.8 million in the three months ended March 31, 2016, an increase of $2.0 million, or 16.7%. The $2.0 million increase was primarily due to additional expenses incurred during the three months ended March 31, 2017 to support our growing franchisee operations, including additional headcount and infrastructure to provide training, development, pre-opening support and store operational excellence functions. Additionally, $0.6 million of the increase is due to incremental costs incurred in connection with secondary offerings in the three months ended March 31, 2017. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $8.0 million in the three months ended March 31, 2017 compared to $7.7 million in the three months ended March 31, 2016, a decrease of $0.2 million, or 3.2%.

Other gain

Other gain was $0 in the three months ended March 31, 2017 compared to $0.2 in the three months ended March 31, 2016.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $8.8 million in the three months ended March 31, 2017 compared to $6.4 million in the three months ended March 31, 2016, an increase of $2.4 million, or 37.6%. The increase in interest expense is a result of the additional $230.0 million in borrowings which occurred in November 2016 as a result of the amendment of our senior secured credit facility.

Other income

Other income was $0.7 million in the three months ended March 31, 2017 compared to $0.4 million in the three months ended March 31, 2016, an increase of $0.3 million. In the three months ended March 31, 2017, other income includes a gain of $0.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Other income primarily consists of the effects of foreign currency gains and losses.

Provision for income taxes

Income tax expense was $7.1 million in the three months ended March 31, 2017, compared to $3.3 million in the three months ended March 31, 2016, an increase of $3.8 million. The increase in the provision for income taxes is primarily attributable to the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the three months ended March 31, 2017 compared to the three months ended

March 31, 2016 as a result of the exchanges by Continuing LLC Owners of shares of Class B common stock for shares of Class A common stock.

The Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5% for the three months ended March 31, 2017 and 39.4% for the three months ended March 31, 2016, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.5% for the three months ended March 31, 2017 and 2016, respectively, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $32.0 million in the three months ended March 31, 2017 compared to $23.8 million in the three months ended March 31, 2016, an increase of $8.2 million, or 34.5%. This increase was primarily the result of growth in our franchise segment revenue of $2.7 million attributable to a same store sales increase of 11.5% in franchisee-owned stores, $2.3 million attributable to higher royalties on annual fees, $1.9 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, and $1.9 million of higher franchise and other fees. Depreciation and amortization was $2.1 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $10.7 million in the three months ended March 31, 2017 compared to $10.2 million in the three months ended March 31, 2016, an increase of $0.5 million, or 5.2%. This increase was the result of an increase in revenue related to our same store sales increase of 4.5% in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Depreciation and amortization was $3.9 million for both periods.

Equipment

Segment EBITDA for the equipment segment was $6.1 million in the three months ended March 31, 2017 compared to $6.3 million in the three months ended March 31, 2016, a decrease of $0.2 million, or 3.5%, primarily driven by lower equipment sales to new franchisee-owned stores the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Depreciation and amortization was $1.6 million for both periods.

Liquidity and capital resources

As of March 31, 2017, we had $60.2 million of cash and cash equivalents. In addition, as of March 31, 2017, we had borrowing capacity of $75.0 million under our revolving credit facility.

We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with the available cash balance, the cash generated from our operations, and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk factors” in the Annual Report. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the three months ended March 31, 2017 and 2016:

	March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$30,472	$15,262
Investing activities	(5,336)	(845)
Financing activities	(5,324)	(7,698)
Effect of foreign exchange rates on cash	31	119
Net increase in cash	$19,843	$6,838

Operating activities

For the three months ended March 31, 2017, net cash provided by operating activities was $30.5 million compared to $15.3 million in the three months ended March 31, 2016, an increase of $15.2 million. Of the increase, $5.6 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities and $9.6 million was due to lower cash used for working capital in the three months ended March 31, 2017. The lower cash used for working capital was driven by changes in accounts receivable, notes receivable and due from related parties, inventory, other assets and other current assets, equipment deposits, and accounts payable and accrued expenses.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the three months ended March 31, 2017 and 2016:

	March 31,
(in thousands)	2017	2016
New corporate-owned stores and corporate-owned stores not yet opened	$-	$-
Existing corporate-owned stores	4,054	487
Information systems	106	125
Corporate and all other	1,176	253
Total capital expenditures	$5,336	$865

For the three months ended March 31, 2017, net cash used in investing activities was $5.3 million compared to $0.8 million in the three months ended March 31, 2016, an increase of $4.5 million, and was primarily related to higher capital expenditures on existing corporate-owned stores.

Financing activities

For the three months ended March 31, 2017, net cash used in financing activities was $5.3 million compared to $7.7 million in the three months ended March 31, 2016, a decrease of $2.4 million. Member distributions were $3.1 million in the three months ended March 31, 2017 compared to $6.4 million in the three months ended March 31, 2016.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At March 31, 2017, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 6.25 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.25 to 1.0 by June 30, 2020.

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

As of March 31, 2017, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 4.0 to 1.0 which was calculated for the 12 months ended March 31, 2017 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

On November 10, 2016, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $230.0 million in term loan borrowings for a total of $718.5 million, decrease the interest rate spread on our term loan by 25 basis points, and increase our revolving credit facility to $75.0 million. The full incremental borrowing of $230.0 million and approximately $41.0 million of cash on hand was used to pay a dividend of $169.3 million to shareholders of our Class A common stock and make cash dividend equivalent payments of $101.7 million to Continuing LLC owners. The incremental term loan borrowings bear a variable rate of interest of the greater of LIBOR or 0.75% in respect of the term loans plus the applicable margin of 3.50%. In connection with the increased borrowings under the term loans, the contractually required leverage ratios under the covenants were adjusted. All other terms and conditions remain unchanged under the senior secured credit facility.

Off-balance sheet arrangements

As of March 31, 2017, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $1.2 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at March 31, 2017 was not material, and no accrual has been recorded for our potential obligation under these arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 0.75% in respect of the term loans. As of March 31, 2017, we had outstanding borrowings of $714.9 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $7.1 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 6 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entity. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2017, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

In connection with our IPO, we and the existing holders of Holdings Units entered into an exchange agreement under which they (or certain permitted transferees) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, together with a corresponding number of shares of Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. As an existing holder of Holdings Units exchanges Holdings Units for shares of Class A common stock, the number of Holdings Units held by Planet Fitness, Inc. is correspondingly increased, and a corresponding number of shares of Class B common stock are cancelled.

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

Planet Fitness, Inc.
(Registrant)

Date: May 3, 2017	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)