Form 10-Q
period 2017-06-30
Planet Fitness, Inc.
filed 2017-08-09
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ______________

Commission file number: 001-37534

PLANET FITNESS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3942097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Liberty Lane West, Hampton, NH 03842

(Address of Principal Executive Offices and Zip Code)

(603) 750-0001

(Registrant’s Telephone Number, Including Area Code)

26 Fox Run Road, Newington, NH 03801 (Former address)

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

As of August 4, 2017 there were 85,651,353 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 12,701,228 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$78,521	$40,393
Accounts receivable, net of allowance for bad debts of $79 and $687 at June 30, 2017 and December 31, 2016, respectively	15,721	26,873
Due from related parties	2,925	2,864
Inventory	1,447	1,802
Restricted assets – national advertising fund	859	3,074
Other receivables	10,550	7,935
Other current assets	7,330	8,284
Total current assets	117,353	91,225
Property and equipment, net of accumulated depreciation of $32,700 as of June 30, 2017 and $30,987 as of December 31, 2016	67,564	61,238
Intangible assets, net	244,437	253,862
Goodwill	176,981	176,981
Deferred income taxes	737,953	410,407
Other assets, net	10,353	7,729
Total assets	$1,354,641	$1,001,442
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$7,185
Accounts payable	18,532	28,507
Accrued expenses	12,215	19,190
Equipment deposits	7,560	2,170
Deferred revenue, current	20,271	17,780
Payable to related parties pursuant to tax benefit arrangements, current	24,487	8,072
Other current liabilities	565	369
Total current liabilities	90,815	83,273
Long-term debt, net of current maturities	699,175	702,003
Deferred rent, net of current portion	5,166	5,108
Deferred revenue, net of current portion	7,746	8,351
Deferred tax liabilities	1,142	1,238
Payable to related parties pursuant to tax benefit arrangements, net of current portion	702,566	410,999
Other liabilities	4,786	5,225
Total noncurrent liabilities	1,420,581	1,132,924
Commitments and contingencies (note 11)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 85,649 and 61,314 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9	6
Class B common stock, $.0001 par value - 100,000 shares authorized, 12,701 and 37,185 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1	4
Accumulated other comprehensive loss	(1,332)	(1,174)
Additional paid in capital	10,629	34,467
Accumulated deficit	(142,864)	(164,062)
Total stockholders' deficit attributable to Planet Fitness Inc.	(133,557)	(130,759)
Non-controlling interests	(23,198)	(83,996)
Total stockholders' deficit	(156,755)	(214,755)
Total liabilities and stockholders' deficit	$1,354,641	$1,001,442

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenue:
Franchise	$32,791	$25,506	$63,072	$46,997
Commission income	5,003	3,973	11,519	10,159
Corporate-owned stores	28,285	26,383	55,326	52,080
Equipment	41,237	35,610	68,501	65,579
Total revenue	107,316	91,472	198,418	174,815
Operating costs and expenses:
Cost of revenue	31,452	27,801	52,576	51,440
Store operations	14,604	15,760	29,788	30,492
Selling, general and administrative	14,768	12,381	28,588	24,226
Depreciation and amortization	7,894	7,678	15,845	15,382
Other loss (gain)	348	21	316	(165)
Total operating costs and expenses	69,066	63,641	127,113	121,375
Income from operations	38,250	27,831	71,305	53,440
Other expense, net:
Interest expense, net	(9,028)	(6,161)	(17,791)	(12,528)
Other (expense) income	(933)	(160)	(251)	234
Total other expense, net	(9,961)	(6,321)	(18,042)	(12,294)
Income before income taxes	28,289	21,510	53,263	41,146
Provision for income taxes	10,285	3,419	17,393	6,709
Net income	18,004	18,091	35,870	34,437
Less net income attributable to non-controlling interests	5,592	13,959	14,616	26,936
Net income attributable to Planet Fitness, Inc.	$12,412	$4,132	$21,254	$7,501

Net income per share of Class A common stock:
Basic	$0.16	$0.11	$0.30	$0.20
Diluted	$0.16	$0.11	$0.30	$0.20
Weighted-average shares of Class A common stock outstanding:
Basic	79,154	36,771	71,679	36,685
Diluted	79,193	36,773	71,713	36,686

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income including non-controlling interests	$18,004	$18,091	$35,870	$34,437
Other comprehensive income (loss), net:
Unrealized gain (loss) on interest rate caps, net of tax	179	(79)	356	(662)
Foreign currency translation adjustments	13	(3)	5	(96)
Total other comprehensive income (loss), net	192	(82)	361	(758)
Total comprehensive income including non-controlling interests	18,196	18,009	36,231	33,679
Less: total comprehensive income attributable to non-controlling interests	5,639	13,899	14,753	26,392
Total comprehensive income attributable to Planet Fitness, Inc.	$12,557	$4,110	$21,478	$7,287

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,870	$34,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,845	15,382
Amortization of deferred financing costs	942	741
Amortization of favorable leases and asset retirement obligations	184	198
Amortization of interest rate caps	954	221
Deferred tax expense	14,589	6,703
Loss on extinguishment of debt	79	—
Third party debt refinancing expense	1,021	—
Gain on re-measurement of tax benefit arrangement	(541)	—
Provision for bad debts	28	13
Gain on disposal of property and equipment	(323)	(165)
Equity-based compensation	1,012	960
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	11,542	7,785
Due to and due from related parties	(289)	7,531
Inventory	355	3,664
Other assets and other current assets	(3,239)	(3,074)
Accounts payable and accrued expenses	(14,144)	(13,931)
Other liabilities and other current liabilities	(33)	4
Income taxes	(406)	(5,822)
Payable to related parties pursuant to tax benefit arrangements	(7,909)	(6,007)
Equipment deposits	5,390	(1,068)
Deferred revenue	1,826	2,232
Deferred rent	245	282
Net cash provided by operating activities	62,998	50,086
Cash flows from investing activities:
Additions to property and equipment	(14,127)	(4,487)
Proceeds from sale of property and equipment	—	142
Net cash used in investing activities	(14,127)	(4,345)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(25)
Repayment of long-term debt	(3,592)	(2,550)
Payment of deferred financing and other debt-related costs	(1,278)	—
Premiums paid for interest rate caps	(366)	—
Proceeds from issuance of Class A common stock	26	—
Repurchase and retirement of Class B common stock	—	(1,583)
Dividend equivalent payments	(139)	—
Distributions to Continuing LLC Members	(5,592)	(17,472)
Net cash used in financing activities	(10,941)	(21,630)
Effects of exchange rate changes on cash and cash equivalents	198	123
Net increase in cash and cash equivalents	38,128	24,234
Cash and cash equivalents, beginning of period	40,393	31,430
Cash and cash equivalents, end of period	$78,521	$55,664

Supplemental cash flow information:
Net cash paid for income taxes	$2,914	$5,971
Cash paid for interest	$15,890	$11,479
Non-cash investing activities:
Non-cash additions to property and equipment	$988	$226

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of changes in equity (deficit)

(Unaudited)

(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive	Additional paid-	Accumulated	Non-controlling	Total (deficit)
	Shares	Amount	Shares	Amount	(loss) income	in capital	deficit	interests	equity
Balance at December 31, 2016	61,314	$6	37,185	$4	$(1,174)	$34,467	$(164,062)	$(83,996)	$(214,755)
Net income	—	—	—	—	—	—	21,254	14,616	35,870
Equity-based compensation expense	—	—	—	—	—	1,046	(34)	—	1,012
Exchanges of Class B common stock	24,334	3	(24,334)	(3)	(382)	(50,838)	—	51,220	—
Retirement of Class B common stock	—	—	(150)	—	—	—	—	—	—
Exercise of stock options	1	—	—	—	—	26	—	—	26
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	25,928	—	—	25,928
Forfeiture of dividend equivalents	—	—	—	—	—	—	26	417	443
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	(48)	(5,592)	(5,640)
Other comprehensive income	—	—	—	—	224	—	—	137	361
Balance at June 30, 2017	85,649	$9	12,701	$1	$(1,332)	$10,629	$(142,864)	$(23,198)	$(156,755)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 10.4 million members and 1,403 owned and franchised locations (referred to as stores) in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of June 30, 2017.

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

In May 2017, the Company completed a secondary offering (“May Secondary Offering”) of 16,085,510 shares of its Class A common stock at a price of $20.28 per share. All of the shares sold in the May Secondary Offering were offered by certain existing holders of Holdings Units and the Direct TSG Investors, funds affiliated with TSG. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating holders of Holdings Units. The shares sold in the May Secondary Offering consisted of (i) 5,215,691 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,869,819 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the holders of Holdings Units that participated in the May Secondary Offering. Simultaneously, and in connection with the exchange, 10,869,819 shares of Class B common stock were surrendered by the holders of Holdings Units that participated in the May Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,869,819 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

In addition to the March Secondary Offering and May Secondary Offering, during the six months ended June 30, 2017, certain existing holders of Holdings Units have exercised their exchange rights and exchanged 3,254,455 Holdings Units for 3,254,455 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 3,254,455 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 3,254,455 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Following the completion of the March Secondary Offering, May Secondary Offering and other exchanges described above, and as of June 30, 2017, Planet Fitness, Inc. held 100% of the voting interest and 87.1% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 12.9% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, Planet Fitness, Inc.’s economic interest in Pla-Fit Holdings will increase.

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 6, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$220	$—	$220	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$306	$—	$306	$—

(d) Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company expects to adopt this new guidance in fiscal year 2018 and is still evaluating the most appropriate transition method to be utilized. The Company expects the adoption of the new guidance to change the timing of recognition of area development agreement and initial franchise fees. Currently, these fees are generally recognized upfront upon either a store opening or upon execution of the property lease for an area development agreement, and upon execution of a lease and delivery of training for franchise fees. The new guidance will generally require these fees to be recognized over the contractual terms of the related franchise license. The Company does not currently expect this new guidance to materially impact the recognition of royalty income. The Company also expects the adoption of this new guidance to change the reporting of national advertising fund contributions from franchisees and the related national advertising fund expenditures, which are not currently included in the consolidated statements of operations. The Company expects the new guidance to require these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. We expect this change to have a material impact to our total revenues and expenses. However, we expect such contributions and expenditures to be largely offsetting and are continuing to evaluate the impact on our reported net income. The Company is continuing to evaluate the impact the adoption of this new guidance will have on all revenue transactions.

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

The FASB issued ASU No. 2016-09, Stock Compensation, in March 2016. This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company has adopted the guidance as of January 1, 2017 on a modified retrospective basis, noting no material impact to the consolidated financial statements.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,245	$—	$4,071	$—
MMR	3,258	—	3,156	—
Total	$7,503	$—	$7,227	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,132 and $1,350 as of June 30, 2017 and December 31, 2016, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) Goodwill and intangible assets

A summary of goodwill and intangible assets at June 30, 2017 and December 31, 2016 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
June 30, 2017	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(79,671)	$92,111
Noncompete agreements	5.0	14,500	(13,477)	1,023
Favorable leases	7.5	2,935	(1,824)	1,111
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(5,058)	3,892
		201,567	(103,430)	98,137
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(103,430)	$244,437
Goodwill		$176,981	$—	$176,981

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

Amortization expense related to the intangible assets totaled $4,710 and $4,940 for the three months ended June 30, 2017 and 2016, respectively, and $9,425 and $9,880 for the six months ended June 30, 2017 and 2016, respectively. Included within these total amortization expense amounts are $88 and $97 related to amortization of favorable and unfavorable leases for the three months ended June 30, 2017 and 2016, respectively, and $181 and $194 for the six months ended June 30, 2017 and 2016, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of June 30, 2017 is as follows:

Amount
Remainder of 2017	$8,789
2018	14,583
2019	14,215
2020	12,517
2021	12,422
Thereafter	35,611
Total	$98,137

(5) Long-term debt

Long-term debt as of June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016

Term loan B requires quarterly installments plus interest

   through the term of the loan, maturing March 31, 2021.

   Outstanding borrowings bear interest at LIBOR or base

   rate (as defined) plus a margin at the election of the borrower

(4.25% at June 30, 2017 and 4.33% at December 31, 2016)	$713,062	$716,654

Revolving credit line, requires interest only payments

   through the term of the loan, maturing March 31, 2019.

   Outstanding borrowings bear interest at LIBOR or base rate

   (as defined) plus a margin at the election of the borrower

(6.25% at June 30, 2017 and 6.00% December 31, 2016)	—	—
Total debt, excluding deferred financing costs	$713,062	716,654
Deferred financing costs, net of accumulated amortization	(6,702)	(7,466)
Total debt	706,360	709,188
Current portion of long-term debt and line of credit	7,185	7,185
Long-term debt, net of current portion	$699,175	$702,003

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

On May 26, 2017, the Company amended the credit agreement governing its senior secured credit facility to reduce the applicable interest rate margin for term loan borrowings by 50 basis points, with an additional 25 basis point reduction in applicable interest rate possible in the future so long as the Total Net Leverage Ratio (as defined in the credit agreement) is less than 3.50 to 1.00. The amendment to the credit agreement also reduced the interest rate margin for revolving loan borrowings by 25 basis points. In connection with the amendment to the credit agreement, during the three months ended June 30, 2017, the Company capitalized deferred financing costs of $257, recorded expense of $1,021 related to certain third party fees included in other expense on the consolidated statement of operations, and a loss on extinguishment of debt of $79 included in interest expense on the consolidated statement of operations.

Future annual principal payments of long-term debt as of June 30, 2017 are as follows:

Amount
Remainder of 2017	$3,593
2018	7,185
2019	7,185
2020	7,185
2021	687,914
Total	$713,062

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

In order to manage the market risk arising from the outstanding term loans, the Company has entered into a series of interest rate caps. The Company entered into two additional interest rate caps effective March 31, 2017 and terminating on March 31, 2019 with variable notional amounts in order to hedge one month LIBOR greater than 2.5%. As of June 30, 2017, the Company had interest rate cap agreements with notional amounts of $194,000 outstanding that were entered into in order to hedge three month LIBOR greater than 1.5%, and interest rate cap agreements with notional amounts of $163,429 that were entered into in order to hedge one month LIBOR greater than 2.5%.

The interest rate cap balances of $220 and $306 were recorded within other assets in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded an increase to the value of its interest rate caps of $180, net of tax of $89 and a reduction to the value of its interest rate caps of $79, net of tax of $15, within other comprehensive income (loss) during the three months ended June 30, 2017 and 2016, respectively, and an increase to the value of its interest rate caps of $356, net of tax of $145 and a reduction to the value of its interest rate caps of $662, net of tax of $128, within other comprehensive income (loss) during the six months ended June 30, 2017 and 2016, respectively.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

As of June 30, 2017, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that could necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(7) Related party transactions

Amounts due from related parties of $2,925 and $2,864 as of June 30, 2017 and December 31, 2016, respectively, primarily relate to currently due or potential reimbursements for certain taxes accrued or paid by the Company (see Note 10).

Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Franchise revenue	$382	$412	$830	$833
Equipment revenue	554	174	573	767
Total revenue from related parties	$936	$586	$1,403	$1,600

Additionally, the Company had deferred area development agreement revenue from related parties of $258 and $422 as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the Company had $727,053 payable to related parties pursuant to tax benefit arrangements (see Note 10).

The Company provides administrative services to the Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $428 and $438 for the three months ended June 30, 2017 and 2016, respectively, and $1,001 and $875 for the six months ended June 30, 2017 and 2016, respectively.

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

In May 2017, the Company completed the May Secondary Offering of 16,085,510 shares of its Class A common stock at a price of $20.28 per share. All of the shares sold in the May Secondary Offering were offered by certain existing holders of Holdings Units and the Direct TSG Investors. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating holders of Holdings Units. The shares sold in the May Secondary Offering consisted of (i) 5,215,691 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,869,819 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the holders of Holdings Units that participated in the May Secondary Offering. Simultaneously, and in connection with the exchange, 10,869,819 shares of Class B common stock were surrendered by the holders of Holdings Units that participated in the May Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,869,819 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

In addition to the March Secondary Offering and May Secondary Offering, during the six months ended June 30, 2017, certain existing holders of Holdings Units exercised their exchange rights and exchanged 3,254,455 Holdings Units for 3,254,455 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 3,254,455 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 3,254,455 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

As a result of these transactions, as of June 30, 2017:

•

Holders of our Class A common stock owned 85,648,906 shares of our Class A common stock, representing 87.1% of the voting power in the Company and, through the Company, 85,648,906 Holdings Units representing 87.1% of the economic interest in Pla-Fit Holdings;

•

the Continuing LLC Owners collectively owned 12,701,228 Holdings Units, representing 12.9% of the economic interest in Pla-Fit Holdings and 12,701,228 shares of our Class B common stock, representing 12.9% of the voting power in the Company.

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

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$18,004	$18,091	$35,870	$34,437
Less: net income attributable to non-controlling interests	5,592	13,959	14,616	26,936
Net income attributable to Planet Fitness, Inc.	$12,412	$4,132	$21,254	$7,501

Denominator
Weighted-average shares of Class A common stock outstanding - basic	79,153,778	36,771,417	71,678,755	36,684,701
Effect of dilutive securities:
Stock options	33,564	-	28,893	-
Restricted stock units	5,708	1,695	5,121	1,486
Weighted-average shares of Class A common stock outstanding - diluted	79,193,050	36,773,112	71,712,769	36,686,187

Earnings per share of Class A common stock - basic	$0.16	$0.11	$0.30	$0.20
Earnings per share of Class A common stock - diluted	$0.16	$0.11	$0.30	$0.20

Weighted average shares of Class B common stock of 19,197,461 and 61,795,837 for the three months ended June 30, 2017 and 2016, respectively, and 26,745,818 and 61,951,804 for the six months ended June 30, 2017 and 2016, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 491,856 and 218,941 for the three months ended June 30, 2017 and 2016, respectively, and 302,457 and 172,975 for the six months ended June 30, 2017 and 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

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

The Company incurs U.S. federal and state income taxes on its pro rata share of income flowed through from Pla-Fit Holdings. Our effective tax rate on such income was approximately 39.5% for the three and six months ended June 30, 2017 and 2016. The provision for income taxes also reflects an effective state tax rate of 2.0% for the three and six months ended June 30, 2017 and 2.1% for three and six months ended June 30, 2016, applied to non-controlling interests, representing the remaining percentage of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings. Undistributed earnings of foreign operations were not material for the three and six months ended June 30, 2017 and 2016.

Net deferred tax assets of $737,953 and $410,407 as of June 30, 2017 and December 31, 2016, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and IPO. As of June 30, 2017, the Company does not have any material net operating loss carryforwards.

As of June 30, 2017 and December 31, 2016, the total liability related to uncertain tax positions was $2,608. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of June 30, 2017, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $2,608 within the next 12 months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. Interest and penalties for the three and six months ended June 30, 2017 and 2016 were not material.

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

In connection with the March Secondary Offering, May Secondary Offering, and related and other exchanges during the six months ended June 30, 2017, 24,333,516 Holdings Units were redeemed by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $22,479 during the six months ended June 30, 2017. As a result of these exchanges, during the six months ended June 30, 2017, we also recognized deferred tax assets in the amount of $364,839, and corresponding tax benefit arrangement liabilities of $316,432, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.

As of June 30, 2017 and December 31, 2016, the Company had a liability of $727,053 and $419,071, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2017	$3,507
2018	29,972
2019	35,740
2020	35,503
2021	36,548
Thereafter	585,783
Total	$727,053

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

The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Franchise segment revenue - U.S.	$37,017	$29,143	$73,445	$56,373
Franchise segment revenue - International	777	336	1,146	783
Franchise segment total	37,794	29,479	74,591	57,156
Corporate-owned stores - U.S.	27,210	25,306	53,183	50,004
Corporate-owned stores - International	1,075	1,077	2,143	2,076
Corporate-owned stores total	28,285	26,383	55,326	52,080
Equipment segment - U.S.	41,237	35,610	68,501	65,579
Equipment segment total	41,237	35,610	68,501	65,579
Total revenue	$107,316	$91,472	$198,418	$174,815

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $2,871 and $2,653 for the three months ended June 30, 2017 and 2016, respectively, and $4,977 and $4,728 for the six months ended June 30, 2017 and 2016, respectively.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment EBITDA
Franchise	$32,487	$24,682	$64,519	$48,494
Corporate-owned stores	12,840	9,547	23,533	19,709
Equipment	9,809	7,859	15,904	14,177
Corporate and other	(9,925)	(6,739)	(17,057)	(13,324)
Total Segment EBITDA	$45,211	$35,349	$86,899	$69,056

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total Segment EBITDA	$45,211	$35,349	$86,899	$69,056
Less:
Depreciation and amortization	7,894	7,678	15,845	15,382
Other (income) expense	(933)	(160)	(251)	234
Income from operations	38,250	27,831	71,305	53,440
Interest expense, net	(9,028)	(6,161)	(17,791)	(12,528)
Other (income) expense	(933)	(160)	(251)	234
Income before income taxes	$28,289	$21,510	$53,263	$41,146

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	June 30, 2017	December 31, 2016
Franchise	$236,008	$202,580
Corporate-owned stores	151,389	153,761
Equipment	185,252	208,809
Unallocated	781,992	436,292
Total consolidated assets	$1,354,641	$1,001,442

The table above includes $2,665 and $2,795 of long-lived assets located in the Company’s corporate-owned stores in Canada as of June 30, 2017 and December 31, 2016, respectively. All other assets are located in the U.S.

The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2017	December 31, 2016
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

(13) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,309	1,113	1,255	1,066
New stores opened	37	36	91	84
Stores debranded or consolidated(1)	(1)	(1)	(1)	(2)
Stores operated at end of period	1,345	1,148	1,345	1,148

Corporate-owned stores:
Stores operated at beginning of period	58	58	58	58
New stores opened	—	—	—	—
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,367	1,171	1,313	1,124
New stores opened	37	36	91	84
Stores debranded or consolidated(1)	(1)	(1)	(1)	(2)
Stores operated at end of period	1,403	1,206	1,403	1,206

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.

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

As of June 30, 2017, we had more than 10.4 million members and 1,403 stores in 48 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,403 stores, 1,345 are franchised and 58 are corporate-owned. As of June 30, 2017, we had commitments to open more than 1,000 new stores under existing area development agreements.

Our segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2017 and 2016. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)
Revenue
Franchise segment	$37,794	$29,479	$74,591	$57,156
Corporate-owned stores segment	28,285	26,383	55,326	52,080
Equipment segment	41,237	35,610	68,501	65,579
Total revenue	$107,316	$91,472	$198,418	$174,815

Segment EBITDA
Franchise	$32,487	$24,682	$64,519	$48,494
Corporate-owned stores	12,840	9,547	23,533	19,709
Equipment	9,809	7,859	15,904	14,177
Corporate and other	(9,925)	(6,739)	(17,057)	(13,324)
Total Segment EBITDA(1)	$45,211	$35,349	$86,899	$69,056
(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

 A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three Months Ended June 30, 2017:
Income from operations	$30,346	$8,949	$8,258	$(9,303)	$38,250
Depreciation and amortization	2,141	3,812	1,551	390	7,894
Other income (expense)	-	79	-	(1,012)	(933)
Segment EBITDA(1)	$32,487	$12,840	$9,809	$(9,925)	$45,211

Three Months Ended June 30, 2016:
Income from operations	$22,599	$5,721	$6,308	$(6,797)	$27,831
Depreciation and amortization	2,135	3,851	1,551	141	7,678
Other expense	(52)	(25)	-	(83)	(160)
Segment EBITDA(1)	$24,682	$9,547	$7,859	$(6,739)	$35,349

Six Months Ended June 30, 2017:
Income from operations	$60,243	$15,629	$12,803	$(17,370)	$71,305
Depreciation and amortization	4,284	7,684	3,101	776	15,845
Other income (expense)	(8)	220	-	(463)	(251)
Segment EBITDA(1)	$64,519	$23,533	$15,904	$(17,057)	$86,899

Six Months Ended June 30, 2016:
Income from operations	$44,289	$11,598	$11,076	$(13,523)	$53,440
Depreciation and amortization	4,253	7,754	3,101	274	15,382
Other income (expense)	(48)	357	-	(75)	234
Segment EBITDA(1)	$48,494	$19,709	$14,177	$(13,324)	$69,056

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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,309	1,113	1,255	1,066
New stores opened	37	36	91	84
Stores debranded or consolidated(1)	(1)	(1)	(1)	(2)
Stores operated at end of period	1,345	1,148	1,345	1,148

Corporate-owned stores:
Stores operated at beginning of period	58	58	58	58
New stores opened	-	-	-	-
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,367	1,171	1,313	1,124
New stores opened	37	36	91	84
Stores debranded or consolidated(1)	(1)	(1)	(1)	(2)
Stores operated at end of period	1,403	1,206	1,403	1,206
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

The following table shows our same store sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Same store sales data

Same store sales growth:
Franchisee-owned stores	9.3%	7.8%	10.3%	7.4%
Corporate-owned stores	4.3%	4.7%	4.4%	4.8%
Total stores	9.0%	7.6%	10.0%	7.2%

Number of stores in same store sales base:
Franchisee-owned stores	1,138	951	1,138	951
Corporate-owned stores	58	58	58	58
Total stores	1,196	1,009	1,196	1,009

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)
Net income	$18,004	$18,091	$35,870	$34,437
Interest expense, net	9,028	6,161	17,791	12,528
Provision for income taxes	10,285	3,419	17,393	6,709
Depreciation and amortization	7,894	7,678	15,845	15,382
EBITDA	45,211	35,349	86,899	69,056
Purchase accounting adjustments-revenue(1)	444	8	780	8
Purchase accounting adjustments-rent(2)	191	280	387	462
Transaction fees(3)	1,021	-	1,021	-
Stock offering-related costs(4)	329	1,027	937	1,027
Severance costs(5)	-	43	-	423
Early lease termination costs(6)	719	-	719	-
Other(7)	-	72	(573)	72
Adjusted EBITDA	$47,915	$36,779	$90,170	$71,048

(1)

Represents the impact of revenue-related purchase accounting adjustments associated with the acquisition of Pla-Fit Holdings on November 8, 2012 by TSG (the “2012 Acquisition”). At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $104, $183, $207, and $268 in the three and six months ended June 30, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $88, $97, $181, and $194 for the three and six months ended June 30, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents transaction fees and expenses related to the amendment of our credit facility in the three months ended June 30, 2017.
(4)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(5)	Represents severance expense recorded in connection with an equity award modification.
(6)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.
(7)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the six months ended June 30, 2017, this amount includes a gain of $541 related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

As a result of the recapitalization transactions that occurred prior to our IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated (the “New LLC Agreement”) to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted, gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as if they had occurred on January 1, 2016. In addition, Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$18,004	$18,091	$35,870	$34,437
Provision for income taxes, as reported	10,285	3,419	17,393	6,709
Purchase accounting adjustments-revenue(1)	444	8	780	8
Purchase accounting adjustments-rent(2)	191	280	387	462
Transaction fees(3)	1,021	-	1,021	-
Stock offering-related costs(4)	329	1,027	937	1,027
Severance costs(5)	-	43	-	423
Early lease termination costs(6)	912	-	1,143	-
Other(7)	-	72	(573)	72
Purchase accounting amortization(8)	4,622	4,843	9,244	9,686
Adjusted income before income taxes	$35,808	$27,783	$66,202	$52,824
Adjusted income taxes(9)	14,144	10,974	26,150	20,865
Adjusted net income	$21,664	$16,809	$40,052	$31,959

Adjusted net income per share, diluted	$0.22	$0.17	$0.41	$0.32

Adjusted weighted-average shares outstanding(10)	98,391	98,569	98,459	98,638

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

(2)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $104, $183, $207, and $268 in the three and six months ended June 30, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $88, $97, $181, and $194 for the three and six months ended June 30, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents transaction fees and expenses related to the amendment of our credit facility in the three months ended June 30, 2017.
(4)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(5)	Represents severance expense recorded in connection with an equity award modification.
(6)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.
(7)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the six months ended June 30, 2017, this amount includes a gain of $541 related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(8)

Includes $4,086, $4,219, $8,172 and $8,438 of amortization of intangible assets, other than favorable leases, for the three and six months ended June 30, 2017 and 2016, respectively, recorded in connection with the 2012 Acquisition, and $536, $624, $1,072 and $1,248 of amortization of intangible assets for the three and six months ended June 30, 2017 and 2016, respectively, recorded in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(9)	Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three and six months ended June 30, 2017 and 2016 applied to adjusted income before income taxes.
(10)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness Inc.(1)	$12,412	79,193	$0.16	$4,132	36,773	$0.11
Assumed exchange of shares(2)	5,592	19,198		13,959	61,796
Net Income	18,004			18,091
Adjustments to arrive at adjusted income before income taxes(3)	17,804			9,692
Adjusted income before income taxes	35,808			27,783
Adjusted income taxes(4)	14,144			10,974
Adjusted Net Income	$21,664	98,391	$0.22	$16,809	98,569	$0.17

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three months ended June 30, 2017 and 2016, respectively, applied to adjusted income before income taxes.

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness Inc.(1)	$21,254	71,713	$0.30	$7,501	36,686	$0.20
Assumed exchange of shares(2)	14,616	26,746		26,936	61,952
Net Income	35,870			34,437
Adjustments to arrive at adjusted income before income taxes(3)	30,332			18,387
Adjusted income before income taxes	66,202			52,824
Adjusted income taxes(4)	26,150			20,865
Adjusted Net Income	$40,052	98,459	$0.41	$31,959	98,638	$0.32
(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% for the six months ended June 30, 2017 and 2016, respectively, applied to adjusted income before income taxes.

Results of operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Franchise revenue	30.6%	27.9%	31.8%	26.9%
Commission income	4.6%	4.3%	5.8%	5.8%
Franchise segment	35.2%	32.2%	37.6%	32.7%
Corporate-owned stores	26.4%	28.9%	27.9%	29.8%
Equipment	38.4%	38.9%	34.5%	37.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.3%	30.4%	26.5%	29.4%
Store operations	13.6%	17.2%	15.0%	17.4%
Selling, general and administrative	13.8%	13.5%	14.4%	13.9%
Depreciation and amortization	7.4%	8.4%	8.0%	8.8%
Other loss (gain)	0.3%	0.0%	0.2%	(0.1%)
Total operating costs and expenses	64.4%	69.5%	64.1%	69.4%
Income from operations	35.6%	30.5%	35.9%	30.6%
Other income (expense), net:
Interest expense, net	(8.4%)	(6.7%)	(9.0%)	(7.2%)
Other (expense) income	(0.9%)	(0.2%)	(0.1%)	0.1%
Total other expense, net	(9.3%)	(6.9%)	(9.1%)	(7.1%)
Income before income taxes	26.3%	23.6%	26.8%	23.5%
Provision for income taxes	9.6%	3.7%	8.8%	3.8%
Net income	16.7%	19.9%	18.0%	19.7%
Less net income attributable to non-controlling interests	5.2%	15.3%	7.4%	15.4%
Net income attributable to Planet Fitness, Inc.	11.5%	4.6%	10.6%	4.3%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)
Revenue:
Franchise revenue	$32,791	$25,506	$63,072	$46,997
Commission income	5,003	3,973	11,519	10,159
Franchise segment	37,794	29,479	74,591	57,156
Corporate-owned stores	28,285	26,383	55,326	52,080
Equipment	41,237	35,610	68,501	65,579
Total revenue	107,316	91,472	198,418	174,815
Operating costs and expenses:
Cost of revenue	31,452	27,801	52,576	51,440
Store operations	14,604	15,760	29,788	30,492
Selling, general and administrative	14,768	12,381	28,588	24,226
Depreciation and amortization	7,894	7,678	15,845	15,382
Other loss (gain)	348	21	316	(165)
Total operating costs and expenses	69,066	63,641	127,113	121,375
Income from operations	38,250	27,831	71,305	53,440
Other income (expense), net:
Interest expense, net	(9,028)	(6,161)	(17,791)	(12,528)
Other (expense) income	(933)	(160)	(251)	234
Total other expense, net	(9,961)	(6,321)	(18,042)	(12,294)
Income before income taxes	28,289	21,510	53,263	41,146
Provision for income taxes	10,285	3,419	17,393	6,709
Net income	18,004	18,091	35,870	34,437
Less net income attributable to non-controlling interests	5,592	13,959	14,616	26,936
Net income attributable to Planet Fitness, Inc.	$12,412	$4,132	$21,254	$7,501

Comparison of the three months ended June 30, 2017 and three months ended June 30, 2016

Revenue

Total revenues were $107.3 million in the three months ended June 30, 2017, compared to $91.5 million in the three months ended June 30, 2016, an increase of $15.8 million, or 17.3%.

Franchise segment revenue was $37.8 million in the three months ended June 30, 2017, compared to $29.5 million in the three months ended June 30, 2016, an increase of $8.3 million, or 28.2%.

Franchise revenue was $32.8 million in the three months ended June 30, 2017 compared to $25.5 million in the three months ended June 30, 2016, an increase of $7.3 million or 28.6%. Included in franchise revenue is royalty revenue of $23.6 million, franchise and other fees of $6.3 million, and placement revenue of $2.9 million for the three months ended June 30, 2017, compared to royalty revenue of $18.0 million, franchise and other fees of $4.9 million, and placement revenue of $2.7 million for the three months ended June 30, 2016. The $5.6 million increase in royalty revenue was primarily driven by $2.5 million attributable to a same store sales increase of 9.3% in franchisee-owned stores, $2.1 million attributable to royalties from new stores in 2017 as well as stores that opened in 2016 that were not included in the same store sales base, and $1.0 million attributable to higher royalties on annual fees. The $1.4 million increase in franchise and other fees was primarily driven by higher fees associated with increased store and member count in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Commission income, which is included in our franchise segment, was $5.0 million in the three months ended June 30, 2017 compared to $4.0 million in the three months ended June 30, 2016, an increase of $1.0 million or 25.9%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Revenue from our corporate-owned stores segment was $28.3 million in the three months ended June 30, 2017, compared to $26.4 million in the three months ended June 30, 2016, an increase of $1.9 million, or 7.2%. The increase was due to higher revenue from annual fees of $1.0 million and same store sales from corporate-owned stores which increased 4.3% in the three months ended June 30, 2017 and contributed incremental revenues of $0.9 million.

Equipment segment revenue was $41.2 million in the three months ended June 30, 2017, compared to $35.6 million in the three months ended June 30, 2016, an increase of $5.6 million, or 15.8%. The increase was driven by higher equipment sales to new franchisee-owned stores related to two more new equipment sales in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Cost of revenue

Cost of revenue was $31.5 million in the three months ended June 30, 2017 compared to $27.8 million in the three months ended June 30, 2016, an increase of $3.7 million, or 13.1%. Cost of revenue, which relates to our equipment segment, increased due to higher equipment sales to new franchisee-owned stores, and an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Store operations

Store operation expenses, which relate to our corporate-owned stores segment, were $14.6 million in the three months ended June 30, 2017 compared to $15.8 million in the three months ended June 30, 2016, a decrease of $1.2 million, or 7.3% due primarily to lower store expenses and advertising expenses.

Selling, general and administrative

Selling, general and administrative expenses were $14.8 million in the three months ended June 30, 2017 compared to $12.4 million in the three months ended June 30, 2016, an increase of $2.4 million, or 19.3%. The $2.4 million increase was primarily due to additional expenses incurred during the three months ended June 30, 2017 to support our growing operations, including additional headcount and infrastructure. Partially offsetting this increase was $0.7 million of lower costs incurred in connection with secondary offerings in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $7.9 million in the three months ended June 30, 2017 compared to $7.7 million in the three months ended June 30, 2016, an increase of $0.2 million, or 2.8%.

Other (gain)

Other gain was $0.3 million in the three months ended June 30, 2017 compared to $0 in the three months ended June 30, 2016.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $9.0 million in the three months ended June 30, 2017 compared to $6.2 million in the three months ended June 30, 2016, an increase of $2.9 million, or 46.5%. The increase in interest expense is a result of the additional $230.0 million in borrowings which occurred in November 2016 as a result of the amendment of our senior secured credit facility.

Other income (expense)

Other expense was $0.9 million in the three months ended June 30, 2017 compared to $0.2 million in the three months ended June 30, 2016, an increase of $0.8 million. In the three months ended June 30, 2017, other expense includes $1.0 million of third party fees recorded in connection with the May 2017 amendment of our credit facility. Other income (expense) includes the effects of foreign currency gains and losses.

Provision for income taxes

Income tax expense was $10.3 million in the three months ended June 30, 2017, compared to $3.4 million in the three months ended June 30, 2016, an increase of $6.9 million. The increase in the provision for income taxes is primarily attributable to the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.

The Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5% for the three months ended June 30, 2017 and 2016, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.1% for the three months ended June 30, 2017 and 2016, respectively, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $32.5 million in the three months ended June 30, 2017 compared to $24.7 million in the three months ended June 30, 2016, an increase of $7.8 million, or 31.6%. This increase was primarily the result of growth in our franchise segment revenue of $2.5 million attributable to a same store sales increase of 9.3% in franchisee-owned stores, $2.1 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $1.4 million of higher franchise and other fees, $1.0 million of higher commission income, and $1.0 million attributable to higher royalties on annual fees. Depreciation and amortization was $2.1 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $12.8 million in the three months ended June 30, 2017 compared to $9.5 million in the three months ended June 30, 2016, an increase of $3.3 million, or 34.5%. Of this increase, $1.2 million was due to lower store operations expenses, $1.0 million was attributable to higher annual fee revenue, and $0.9 million was the result of an increase in revenue related to our same store sales increase of 4.3% in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Depreciation and amortization was $3.8 million and $3.9 million for the three months ended June 30, 2017 and 2016, respectively.

Equipment

Segment EBITDA for the equipment segment was $9.8 million in the three months ended June 30, 2017 compared to $7.9 million in the three months ended June 30, 2016, an increase of $2.0 million, or 24.8%, primarily driven by two more equipment sales to new franchisee-owned stores in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Depreciation and amortization was $1.6 million for both periods.

Comparison of the six months ended June 30, 2017 and six months ended June 30, 2016

Revenue

Total revenues were $198.4 million in the six months ended June 30, 2017, compared to $174.8 million in the six months ended June 30, 2016, an increase of $23.6 million, or 13.5%.

Franchise segment revenue was $74.6 million in the six months ended June 30, 2017, compared to $57.2 million in the six months ended June 30, 2016, an increase of $17.4 million, or 30.5%.

Franchise revenue was $63.1 million in the six months ended June 30, 2017 compared to $47.0 million in the six months ended June 30, 2016, an increase of $16.1 million or 34.2%. Included in franchise revenue is royalty revenue of $44.5 million, franchise and other fees of $13.6 million, and placement revenue of $5.0 million for the six months ended June 30, 2017, compared to royalty revenue of $32.0 million, franchise and other fees of $10.3 million, and placement revenue of $4.7 million for the six months ended June 30, 2016. The $ 12.5 million increase in royalty revenue was primarily driven by $5.2 million attributable to a same store sales increase of 10.3% in franchisee-owned stores, $3.3 million attributable to higher royalties on annual fees, and $4.0 million attributable to royalties from new stores in 2017 as well as stores that opened in 2016 that were not included in the same store sales base. The $3.3 million increase in franchise and other fees was primarily driven by higher fees associated with increased store and member count in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Commission income, which is included in our franchise segment, was $11.5 million in the six months ended June 30, 2017 compared to $10.2 million in the six months ended June 30, 2016, an increase of $1.4 million or 13.4%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Revenue from our corporate-owned stores segment was $55.3 million in the six months ended June 30, 2017, compared to $52.1 million in the six months ended June 30, 2016, an increase of $3.2 million, or 6.2%. Same store sales from corporate-owned stores increased 4.4% in the six months ended June 30, 2017, which contributed incremental revenues of $1.9 million, and annual fee revenue contributed incremental revenues of $1.6 million in the six months ended June 30, 2017.

Equipment segment revenue was $68.5 million in the six months ended June 30, 2017, compared to $65.6 million in the six months ended June 30, 2016, an increase of $2.9 million, or 4.5%. This increase was primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, partially offset by lower equipment sales to new franchisee-owned stores related to nine fewer new equipment sales in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cost of revenue

Cost of revenue was $52.6 million in the six months ended June 30, 2017 compared to $51.4 million in the six months ended June 30, 2016, an increase of $1.1 million, or 2.2%. Cost of revenue, which relates to our equipment segment, increased due to an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, partially offset by lower equipment sales to new franchisee-owned stores.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $29.8 million in the six months ended June 30, 2017 compared to $30.5 million in the six months ended June 30, 2016, a decrease of $0.7 million, or 2.3%.

Selling, general and administrative

Selling, general and administrative expenses were $28.6 million in the six months ended June 30, 2017 compared to $24.2 million in the six months ended June 30, 2016, an increase of $4.4 million, or 18.0%. The $4.4 million increase was primarily due to additional expenses incurred during the six months ended June 30, 2017 to support our growing operations, including additional headcount and infrastructure. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $15.8 million in the six months ended June 30, 2017 compared to $15.4 million in the six months ended June 30, 2016, an increase of $0.5 million, or 3.0%.

Other (gain) loss

Other loss was $0.3 in the six months ended June 30, 2017 compared to a gain of $0.2 in the six months ended June 30, 2016.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $17.8 million in the six months ended June 30, 2017 compared to $12.5 million in the six months ended June 30, 2016, an increase of $5.3 million, or 42.0%. The increase in interest expense is a result of the additional $230.0 million in borrowings which occurred in November 2016 as a result of the amendment of our senior secured credit facility.

Other income (expense)

Other income (expense) was an expense of $0.3 million in the six months ended June 30, 2017 compared to income of $0.2 million in the six months ended June 30, 2016. In the six months ended June 30, 2017, other expense includes $1.0 million of third party fees recorded in connection with the May 2017 amendment of our credit facility, partially offset by a gain of $0.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Other income (expense) includes the effects of foreign currency gains and losses.

Provision for income taxes

Income tax expense was $17.4 million in the six months ended June 30, 2017, compared to $6.7 million in the six months ended June 30, 2016, an increase of $10.7 million. The increase in the provision for income taxes is primarily attributable to the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.

The Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5% for the six months ended June 30, 2017 and 2016, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.1% for the six months ended June 30, 2017 and 2016, respectively, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $64.5 million in the six months ended June 30, 2017 compared to $48.5 million in the six months ended June 30, 2016, an increase of $16.0 million, or 33.0%. This increase was primarily the result of growth in our franchise segment revenue of $5.2 million attributable to a same store sales increase of 10.3% in franchisee-owned stores, $4.0 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $3.3 million attributable to higher royalties on annual fees, $3.3 million of higher franchise and other fees, and $1.4 million of higher commission income, partially offset by a $1.4 million increase in franchise-related selling, general, and administrative expense. Depreciation and amortization was $4.3 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $23.5 million in the six months ended June 30, 2017 compared to $19.7 million in the six months ended June 30, 2016, an increase of $3.8 million, or 19.4%. This increase was primarily the result of a $1.9 million increase in revenue related to our same store sales increase of 4.4% and an increase of $1.6 million in annual fee revenue in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Depreciation and amortization was $7.7 million and $7.8 million for the six months ended June 30, 2017 and 2016, respectively.

Equipment

Segment EBITDA for the equipment segment was $15.9 million in the six months ended June 30, 2017 compared to $14.2 million in the six months ended June 30, 2016, an increase of $1.7 million, or 12.2%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by lower equipment sales to nine fewer new franchisee-owned stores the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Depreciation and amortization was $3.1 million for both periods.

Liquidity and capital resources

As of June 30, 2017, we had $78.5 million of cash and cash equivalents. In addition, as of June 30, 2017, we had borrowing capacity of $75.0 million under our revolving credit facility.

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

The following table presents summary cash flow information for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$62,998	$50,086
Investing activities	(14,127)	(4,345)
Financing activities	(10,941)	(21,630)
Effect of foreign exchange rates on cash	198	123
Net increase in cash	$38,128	$24,234

Operating activities

For the six months ended June 30, 2017, net cash provided by operating activities was $63.0 million compared to $50.1 million in the six months ended June 30, 2016, an increase of $12.9 million. Of the increase, $11.2 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities and $1.7 million was due to lower cash used for working capital in the six months ended June 30, 2017. The lower cash used for working capital was driven by changes in accounts receivable, notes receivable and due from related parties, inventory, and equipment deposits.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
New corporate-owned stores and corporate-owned stores not yet opened	$-	$-
Existing corporate-owned stores	8,297	3,850
Information systems	384	360
Corporate and all other	5,446	277
Total capital expenditures	$14,127	$4,487

For the six months ended June 30, 2017, net cash used in investing activities was $14.1 million compared to $4.3 million in the six months ended June 30, 2016, an increase of $9.8 million, and was primarily related to higher capital expenditures on existing corporate-owned stores and costs incurred with our headquarters relocation.

Financing activities

For the six months ended June 30, 2017, net cash used in financing activities was $10.9 million compared to $21.6 million in the six months ended June 30, 2016, a decrease of $10.7 million. Member distributions were $5.6 million in the six months ended June 30, 2017 compared to $17.5 million in the six months ended June 30, 2016.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At June 30, 2017, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 6.0 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.25 to 1.0 by June 30, 2020.

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

As of June 30, 2017, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.8 to 1.0 which was calculated for the 12 months ended June 30, 2017 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

On November 10, 2016, we amended our credit agreement governing our senior secured credit facility primarily to provide for an increase of $230.0 million in term loan borrowings for a total of $718.5 million, decrease the interest rate spread on our term loan by 25 basis points, and increase our revolving credit facility to $75.0 million. The full incremental borrowing of $230.0 million and approximately $41.0 million of cash on hand was used to pay a dividend of $169.3 million to shareholders of our Class A common stock and make cash dividend equivalent payments of $101.7 million to Continuing LLC Owners. The incremental term loan borrowings bear a variable rate of interest of the greater of LIBOR or 0.75% in respect of the term loans plus the applicable margin of 3.50%. In connection with the increased borrowings under the term loans, the contractually required leverage ratios under the covenants were adjusted. All other terms and conditions remained unchanged under the senior secured credit facility.

On May 26, 2017, we further amended our credit agreement governing our senior secured credit facility to reduce the applicable interest rate margin for term loan borrowings by 50 basis points, with an additional 25 basis point reduction in applicable interest rate possible in the future so long as the Total Net Leverage Ratio (as defined in the credit agreement) is less than 3.50 to 1.00. The amendment also reduced the interest rate margin for revolving loan borrowings by 25 basis points.

Off-balance sheet arrangements

As of June 30, 2017, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $1.1 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2017 was not material, and no accrual has been recorded for our potential obligation under these arrangements.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock under our registration statement. As of June 30, 2017, the market value of our Class A common stock held by non-affiliates exceeded $700 million. As a result, we anticipate that we will no longer be an emerging growth company beginning January 1, 2018.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 0.75% in respect of the term loans. As of June 30, 2017, we had outstanding borrowings of $713.1 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $7.1 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 6 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2017, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2017.

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

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1	Third Amendment to Credit Agreement, dated May 26, 2017, by and among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	001-37534	30-May-17	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files pursuant to Rule 405 of regulation S-T (XBRL)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: August 9, 2017	/s/ Dorvin Lively
Dorvin Lively
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)