Form 10-Q
period 2017-09-30
Planet Fitness, Inc.
filed 2017-11-08
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017 there were 85,783,274 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 12,580,088 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Planet Fitness, Inc. and subsidiaries

Condensed consolidated balance sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$93,267	$40,393
Accounts receivable, net of allowance for bad debts of $95 and $687 at September 30, 2017 and December 31, 2016, respectively	16,358	26,873
Due from related parties	2,984	2,864
Inventory	550	1,802
Restricted assets – national advertising fund	3,014	3,074
Other receivables	10,768	7,935
Other current assets	8,623	8,284
Total current assets	135,564	91,225
Property and equipment, net of accumulated depreciation of $33,546 as of September 30, 2017 and $30,987 as of December 31, 2016	72,426	61,238
Intangible assets, net	239,741	253,862
Goodwill	176,981	176,981
Deferred income taxes	731,131	410,407
Other assets, net	10,177	7,729
Total assets	$1,366,020	$1,001,442
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$7,185
Accounts payable	12,826	28,507
Accrued expenses	13,357	19,190
Equipment deposits	8,121	2,170
Restricted liabilities – national advertising fund	3,008	134
Deferred revenue, current	17,124	17,780
Payable to related parties pursuant to tax benefit arrangements, current	24,487	8,072
Other current liabilities	438	235
Total current liabilities	86,546	83,273
Long-term debt, net of current maturities	697,876	702,003
Deferred rent, net of current portion	5,289	5,108
Deferred revenue, net of current portion	8,180	8,351
Deferred tax liabilities	751	1,238
Payable to related parties pursuant to tax benefit arrangements, net of current portion	702,906	410,999
Other liabilities	4,111	5,225
Total noncurrent liabilities	1,419,113	1,132,924
Commitments and contingencies (note 11)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 85,682 and 61,314 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9	6
Class B common stock, $.0001 par value - 100,000 shares authorized, 12,682 and 37,185 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1	4
Accumulated other comprehensive loss	(1,013)	(1,174)
Additional paid in capital	11,693	34,467
Accumulated deficit	(127,513)	(164,062)
Total stockholders' deficit attributable to Planet Fitness Inc.	(116,823)	(130,759)
Non-controlling interests	(22,816)	(83,996)
Total stockholders' deficit	(139,639)	(214,755)
Total liabilities and stockholders' deficit	$1,366,020	$1,001,442

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Franchise	$31,413	$23,046	$94,485	$70,042
Commission income	4,149	4,179	15,668	14,338
Corporate-owned stores	28,560	26,675	83,886	78,756
Equipment	33,374	33,107	101,875	98,686
Total revenue	97,496	87,007	295,914	261,822
Operating costs and expenses:
Cost of revenue	25,819	25,925	78,395	77,365
Store operations	15,551	15,181	45,339	45,673
Selling, general and administrative	14,071	12,244	42,659	36,470
Depreciation and amortization	8,137	7,745	23,982	23,127
Other loss (gain)	(36)	(241)	280	(406)
Total operating costs and expenses	63,542	60,854	190,655	182,229
Income from operations	33,954	26,153	105,259	79,593
Other expense, net:
Interest expense, net	(8,920)	(6,291)	(26,711)	(18,819)
Other (expense) income	408	(204)	157	30
Total other expense, net	(8,512)	(6,495)	(26,554)	(18,789)
Income before income taxes	25,442	19,658	78,705	60,804
Provision for income taxes	6,540	4,795	23,933	11,504
Net income	18,902	14,863	54,772	49,300
Less net income attributable to non-controlling interests	3,557	11,438	18,173	38,374
Net income attributable to Planet Fitness, Inc.	$15,345	$3,425	$36,599	$10,926

Net income per share of Class A common stock:
Basic	$0.18	$0.08	$0.48	$0.28
Diluted	$0.18	$0.08	$0.48	$0.28
Weighted-average shares of Class A common stock outstanding:
Basic	85,663	44,669	76,391	39,394
Diluted	85,734	44,686	76,435	39,397

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of comprehensive income (loss)

(Unaudited)

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income including non-controlling interests	$18,902	$14,863	$54,772	$49,300
Other comprehensive income (loss), net:
Unrealized gain (loss) on interest rate caps, net of tax	374	193	730	(469)
Foreign currency translation adjustments	20	11	25	(84)
Total other comprehensive income (loss), net	394	204	755	(553)
Total comprehensive income including non-controlling interests	19,296	15,067	55,527	48,747
Less: total comprehensive income attributable to non-controlling interests	3,631	11,572	18,384	37,964
Total comprehensive income attributable to Planet Fitness, Inc.	$15,665	$3,495	$37,143	$10,783

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(Unaudited)

(Amounts in thousands)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$54,772	$49,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,982	23,127
Amortization of deferred financing costs	1,439	1,114
Amortization of favorable leases and asset retirement obligations	260	297
Amortization of interest rate caps	1,552	459
Deferred tax expense	21,344	11,062
Loss on extinguishment of debt	79	—
Third party debt refinancing expense	1,021	—
Gain on re-measurement of tax benefit arrangement	(541)	—
Provision for bad debts	44	44
Gain on disposal of property and equipment	(357)	(347)
Equity-based compensation	1,800	1,373
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	11,099	4,898
Due to and due from related parties	(580)	8,494
Inventory	1,253	3,798
Other assets and other current assets	(2,413)	(1,635)
Accounts payable and accrued expenses	(16,985)	(10,172)
Other liabilities and other current liabilities	(724)	(30)
Income taxes	(1,462)	(7,543)
Payable to related parties pursuant to tax benefit arrangements	(7,909)	(6,007)
Equipment deposits	5,951	(1,609)
Deferred revenue	(958)	(1,264)
Deferred rent	361	379
Net cash provided by operating activities	93,028	75,738
Cash flows from investing activities:
Additions to property and equipment	(23,229)	(9,266)
Proceeds from sale of property and equipment	166	402
Net cash used in investing activities	(23,063)	(8,864)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(37)
Repayment of long-term debt	(5,388)	(3,825)
Payment of deferred financing and other debt-related costs	(1,278)	—
Premiums paid for interest rate caps	(366)	—
Proceeds from issuance of Class A common stock	172	79
Repurchase and retirement of Class B common stock	—	(1,583)
Dividend equivalent payments	(1,322)	—
Distributions to Continuing LLC Members	(9,308)	(27,071)
Net cash used in financing activities	(17,490)	(32,437)
Effects of exchange rate changes on cash and cash equivalents	399	87
Net increase in cash and cash equivalents	52,874	34,524
Cash and cash equivalents, beginning of period	40,393	31,430
Cash and cash equivalents, end of period	$93,267	$65,954

Supplemental cash flow information:
Net cash paid for income taxes	$3,769	$8,121
Cash paid for interest	$23,637	$17,187
Non-cash investing activities:
Non-cash additions to property and equipment	$482	$127

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Condensed consolidated statements of changes in equity (deficit)

(Unaudited)

(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive	Additional paid-	Accumulated	Non-controlling	Total (deficit)
	Shares	Amount	Shares	Amount	(loss) income	in capital	deficit	interests	equity
Balance at December 31, 2016	61,314	$6	37,185	$4	$(1,174)	$34,467	$(164,062)	$(83,996)	$(214,755)
Net income	—	—	—	—	—	—	36,599	18,173	54,772
Equity-based compensation expense	—	—	—	—	—	1,834	(34)	—	1,800
Exchanges of Class B common stock	24,353	3	(24,353)	(3)	(383)	(50,870)	—	51,253	—
Retirement of Class B common stock	—	—	(150)	—	—	—	—	—	—
Exercise of stock options	15	—	—	—	—	173	—	—	173
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	26,089	—	—	26,089
Forfeiture of dividend equivalents	—	—	—	—	—	—	32	417	449
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	(48)	(8,874)	(8,922)
Other comprehensive income	—	—	—	—	544	—	—	211	755
Balance at September 30, 2017	85,682	$9	12,682	$1	$(1,013)	$11,693	$(127,513)	$(22,816)	$(139,639)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 10.5 million members and 1,432 owned and franchised locations (referred to as stores) in 49 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic as of September 30, 2017.

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

In addition to the March Secondary Offering and May Secondary Offering, during the nine months ended September 30, 2017, certain existing holders of Holdings Units have exercised their exchange rights and exchanged 3,273,955 Holdings Units for 3,273,955 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 3,273,955 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 3,273,955 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

Following the completion of the March Secondary Offering, May Secondary Offering and other exchanges described above, and as of September 30, 2017, Planet Fitness, Inc. held 100% of the voting interest and 87.1% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 12.9% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, Planet Fitness, Inc.’s economic interest in Pla-Fit Holdings will increase.

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 6, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$194	$—	$194	$—

		Quoted	Significant
	Total fair	prices	other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate caps	$306	$—	$306	$—

(d) Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company expects to adopt this new guidance in fiscal year 2018 utilizing the cumulative effect method. The Company expects the adoption of the new guidance to change the timing of recognition of area development agreement and initial franchise fees. Currently, these fees are generally recognized upfront upon either a store opening or upon execution of the property lease for an area development agreement, and upon execution of a lease and delivery of training for franchise fees. The new guidance will generally require these fees to be recognized over the contractual terms of the related franchise license. The Company does not currently expect this new guidance to materially impact the recognition of royalty income. The Company also expects the adoption of this new guidance to change the reporting of national advertising fund contributions from franchisees and the related national advertising fund expenditures, which are not currently included in the consolidated statements of operations. The Company expects the new guidance to require these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. We expect this change to have a material impact to our total revenues and expenses. However, we expect such contributions and expenditures to be largely offsetting and are continuing to evaluate the impact on our reported net income. The Company is continuing to evaluate the impact the adoption of this new guidance will have on all revenue transactions.

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

The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017. The guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. This guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,333	$—	$4,071	$—
MMR	3,309	—	3,156	—
Total	$7,642	$—	$7,227	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $1,039 and $1,350 as of September 30, 2017 and December 31, 2016, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) Goodwill and intangible assets

A summary of goodwill and intangible assets at September 30, 2017 and December 31, 2016 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
September 30, 2017	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(83,179)	$88,603
Noncompete agreements	5.0	14,500	(14,201)	299
Favorable leases	7.5	2,935	(1,898)	1,037
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(5,448)	3,502
		201,567	(108,126)	93,441
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(108,126)	$239,741
Goodwill		$176,981	$—	$176,981

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

Amortization expense related to the intangible assets totaled $4,697 and $4,940 for the three months ended September 30, 2017 and 2016, respectively, and $14,122 and $14,820 for the nine months ended September 30, 2017 and 2016, respectively. Included within these total amortization expense amounts are $75 and $97 related to amortization of favorable and unfavorable leases for the three months ended September 30, 2017 and 2016, respectively, and $255 and $292 for the nine months ended September 30, 2017 and 2016, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of September 30, 2017 is as follows:

Amount
Remainder of 2017	$4,093
2018	14,583
2019	14,215
2020	12,517
2021	12,422
Thereafter	35,611
Total	$93,441

(5) Long-term debt

Long-term debt as of September 30, 2017 and December 31, 2016 consists of the following:

	September 30, 2017	December 31, 2016

Term loan B requires quarterly installments plus interest

   through the term of the loan, maturing March 31, 2021.

   Outstanding borrowings bear interest at LIBOR or base

   rate (as defined) plus a margin at the election of the borrower

(4.26% at September 30, 2017 and 4.33% at December 31, 2016)	$711,266	$716,654

Revolving credit line, requires interest only payments

   through the term of the loan, maturing March 31, 2019.

   Outstanding borrowings bear interest at LIBOR or base rate

   (as defined) plus a margin at the election of the borrower

(6.00% at both September 30, 2017 and December 31, 2016)	—	—
Total debt, excluding deferred financing costs	$711,266	716,654
Deferred financing costs, net of accumulated amortization	(6,205)	(7,466)
Total debt	705,061	709,188
Current portion of long-term debt and line of credit	7,185	7,185
Long-term debt, net of current portion	$697,876	$702,003

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

On May 26, 2017, the Company amended the credit agreement governing its senior secured credit facility to reduce the applicable interest rate margin for term loan borrowings by 50 basis points, with an additional 25 basis point reduction in applicable interest rate possible in the future so long as the Total Net Leverage Ratio (as defined in the credit agreement) is less than 3.50 to 1.00. The amendment to the credit agreement also reduced the interest rate margin for revolving loan borrowings by 25 basis points. In connection with the amendment to the credit agreement, during the three months ended June 30, 2017, the Company capitalized deferred financing costs of $257, recorded expense of $1,021 related to certain third party fees included in other expense on the consolidated statement of operations, and a loss on extinguishment of debt of $79 included in interest expense on the consolidated statement of operations. Term loan B payments are payable in quarterly installments with the final scheduled principal payment on the outstanding term loan borrowings due on March 31, 2021.

Future annual principal payments of long-term debt as of September 30, 2017 are as follows:

Amount
Remainder of 2017	$1,796
2018	7,185
2019	7,185
2020	7,185
2021	687,915
Total	$711,266

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

In order to manage the market risk arising from the outstanding term loans, the Company has entered into a series of interest rate caps. The Company entered into two additional interest rate caps effective March 31, 2017 and terminating on March 31, 2019 with variable notional amounts in order to hedge one month LIBOR greater than 2.5%. As of September 30, 2017, the Company had interest rate cap agreements with notional amounts of $175,000 outstanding that were entered into in order to hedge three month LIBOR greater than 1.5%, and interest rate cap agreements with notional amounts of $181,531 that were entered into in order to hedge one month LIBOR greater than 2.5%.

The interest rate cap balances of $194 and $306 were recorded within other assets in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded an increase to the value of its interest rate caps of $356, net of tax of $145 and $193, net of tax of $45, within other comprehensive income (loss) during the three months ended September 30, 2017 and 2016, respectively, and an increase to the value of its interest rate caps of $730, net of tax of $344 and a reduction to the value of its interest rate caps of $469, net of tax of $83, within other comprehensive income (loss) during the nine months ended September 30, 2017 and 2016, respectively.

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

As of September 30, 2017, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that could necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

(7) Related party transactions

Amounts due from related parties of $2,984 and $2,864 as of September 30, 2017 and December 31, 2016, respectively, primarily relate to currently due or potential reimbursements for certain taxes accrued or paid by the Company (see Note 10).

Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Franchise revenue	$344	$359	$1,174	$1,174
Equipment revenue	4	3	577	770
Total revenue from related parties	$348	$362	$1,751	$1,944

Additionally, the Company had deferred area development agreement revenue from related parties of $257 and $422 as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Company had $727,393 payable to related parties pursuant to tax benefit arrangements (see Note 10).

The Company provides administrative services to the Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $643 and $438 for the three months ended September 30, 2017 and 2016, respectively, and $1,645 and $1,313 for the nine months ended September 30, 2017 and 2016, respectively.

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

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

In addition to the March Secondary Offering and May Secondary Offering, during the nine months ended September 30, 2017, certain existing holders of Holdings Units exercised their exchange rights and exchanged 3,273,955 Holdings Units for 3,273,955 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 3,273,955 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 3,273,955 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

As a result of these transactions, as of September 30, 2017:

•

Holders of our Class A common stock owned 85,681,634 shares of our Class A common stock, representing 87.1% of the voting power in the Company and, through the Company, 85,681,634 Holdings Units representing 87.1% of the economic interest in Pla-Fit Holdings;

•

the Continuing LLC Owners collectively owned 12,681,728 Holdings Units, representing 12.9% of the economic interest in Pla-Fit Holdings and 12,681,728 shares of our Class B common stock, representing 12.9% of the voting power in the Company.

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

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator
Net income	$18,902	$14,863	$54,772	$49,300
Less: net income attributable to non-controlling interests	3,557	11,438	18,173	38,374
Net income attributable to Planet Fitness, Inc.	$15,345	$3,425	$36,599	$10,926

Denominator
Weighted-average shares of Class A common stock outstanding - basic	85,662,650	44,668,875	76,391,277	39,394,318
Effect of dilutive securities:
Stock options	66,610	12,539	38,524	138
Restricted stock units	5,196	4,282	5,018	3,030
Weighted-average shares of Class A common stock outstanding - diluted	85,734,456	44,685,696	76,434,819	39,397,486

Earnings per share of Class A common stock - basic	$0.18	$0.08	$0.48	$0.28
Earnings per share of Class A common stock - diluted	$0.18	$0.08	$0.48	$0.28

Weighted average shares of Class B common stock of 12,693,076 and 53,902,808 for the three months ended September 30, 2017 and 2016, respectively, and 22,010,095 and 59,221,157 for the nine months ended September 30, 2017 and 2016, respectively, were evaluated under the if-converted method for potential dilutive effects and were not determined to be dilutive. Weighted average stock options outstanding of 466,278 and 250,141 for the three months ended September 30, 2017 and 2016, respectively, and 423,870 and 230,633 for the nine months ended September 30, 2017 and 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average RSUs outstanding of 2,924 and 0 for the three months ended September 30, 2017 and 2016, respectively, and 985 and 518 for the nine months ended September 30, 2017 and 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

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

The Company incurs U.S. federal and state income taxes on its pro rata share of income flowed through from Pla-Fit Holdings. Our effective tax rate on such income was approximately 39.5% for the three and nine months ended September 30, 2017 and 2016. The provision for income taxes also reflects an effective state tax rate of 2.1% for the three and nine months ended September 30, 2017 and 2016, applied to non-controlling interests, representing the remaining percentage of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings. Undistributed earnings of foreign operations were not material for the three and nine months ended September 30, 2017 and 2016.

Net deferred tax assets of $731,131 and $410,407 as of September 30, 2017 and December 31, 2016, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and IPO. As of September 30, 2017, the Company does not have any material net operating loss carryforwards.

As of September 30, 2017 and December 31, 2016, the total liability related to uncertain tax positions was $2,608. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of September 30, 2017, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $2,608 within the next 12 months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. Interest and penalties for the three and nine months ended September 30, 2017 and 2016 were not material.

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

In connection with the March Secondary Offering, May Secondary Offering, and related and other exchanges during the nine months ended September 30, 2017, 24,353,016 Holdings Units were redeemed by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $22,538 during the nine months ended September 30, 2017. As a result of these exchanges, during the nine months ended September 30, 2017, we also recognized deferred tax assets in the amount of $365,399, and corresponding tax benefit arrangement liabilities of $316,772, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.

As of September 30, 2017 and December 31, 2016, the Company had a liability of $727,393 and $419,071, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2017	$3,507
2018	29,972
2019	35,740
2020	35,503
2021	36,548
Thereafter	586,123
Total	$727,393

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

The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Franchise segment revenue - U.S.	$35,025	$26,940	$108,470	$83,312
Franchise segment revenue - International	537	285	1,683	1,068
Franchise segment total	35,562	27,225	110,153	84,380
Corporate-owned stores - U.S.	27,414	25,591	80,597	75,595
Corporate-owned stores - International	1,146	1,084	3,289	3,161
Corporate-owned stores total	28,560	26,675	83,886	78,756
Equipment segment - U.S.	33,374	33,107	101,875	98,686
Equipment segment total	33,374	33,107	101,875	98,686
Total revenue	$97,496	$87,007	$295,914	$261,822

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $2,433 and $2,224 for the three months ended September 30, 2017 and 2016, respectively, and $7,410 and $6,952 for the nine months ended September 30, 2017 and 2016, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment EBITDA
Franchise	$29,925	$22,814	$94,444	$71,308
Corporate-owned stores	12,046	10,550	35,579	30,259
Equipment	7,683	7,153	23,587	21,330
Corporate and other	(7,155)	(6,823)	(24,212)	(20,147)
Total Segment EBITDA	$42,499	$33,694	$129,398	$102,750

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total Segment EBITDA	$42,499	$33,694	$129,398	$102,750
Less:
Depreciation and amortization	8,137	7,745	23,982	23,127
Other (income) expense	408	(204)	157	30
Income from operations	33,954	26,153	105,259	79,593
Interest expense, net	(8,920)	(6,291)	(26,711)	(18,819)
Other (income) expense	408	(204)	157	30
Income before income taxes	$25,442	$19,658	$78,705	$60,804

Planet Fitness, Inc. and subsidiaries

Notes to Condensed Consolidated financial statements

(Unaudited)

(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	September 30, 2017	December 31, 2016
Franchise	$237,682	$202,580
Corporate-owned stores	155,533	153,761
Equipment	184,012	208,809
Unallocated	788,793	436,292
Total consolidated assets	$1,366,020	$1,001,442

The table above includes $2,638 and $2,795 of long-lived assets located in the Company’s corporate-owned stores in Canada as of September 30, 2017 and December 31, 2016, respectively. All other assets are located in the U.S.

The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2017	December 31, 2016
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Consolidated goodwill	$176,981	$176,981

(13) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,345	1,148	1,255	1,066
New stores opened	31	37	122	121
Stores debranded or consolidated(1)	(2)	(1)	(3)	(3)
Stores operated at end of period	1,374	1,184	1,374	1,184

Corporate-owned stores:
Stores operated at beginning of period	58	58	58	58
New stores opened	—	—	—	—
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,403	1,206	1,313	1,124
New stores opened	31	37	122	121
Stores debranded or consolidated(1)	(2)	(1)	(3)	(3)
Stores operated at end of period	1,432	1,242	1,432	1,242

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

As of September 30, 2017, we had more than 10.5 million members and 1,432 stores in 49 states, the District of Columbia, Puerto Rico, Canada and the Dominican Republic. Of our 1,432 stores, 1,374 are franchised and 58 are corporate-owned. As of September 30, 2017, we had commitments to open more than 1,000 new stores under existing area development agreements.

Our segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada and the Dominican Republic. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2017 and 2016. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(in thousands)
Revenue
Franchise segment	$35,562	$27,225	$110,153	$84,380
Corporate-owned stores segment	28,560	26,675	83,886	78,756
Equipment segment	33,374	33,107	101,875	98,686
Total revenue	$97,496	$87,007	$295,914	$261,822

Segment EBITDA
Franchise	$29,925	$22,814	$94,444	$71,308
Corporate-owned stores	12,046	10,550	35,579	30,259
Equipment	7,683	7,153	23,587	21,330
Corporate and other	(7,155)	(6,823)	(24,212)	(20,147)
Total Segment EBITDA(1)	$42,499	$33,694	$129,398	$102,750
(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

 A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2017:
Income from operations	$27,801	$7,729	$6,024	$(7,600)	$33,954
Depreciation and amortization	2,140	4,038	1,552	407	8,137
Other income (expense)	(16)	279	107	38	408
Segment EBITDA(1)	$29,925	$12,046	$7,683	$(7,155)	$42,499

Three months ended September 30, 2016:
Income from operations	$20,662	$6,715	$5,602	$(6,826)	$26,153
Depreciation and amortization	2,142	3,913	1,551	139	7,745
Other income (expense)	10	(78)	-	(136)	(204)
Segment EBITDA(1)	$22,814	$10,550	$7,153	$(6,823)	$33,694

Nine months ended September 30, 2017:
Income from operations	$88,045	$23,358	$18,826	$(24,970)	$105,259
Depreciation and amortization	6,424	11,722	4,654	1,182	23,982
Other income (expense)	(25)	499	107	(424)	157
Segment EBITDA(1)	$94,444	$35,579	$23,587	$(24,212)	$129,398

Nine months ended September 30, 2016:
Income from operations	$64,951	$18,313	$16,678	$(20,349)	$79,593
Depreciation and amortization	6,395	11,667	4,652	413	23,127
Other income (expense)	(38)	279	-	(211)	30
Segment EBITDA(1)	$71,308	$30,259	$21,330	$(20,147)	$102,750

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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,345	1,148	1,255	1,066
New stores opened	31	37	122	121
Stores debranded or consolidated(1)	(2)	(1)	(3)	(3)
Stores operated at end of period	1,374	1,184	1,374	1,184

Corporate-owned stores:
Stores operated at beginning of period	58	58	58	58
New stores opened	-	-	-	-
Stores operated at end of period	58	58	58	58

Total stores:
Stores operated at beginning of period	1,403	1,206	1,313	1,124
New stores opened	31	37	122	121
Stores debranded or consolidated(1)	(2)	(1)	(3)	(3)
Stores operated at end of period	1,432	1,242	1,432	1,242
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

The following table shows our same store sales for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Same store sales data
Same store sales growth:
Franchisee-owned stores	9.6%	10.3%	10.1%	8.4%
Corporate-owned stores	5.1%	5.4%	4.6%	5.0%
Total stores	9.3%	10.0%	9.8%	8.2%
Number of stores in same store sales base:
Franchisee-owned stores	1,170	975	1,170	975
Corporate-owned stores	58	58	58	58
Total stores	1,228	1,033	1,228	1,033

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(in thousands)
Net income	$18,902	$14,863	$54,772	$49,300
Interest expense, net	8,920	6,291	26,711	18,819
Provision for income taxes	6,540	4,795	23,933	11,504
Depreciation and amortization	8,137	7,745	23,982	23,127
EBITDA	42,499	33,694	129,398	102,750
Purchase accounting adjustments-revenue(1)	336	450	1,116	458
Purchase accounting adjustments-rent(2)	174	202	561	664
Transaction fees(3)	-	-	1,021	-
Stock offering-related costs(4)	41	1,078	977	2,105
Severance costs(5)	-	-	-	423
Pre-opening costs(6)	421	-	421	-
Equipment discount(7)	(107)	-	(107)	-
Early lease termination costs(8)	-	-	719	-
Other(9)	-	-	(573)	72
Adjusted EBITDA	$43,364	$35,424	$133,533	$106,472

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

(2)

Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $100, $105, $306, and $372 in the three and nine months ended September 30, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $75, $97, $255, and $292 for the three and nine months ended September 30, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents transaction fees and expenses related to the amendment of our credit facility in May of 2017.
(4)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(5)	Represents severance expense recorded in connection with an equity award modification.
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

(8)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.
(9)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the nine months ended September 30, 2017, this amount includes a gain of $541 related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$18,902	$14,863	$54,772	$49,300
Provision for income taxes, as reported	6,540	4,795	23,933	11,504
Purchase accounting adjustments-revenue(1)	336	450	1,116	458
Purchase accounting adjustments-rent(2)	174	202	561	664
Transaction fees(3)	-	-	1,021	-
Stock offering-related costs(4)	41	1,078	977	2,105
Severance costs(5)	-	-	-	423
Pre-opening costs(6)	421	-	421	-
Equipment discount(7)	(107)	-	(107)	-
Early lease termination costs(8)	-	-	1,143	-
Other(9)	-	-	(573)	72
Purchase accounting amortization(10)	4,622	4,843	13,867	14,528
Adjusted income before income taxes	$30,929	$26,231	$97,131	$79,054
Adjusted income taxes(11)	12,217	10,361	38,367	31,226
Adjusted net income	$18,712	$15,870	$58,764	$47,828

Adjusted net income per share, diluted	$0.19	$0.16	$0.60	$0.48

Adjusted weighted-average shares outstanding(12)	98,428	98,572	98,445	98,615

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

(2)

Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $100, $105, $306, and $372 in the three and nine months ended September 30, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $75, $97, $255, and $292 for the three and nine months ended September 30, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents transaction fees and expenses related to the amendment of our credit facility in May of 2017.
(4)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(5)	Represents severance expense recorded in connection with an equity award modification.
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

(8)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.
(9)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the nine months ended September 30, 2017, this amount includes a gain of $541 related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(10)

Includes $4,086, $4,218, $12,258 and $12,655 of amortization of intangible assets, other than favorable leases, for the three and nine months ended September 30, 2017 and 2016, respectively, recorded in connection with the 2012 Acquisition, and $536, $624, $1,609 and $1,873 of amortization of intangible assets for the three and nine months ended September 30, 2017 and 2016, respectively, recorded in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(11)	Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three and nine months ended September 30, 2017 and 2016 applied to adjusted income before income taxes.
(12)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$15,345	85,734	$0.18	$3,425	44,669	$0.08
Assumed exchange of shares(2)	3,557	12,694		11,438	53,903
Net Income	18,902			14,863
Adjustments to arrive at adjusted income before income taxes(3)	12,027			11,368
Adjusted income before income taxes	30,929			26,231
Adjusted income taxes(4)	12,217			10,361
Adjusted Net Income	$18,712	98,428	$0.19	$15,870	98,572	$0.16
(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% for the three months ended September 30, 2017 and 2016, respectively, applied to adjusted income before income taxes.

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$36,599	76,435	$0.48	$10,926	39,394	$0.28
Assumed exchange of shares(2)	18,173	22,010		38,374	59,221
Net Income	54,772			49,300
Adjustments to arrive at adjusted income before income taxes(3)	42,359			29,754
Adjusted income before income taxes	97,131			79,054
Adjusted income taxes(4)	38,367			31,226
Adjusted Net Income	$58,764	98,445	$0.60	$47,828	98,615	$0.48
(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% for the nine months ended September 30, 2017 and 2016, respectively, applied to adjusted income before income taxes.

Results of operations

The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Franchise revenue	32.2%	26.5%	31.9%	26.7%
Commission income	4.3%	4.8%	5.3%	5.5%
Franchise segment	36.5%	31.3%	37.2%	32.2%
Corporate-owned stores	29.3%	30.6%	28.4%	30.1%
Equipment	34.2%	38.1%	34.4%	37.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	26.5%	29.8%	26.5%	29.5%
Store operations	16.0%	17.4%	15.3%	17.4%
Selling, general and administrative	14.4%	14.1%	14.4%	13.9%
Depreciation and amortization	8.3%	8.9%	8.1%	8.8%
Other loss (gain)	0.0%	(0.3%)	0.1%	(0.2%)
Total operating costs and expenses	65.2%	69.9%	64.4%	69.4%
Income from operations	34.8%	30.1%	35.6%	30.6%
Other income (expense), net:
Interest expense, net	(9.1%)	(7.2%)	(9.0%)	(7.2%)
Other (expense) income	0.4%	(0.2%)	0.1%	0.0%
Total other expense, net	(8.7%)	(7.4%)	(8.9%)	(7.2%)
Income before income taxes	26.1%	22.7%	26.7%	23.4%
Provision for income taxes	6.7%	5.5%	8.1%	4.4%
Net income	19.4%	17.2%	18.6%	19.0%
Less net income attributable to non-controlling interests	3.6%	13.1%	6.1%	14.7%
Net income attributable to Planet Fitness, Inc.	15.8%	4.1%	12.5%	4.3%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(in thousands)
Revenue:
Franchise revenue	$31,413	$23,046	$94,485	$70,042
Commission income	4,149	4,179	15,668	14,338
Franchise segment	35,562	27,225	110,153	84,380
Corporate-owned stores	28,560	26,675	83,886	78,756
Equipment	33,374	33,107	101,875	98,686
Total revenue	97,496	87,007	295,914	261,822
Operating costs and expenses:
Cost of revenue	25,819	25,925	78,395	77,365
Store operations	15,551	15,181	45,339	45,673
Selling, general and administrative	14,071	12,244	42,659	36,470
Depreciation and amortization	8,137	7,745	23,982	23,127
Other loss (gain)	(36)	(241)	280	(406)
Total operating costs and expenses	63,542	60,854	190,655	182,229
Income from operations	33,954	26,153	105,259	79,593
Other income (expense), net:
Interest expense, net	(8,920)	(6,291)	(26,711)	(18,819)
Other (expense) income	408	(204)	157	30
Total other expense, net	(8,512)	(6,495)	(26,554)	(18,789)
Income before income taxes	25,442	19,658	78,705	60,804
Provision for income taxes	6,540	4,795	23,933	11,504
Net income	18,902	14,863	54,772	49,300
Less net income attributable to non-controlling interests	3,557	11,438	18,173	38,374
Net income attributable to Planet Fitness, Inc.	$15,345	$3,425	$36,599	$10,926

Comparison of the three months ended September 30, 2017 and three months ended September 30, 2016

Revenue

Total revenues were $97.5 million in the three months ended September 30, 2017, compared to $87.0 million in the three months ended September 30, 2016, an increase of $10.5 million, or 12.1%.

Franchise segment revenue was $35.6 million in the three months ended September 30, 2017, compared to $27.2 million in the three months ended September 30, 2016, an increase of $8.3 million, or 30.6%.

Franchise revenue was $31.4 million in the three months ended September 30, 2017 compared to $23.0 million in the three months ended September 30, 2016, an increase of $8.4 million or 36.3%. Included in franchise revenue is royalty revenue of $22.0 million, franchise and other fees of $7.0 million, and placement revenue of $2.4 million for the three months ended September 30, 2017, compared to royalty revenue of $15.1 million, franchise and other fees of $5.8 million, and placement revenue of $2.2 million for the three months ended September 30, 2016. The $7.0 million increase in royalty revenue was primarily driven by $3.1 million attributable to a same store sales increase of 9.6% in franchisee-owned stores, $2.2 million attributable to royalties from new stores in 2017 as well as stores that opened in 2016 that were not included in the same store sales base, and $1.6 million attributable to higher royalties on annual fees, including stores not included in the same store sales base. The $1.2 million increase in franchise and other fees was primarily driven by higher fees associated with increased store and member count, and higher franchise and transfer fees in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Commission income, which is included in our franchise segment, was $4.1 million in the three months ended September 30, 2017 compared to $4.2 million in the three months ended September 30, 2016.

Revenue from our corporate-owned stores segment was $28.6 million in the three months ended September 30, 2017, compared to $26.7 million in the three months ended September 30, 2016, an increase of $1.9 million, or 7.1%. The increase was due to higher revenue from annual fees of $1.0 million and same store sales from corporate-owned stores which increased 5.1% in the three months ended September 30, 2017 and contributed incremental revenues of $0.9 million.

Equipment segment revenue was $33.4 million in the three months ended September 30, 2017, compared to $33.1 million in the three months ended September 30, 2016, an increase of $0.3 million, or 0.8%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, partially offset by lower equipment sales to new franchisee-owned stores related to nine fewer new equipment sales in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Cost of revenue

Cost of revenue was $25.8 million in the three months ended September 30, 2017 compared to $25.9 million in the three months ended September 30, 2016, a decrease of $0.1 million, or 0.4%. Cost of revenue, which relates to our equipment segment, decreased due to nine fewer equipment sales to new franchisee-owned stores, partially offset by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Store operations

Store operation expenses, which relate to our corporate-owned stores segment, were $15.6 million in the three months ended September 30, 2017 compared to $15.2 million in the three months ended September 30, 2016, an increase of $0.4 million, or 2.4%.

Selling, general and administrative

Selling, general and administrative expenses were $14.1 million in the three months ended September 30, 2017 compared to $12.2 million in the three months ended September 30, 2016, an increase of $1.8 million, or 14.9%. The $1.8 million increase was primarily due to additional expenses incurred during the three months ended September 30, 2017 to support our growing operations, including additional headcount, infrastructure, and public company expenses. Partially offsetting this increase was $1.0 million of lower costs incurred in connection with secondary offerings in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $8.1 million in the three months ended September 30, 2017 compared to $7.7 million in the three months ended September 30, 2016, an increase of $0.4 million, or 5.1%.

Other (gain)

Other gain was $0 in the three months ended September 30, 2017 compared to $0.2 million in the three months ended September 30, 2016.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $8.9 million in the three months ended September 30, 2017 compared to $6.3 million in the three months ended September 30, 2016, an increase of $2.6 million, or 41.8%. The increase in interest expense is a result of the additional $230.0 million in borrowings which occurred in November 2016 as a result of the amendment of our senior secured credit facility.

Other income (expense)

Other income was $0.4 million in the three months ended September 30, 2017 compared to expense of $0.2 million in the three months ended September 30, 2016, an increase of $0.6 million. In the three months ended September 30, 2017, other income includes foreign currency gains of $0.3 million.

Provision for income taxes

Income tax expense was $6.5 million in the three months ended September 30, 2017, compared to $4.8 million in the three months ended September 30, 2016, an increase of $1.7 million. The increase in the provision for income taxes is primarily attributable to the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.

The Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5% for the three months ended September 30, 2017 and 2016, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. The provision for income taxes also reflects an effective state tax rate of 2.1% for the three months ended September 30, 2017 and 2016, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $29.9 million in the three months ended September 30, 2017 compared to $22.8 million in the three months ended September 30, 2016, an increase of $7.1 million, or 31.2%. This increase was primarily the result of growth in our franchise segment revenue of $3.1 million attributable to a same store sales increase of 9.6% in franchisee-owned stores, $2.2 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $1.6 million attributable to higher royalties on annual fees, including stores not included in the same store sales base, and $1.2 million of higher franchise and other fees. The increase in revenue was partially offset by $1.2 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $2.1 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $12.0 million in the three months ended September 30, 2017 compared to $10.6 million in the three months ended September 30, 2016, an increase of $1.5 million, or 14.2%. Of this increase, $1.0 million was attributable to higher annual fee revenue, and $0.9 million was the result of an increase in revenue related to our same store sales increase of 5.1% in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Depreciation and amortization was $4.0 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively.

Equipment

Segment EBITDA for the equipment segment was $7.7 million in the three months ended September 30, 2017 compared to $7.2 million in the three months ended September 30, 2016, an increase of $0.5 million, or 7.4%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, partially offset by nine fewer equipment sales to new franchisee-owned stores in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Depreciation and amortization was $1.6 million for both periods.

Comparison of the nine months ended September 30, 2017 and nine months ended September 30, 2016

Revenue

Total revenues were $295.9 million in the nine months ended September 30, 2017, compared to $261.8 million in the nine months ended September 30, 2016, an increase of $34.1 million, or 13.0%.

Franchise segment revenue was $110.2 million in the nine months ended September 30, 2017, compared to $84.4 million in the nine months ended September 30, 2016, an increase of $25.8 million, or 30.5%.

Franchise revenue was $94.5 million in the nine months ended September 30, 2017 compared to $70.0 million in the nine months ended September 30, 2016, an increase of $24.4 million or 34.9%. Included in franchise revenue is royalty revenue of $66.5 million, franchise and other fees of $20.6 million, and placement revenue of $7.4 million for the nine months ended September 30, 2017, compared to royalty revenue of $47.0 million, franchise and other fees of $16.1 million, and placement revenue of $7.0 million for the nine months ended September 30, 2016. The $ 19.5 million increase in royalty revenue was primarily driven by $8.3 million attributable to a same store sales increase of 10.1% in franchisee-owned stores, $6.3 million attributable to royalties from new stores opened in 2017 as well as stores that opened in 2016 that were not included in the same store sales base, and $4.9 million attributable to higher royalties on annual fees, including stores not included in the same store sales base. The $4.5 million increase in franchise and other fees was primarily driven by higher fees associated with increased store and member count in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Commission income, which is included in our franchise segment, was $15.7 million in the nine months ended September 30, 2017 compared to $14.3 million in the nine months ended September 30, 2016, an increase of $1.3 million or 9.3%. The increase was primarily due to a higher volume of franchisee purchases from vendors due to more franchise stores open during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Revenue from our corporate-owned stores segment was $83.9 million in the nine months ended September 30, 2017, compared to $78.8 million in the nine months ended September 30, 2016, an increase of $5.1 million, or 6.5%. Same store sales from corporate-owned stores increased 4.6% in the nine months ended September 30, 2017, which contributed incremental revenues of $2.8 million, and annual fee revenue contributed incremental revenues of $2.6 million in the nine months ended September 30, 2017.

Equipment segment revenue was $101.9 million in the nine months ended September 30, 2017, compared to $98.7 million in the nine months ended September 30, 2016, an increase of $3.2 million, or 3.2%. This increase was primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, partially offset by lower equipment sales to new franchisee-owned stores related to 18 fewer new equipment sales in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Cost of revenue

Cost of revenue was $78.4 million in the nine months ended September 30, 2017 compared to $77.4 million in the nine months ended September 30, 2016, an increase of $1.0 million, or 1.3%. Cost of revenue, which relates to our equipment segment, increased due to an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, partially offset by lower equipment sales to new franchisee-owned stores.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $45.3 million in the nine months ended September 30, 2017 compared to $45.7 million in the nine months ended September 30, 2016, a decrease of $0.3 million, or 0.7%.

Selling, general and administrative

Selling, general and administrative expenses were $42.7 million in the nine months ended September 30, 2017 compared to $36.5 million in the nine months ended September 30, 2016, an increase of $6.2 million, or 17.0%. The $6.2 million increase was primarily due to additional expenses incurred during the nine months ended September 30, 2017 to support our growing operations, including additional headcount, infrastructure, and public company expenses. Partially offsetting this increase was $1.1 million of lower costs incurred in connection with secondary offerings in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $24.0 million in the nine months ended September 30, 2017 compared to $23.1 million in the nine months ended September 30, 2016, an increase of $0.9 million, or 3.7%.

Other (gain) loss

Other loss was $0.3 in the nine months ended September 30, 2017 compared to a gain of $0.4 in the nine months ended September 30, 2016.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $26.7 million in the nine months ended September 30, 2017 compared to $18.8 million in the nine months ended September 30, 2016, an increase of $7.9 million, or 41.9%. The increase in interest expense is a result of the additional $230.0 million in borrowings which occurred in November 2016 as a result of the amendment of our senior secured credit facility.

Other income (expense)

Other income (expense) was an expense of $0.2 million in the nine months ended September 30, 2017 compared to $0.0 in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, other expense includes $1.0 million of third party fees recorded in connection with the May 2017 amendment of our credit facility, partially offset by a gain of $0.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate, and $0.5 million of foreign currency gains.

Provision for income taxes

Income tax expense was $23.9 million in the nine months ended September 30, 2017, compared to $11.5 million in the nine months ended September 30, 2016, an increase of $12.4 million. The increase in the provision for income taxes is primarily attributable to the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.

The Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 39.5% for the nine months ended September 30, 2017 and 2016, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. The provision for income taxes also reflects an effective state tax rate of 2.1% for the nine months ended September 30, 2017 and 2016, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

Segment results

Franchise

Segment EBITDA for the franchise segment was $94.4 million in the nine months ended September 30, 2017 compared to $71.3 million in the nine months ended September 30, 2016, an increase of $23.1 million, or 32.4%. This increase was primarily the result of growth in our franchise segment revenue of $8.3 million attributable to a same store sales increase of 10.1% in franchisee-owned stores, $6.3 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $4.9 million attributable to higher royalties on annual fees, including stores not included in the same store sales base, $4.5 million of higher franchise and other fees, and $1.3 million of higher commission income, partially offset by a $2.6 million increase in franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $6.4 million for both periods.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $35.6 million in the nine months ended September 30, 2017 compared to $30.3 million in the nine months ended September 30, 2016, an increase of $5.3 million, or 17.6%. This increase was primarily the result of a $2.8 million increase in revenue related to our same store sales increase of 4.6% and an increase of $2.6 million in annual fee revenue in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Depreciation and amortization was $11.7 million for both periods.

Equipment

Segment EBITDA for the equipment segment was $23.6 million in the nine months ended September 30, 2017 compared to $21.3 million in the nine months ended September 30, 2016, an increase of $2.3 million, or 10.6%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by lower equipment sales to 18 fewer new franchisee-owned stores the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Depreciation and amortization was $4.7 million for both periods.

Liquidity and capital resources

As of September 30, 2017, we had $93.3 million of cash and cash equivalents. In addition, as of September 30, 2017, we had borrowing capacity of $75.0 million under our revolving credit facility.

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

The following table presents summary cash flow information for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$93,028	$75,738
Investing activities	(23,063)	(8,864)
Financing activities	(17,490)	(32,437)
Effect of foreign exchange rates on cash	399	87
Net increase in cash	$52,874	$34,524

Operating activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $93.0 million compared to $75.7 million in the nine months ended September 30, 2016, an increase of $17.3 million. Of the increase, $18.4 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $1.1 million of higher cash used for working capital in the nine months ended September 30, 2017.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(in thousands)	2017	2016
New corporate-owned stores and corporate-owned stores not yet opened	$1,313	$-
Existing corporate-owned stores	14,651	8,308
Information systems	1,070	533
Corporate and all other	6,195	425
Total capital expenditures	$23,229	$9,266

For the nine months ended September 30, 2017, net cash used in investing activities was $23.1 million compared to $8.9 million in the nine months ended September 30, 2016, an increase of $14.2 million, and was primarily related to higher capital expenditures on existing corporate-owned stores and costs incurred with our headquarters relocation.

Financing activities

For the nine months ended September 30, 2017, net cash used in financing activities was $17.5 million compared to $32.4 million in the nine months ended September 30, 2016, a decrease of $14.9 million. Continuing LLC Owner distributions were $9.3 million in the nine months ended September 30, 2017 compared to $27.1 million in the nine months ended September 30, 2016.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At September 30, 2017, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 5.75 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.25 to 1.0 by June 30, 2020.

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

As of September 30, 2017, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.6 to 1.0 which was calculated for the 12 months ended September 30, 2017 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

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

Off-balance sheet arrangements

As of September 30, 2017, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $1.0 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2017 was not material, and no accrual has been recorded for our potential obligation under these arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 0.75% in respect of the term loans. As of September 30, 2017, we had outstanding borrowings of $713.1 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $7.1 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 6 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2017, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2017.

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

Planet Fitness, Inc.
(Registrant)

Date: November 8, 2017	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)