Form 10-K
period 2017-12-31
Planet Fitness, Inc.
filed 2018-03-01
CIK 1637207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2017 was approximately $2.0 billion.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 22, 2018 was 87,490,563 shares and 10,892,740 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders to be held May 2, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Our judgement-free approach to fitness and exceptional value proposition have enabled us to grow our revenues to $429.9 million in 2017 and to become an industry leader with $2.3 billion in system-wide sales during 2017 (which we define as monthly dues and annual fees billed by us and our franchisees), and approximately 10.6 million members and 1,518 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama as of December 31, 2017. System-wide sales for 2017 include $2.2 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $110.8 million attributable to our corporate-owned stores. Of our 1,518 stores, 1,456 are franchised and 62 are corporate-owned. Our stores are successful in a wide range of geographies and demographics. According to internal and third-party analysis, we believe we have the opportunity to grow our store count to over 4,000 stores in the U.S. alone. Under signed area development agreements (“ADAs”) as of December 31, 2017, our franchisees have committed to open more than 1,000 additional stores.

In 2017, our corporate-owned stores had segment EBITDA margin of 41.8% and had average unit volumes (“AUVs”) of approximately $1.9 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 46%, or approximately 39% after applying the current 7% royalty rate, which includes 1.59% royalty as a result of the elimination of certain rebates and commissions that were previously paid by all stores and deducted as an expense in arriving at four wall EBITDA. We believe this to be comparable to a franchise store under our current franchise agreement. Based on a historical survey of franchisees, we believe that, on average, our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. Our strong member value proposition has also driven growth throughout a variety of economic cycles and conditions. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Our significant growth is reflected in:

•	1,518 stores as of December 31, 2017, compared to 749 as of December 31, 2013, reflecting a compound annual growth rate (“CAGR”) of 19.3%;
•	10.6 million members as of December 31, 2017, compared to 4.8 million as of December 31, 2013, reflecting a CAGR of 21.9%;
•	2017 system-wide sales of $2.3 billion, reflecting a CAGR of 38.0%, or increase of $1.7 billion, since 2013
•

2017 total revenue of $429.9 million, reflecting a CAGR of 19.5%, or increase of $218.9 million, since 2013, of which 1.2% is attributable to revenues from corporate-owned stores acquired from franchisees since January 1, 2013;

•

44 consecutive quarters of system-wide same store sales growth (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

•

2017 net income of $55.6 million, which includes a negative net impact of $17.2 million related to the remeasurement of the Company’s deferred tax assets and tax benefit arrangement liabilities pursuant to H.R. 1, originally known as the Tax Cuts and Jobs Act (“2017 Tax Act”), reflecting a CAGR of 21.2%, or increase of $29.8 million, since 2013. Our historical results, prior to our initial public offering, benefit from insignificant income taxes due to our status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be comparable to periods prior to our IPO as our income attributable to Planet Fitness, Inc. is now subject to U.S. federal and state taxes;

•	2017 Adjusted EBITDA of $184.7 million, reflecting a CAGR of 27.0%, or increase of $113.6 million, since 2013; and
•	2017 Adjusted net income of $82.3 million compared to $67.6 million in 2016, an increase of 21.8%.

For a discussion of Adjusted EBITDA and Adjusted net income and a reconciliation of Adjusted EBITDA and Adjusted net income to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of same store sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How we assess the performance of our business.”

Planet Fitness – Home of the Judgement Free Zone

We believe our approach to fitness is revolutionizing the industry by bringing fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:

•

Welcoming, non-intimidating environment: We believe every member should feel accepted and respected when they walk into a Planet Fitness. Our stores provide a Judgement Free Zone where members of all fitness levels can enjoy a non-intimidating environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. By outfitting our gyms with more cardiovascular and light strength equipment, and not offering heavy free weights, we reinforce our Judgement Free Zone philosophy by discouraging what we call “Lunk” behavior, such as dropping weights and grunting, that can be intimidating to new and occasional gym users. In addition, to help maintain our welcoming, judgement-free environment, each store has a purple and yellow branded “Lunk” alarm on the wall that staff occasionally rings as a light-hearted reminder of our policies.

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

•

Exceptional value for members: Both our standard and PF Black Card memberships are priced significantly below the industry median of $60 per month and still provide our members with a high-quality fitness experience. In the U.S., for only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $21.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.

Our differentiated approach to fitness has allowed us to create an attractive franchise model that is both profitable and scalable. We recognize that our success depends on a shared passion with our franchisees for providing a distinctive store experience based on a judgement-free environment and an exceptional value for our members. We enhance the attractiveness of our streamlined, easy-to-operate franchise model by providing franchisees with extensive operational support relating to site selection and development, marketing and training. We also take a highly collaborative, teamwork approach to our relationship with franchisees, as captured by our motto “One Team, One Planet.” The strength of our brand and the attractiveness of our franchise model are evidenced by the fact that over 90% of our new stores in 2017 were opened by our existing franchisee base.

Our competitive strengths

We attribute our success to the following strengths:

•

Market leader with differentiated member experience, nationally recognized brand and scale advantage. We believe we are the largest operator of fitness centers in the U.S. by number of members, with approximately 10.6 million members as of December 31, 2017. Our franchisee-owned and corporate-owned stores generated $2.3 billion in system-wide sales during 2017. Through our differentiated member experience, nationally recognized brand and scale advantage, we will continue to deliver a compelling value proposition to our members and our franchisees and, we believe, grow our store and total membership base.

•

Differentiated member experience. We seek to provide our members with a high-quality fitness experience in a non-intimidating, judgement-free environment at an exceptional value. We have a dedicated Brand Excellence team that seeks to ensure that all our franchise stores uphold our brand standards and deliver a consistent Planet Fitness member experience in every store.

•

Nationally recognized brand. We have developed a highly relatable and recognizable brand that emphasizes our focus on providing our members with a judgement-free environment. We do so through fun and memorable marketing campaigns and in-store signage that highlights the judgement people face in their everyday lives and how at Planet Fitness, they can be free to be themselves. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have executed bi-annually. Our brand strength also helps our franchisees attract members, with new stores in 2017 signing up an average of more than 1,200 members even before opening their doors.

•

Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees generally spend 7% of their monthly membership dues on local advertising, have enabled us and our franchisees to spend over $475 million since 2011 on marketing to drive consumer brand awareness and preference.

•

Exceptional value proposition that appeals to a broad member demographic. We offer a high-quality and consistent fitness experience throughout our entire store base at low monthly membership dues. Combined with our non-intimidating and welcoming environment, we are able to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies across North America, including Puerto Rico, the Dominican Republic, and Panama.

•

Strong store-level economics. Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2013, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverage our relatively fixed costs. In 2017, our corporate-owned stores had segment EBITDA margin of 41.8% and had AUVs of approximately $1.9 million with four-wall EBITDA margins of approximately 46%, or approximately 39% after applying the current 7% royalty rate, which includes 1.59% royalty as a result of the elimination of certain rebates and commissions that were previously paid by all stores and deducted as an expense in arriving at four-wall EBITDA. We believe this to be comparable to a franchise store under our current franchise agreement. Based on a historical survey of franchisees, we believe that our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

•

Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our franchise model enables us to scale more rapidly than a company-owned model. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. Our franchisees enjoy recurring monthly member dues, regardless of member use, weather or other factors. Based on historical survey data and management estimates, we believe our franchisees can earn, in their second year of operations, on average, a cash-on-cash return on initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital with us, with over 90% of our new stores in 2017 opened by our existing franchisee base, as well as 44 consecutive quarters of same store sales growth, including system-wide same store sales growth of 10.2% in 2017. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.

•

Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2017, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. In addition, our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment every five to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs. By re-investing in stores, we and our franchisees maintain and enhance our member experience. Our predictable and recurring revenue streams, combined with our attractive margins and minimal capital requirements, result in high cash flow conversion and increased capacity to invest in future growth initiatives.

•

Proven, experienced management team driving a strong culture. Our strategic vision and unique culture have been developed and fostered by our senior management team under the stewardship of Chief Executive Officer, Chris Rondeau. Mr. Rondeau has been with Planet Fitness for approximately 25 years and helped develop the Planet Fitness business model and brand elements that give us our distinct personality and spirited culture. Dorvin Lively, our President and Chief Financial Officer, brings valuable expertise from over 35 years of corporate finance experience with companies such as RadioShack and Ace Hardware, and from the initial public offering of Maidenform Brands. We have assembled a management team that shares our passion for “fitness for everyone” and has extensive experience across a broad range of disciplines, including retail, franchising, finance, consumer marketing, brand development and information technology. We believe our senior management team is a key driver of our success and has positioned us well to execute our long-term growth strategy.

Our growth strategies

We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•

Continue to grow our store base across a broad range of markets.  We have grown our store count over the last five years, expanding from 749 stores as of December 31, 2013 to 1,518 stores as of December 31, 2017. As of December 31, 2017, our franchisees have signed ADAs to open more than 1,000 additional stores over the next five years, including approximately 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration outside of our original Northeast market create a significant opportunity to open new Planet Fitness stores. Based on our internal and third-party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.

•

Drive revenue growth and system-wide same store sales.  Because we provide a high-quality, affordable, non-intimidating fitness experience that is designed for first-time and occasional gym users, we have achieved positive system-wide same store sales growth in each of the past 44 quarters. We expect to continue to grow system-wide same store sales primarily by:

•

Attracting new members to existing Planet Fitness stores. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our appeal to first-time and occasional gym users. In addition, because our stores offer a large, focused selection of equipment geared toward first-time and occasional gym users, we are able to service higher member volumes without sacrificing the member experience. We have also continued to evolve our offerings to appeal to our target member base, such as the introduction of our 30-minute express workout area, as well as new functional accessories (e.g., medicine balls, stability balls, kettlebells, etc.) and fitness programming to accompany our equipment.

•

Increasing mix of PF Black Card memberships by enhancing value and member experience.  We expect to drive sales by continuing to convert our existing members with standard membership dues at $10 per month to our premium PF Black Card membership with dues at approximately $21.99 per month as well as attracting new members to join at the PF Black Card level. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through additional in-store amenities, such as hydro-massage beds, and affinity partnerships for discounts and promotions. Since 2013, our PF Black Card members as a percentage of total membership has increased from 38% in 2013 to 60% in 2017, and our average monthly dues per member have increased from $15.09 to $16.10 over the same period.

We may also explore other future revenue opportunities, such as optimizing member pricing and fees, offering new merchandise and services inside and outside our stores, and securing affinity and other corporate partnerships.

•

Increase brand awareness to drive growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increasing membership in new and existing stores and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues to our National Advertising Fund (“NAF”), from which we spent $33.6 million in 2017 alone to support our national marketing campaigns, our social media platforms and the development of local advertising materials. Under our current franchise agreement, franchisees are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.

•

Continue to expand royalties from increases in average royalty rate and new franchisees. During 2017, we increased our current royalty rate to 7% and at the same time, for new franchisees and existing franchisees on our current royalty rate structure, we eliminated certain commissions that were paid to us by franchisees and rebates that were earned by us through franchisee purchases from third-party vendors. The eliminated commissions and rebates equate to approximately 1.59% of an average franchisee’s monthly dues and annual fees based on system-wide averages. The current royalty rate of 7% includes this 1.59%. We also offered existing franchisees the opportunity to eliminate such commissions and rebates in exchange for a royalty rate increase of 1.59%. As of December 31, 2017, approximately 52% of our franchisee owned stores increased their royalty rates and are no longer subject to such commissions and rebates.

While our current franchise agreement stipulates monthly royalty rates of 7% of monthly dues and annual membership fees, only 5% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2017, our average royalty rate was 4.25% compared to 2.54% in 2013. In addition to rising average royalty rates, total royalty revenue will continue to grow as we expand our franchise store base and increase franchise same store sales.

•

Grow sales from fitness equipment and related services.  Our franchisees are contractually obligated to purchase fitness equipment from us, and in international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. We expect our equipment sales to grow as our U.S. franchisees open new stores and replace used equipment. In international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned stores. Additionally, all franchisees are required to replace their existing equipment with new equipment every five to seven years. As the number of franchise stores continues to increase and existing franchise stores continue to mature, we anticipate incremental growth in revenue related to the sale of equipment to U.S. franchisees and commissions on the sale of equipment to international franchisees. In addition, we believe that regularly refreshing equipment helps our franchise stores maintain a consistent, high-quality fitness experience and is one of the contributing factors that drives new member growth.

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

According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the U.S. health club industry generated approximately $27.6 billion in revenue in 2016. The industry is highly fragmented, with 36,130 clubs across the U.S. serving approximately 57.3 million members, according to IHRSA. In 2016, the U.S. health club industry grew by 1.1% in number of units and 3.0% in number of members compared to Planet Fitness, which grew by 16.8% and 22.3%, respectively. IHRSA data is not yet available for 2017, but Planet Fitness grew its number of stores by 15.6% and its number of members by 19.9% in 2017. Over the next five years, industry sources project that U.S. health club industry revenues will grow at an annualized rate of approximately 1.5%, primarily attributed to an increase in discretionary spending coupled with continued consumer awareness and public initiatives on the health benefits of exercise. We believe we are well-positioned to capitalize on these trends, and our impressive growth reinforces our distinct approach to fitness and broad demographic appeal.

Our brand philosophy

We are a brand built on passion and the belief that anyone can achieve their personal wellness goals in a non-intimidating, judgement-free environment. We have become a nationally recognized consumer brand that stands for the environment, value and quality we provide our members.

The Judgement Free Zone. Planet Fitness is the home of the Judgement Free Zone. It is a place where people of all fitness levels can feel comfortable working out at their own pace, feel supported in their efforts and not feel intimidated by pushy salespeople or other members who may ruin their fitness experience.

All This for Only That. Planet Fitness monthly membership dues typically range from only $10 to $21.99 in the U.S. We pride ourselves on providing a high-quality experience at an exceptional value, not an “economy” fitness experience.

The World Judges. We Don’t. Our philosophy is simple: Planet Fitness is an environment where members can relax, go at their own pace and be themselves without ever having to worry about being judged. Behaviors such as grunting, dropping weights or judging others are not allowed in our stores.

No Lunks. Lunks are people who intimidate others at the gym. To help maintain our judgement-free environment, each store has a purple and yellow branded “Lunk” alarm on the wall that our staff occasionally rings as a light-hearted, gentle reminder of our policies.

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

Membership

We make it simple for members to join, whether online or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our corporate store staff is not paid commissions based on membership sales but rather have the opportunity to earn a monthly bonus based primarily on store cleanliness, and we urge our franchisees to follow our lead. Our regional managers review our corporate stores multiple times per month for quality control, including generally one visit per month during which they evaluate store cleanliness based upon internally established criteria from which the monthly bonus is derived. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•	monthly membership dues of only $10 for our standard membership or, approximately $21.99 for PF Black Card members;
•	current standard annual fees of approximately $39; and
•	enrollment fees of approximately $0 to $59.

Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member gets to take part in Pizza Mondays and Bagel Tuesdays and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.

As of December 31, 2017, we had approximately 10.6 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 85% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit cards payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees. Due to our scale and negotiating power, we believe that our third party payment processors offer a competitive bundle of transaction pricing and support services to our franchisees while facilitating revenue collection by us.

Our stores

We had 1,518 stores system-wide as of December 31, 2017, of which 1,456 were franchised and 62 were corporate-owned, located in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location. Under signed ADAs, as of December 31, 2017, franchisees have committed to open more than 1,000 additional stores.

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

Store model

Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Based on a historical survey of franchisees and management estimates, we believe that our franchise stores achieve store-level profitability in line with our corporate-owned store base. The stores included in this survey represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores. Our average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2012, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverages our fixed costs. In 2017, our corporate-owned stores had segment EBITDA margin of 41.8% and had AUVs of approximately $1.9 million with four-wall EBITDA margins of approximately 46%, or approximately 39% after applying the current 7% royalty rate, which includes 1.59% royalty as a result of the elimination of certain rebates and commissions that were previously paid by all stores and deducted as an expense in arriving at four wall EBITDA. We believe this to be comparable to a franchise store, under our current franchise agreement. Based on survey data and management analysis, franchisees have historically earned, and we believe can continue to earn, in their second year of operations, on average, a cash-on-cash return on unlevered (i.e., not debt-financed) initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. A franchisee’s initial investment includes fitness equipment purchased from us (or from our required vendors in the case of our franchisees in international markets) as well as costs for non-fitness equipment and leasehold improvements. The attractiveness of our franchise model is further evidenced by the fact that over 90% of our new stores in 2017 were opened by our existing franchisee base. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

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

Leases

We lease all of our corporate-owned stores and our corporate headquarters. Our store leases typically have initial terms of 10 years with two five-year renewal options, exercisable in our discretion. On October 18, 2016, we executed a lease for our new corporate headquarters at 4 Liberty Lane West, Hampton, New Hampshire, for an initial term of 15 years with one five-year renewal option, exercisable at our discretion. Our corporate headquarters serves as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions, including finance, legal, marketing, technology, real estate, development and human resources.

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We do not own or enter into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances.

Franchising

Franchising strategy

We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2017, there were 1,456 franchised Planet Fitness stores operated by approximately 170 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2017, 95% of all franchise stores were owned and operated by a franchisee group that owns at least three stores. However, while our largest franchisee owns 83 stores, only 20% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.

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

Franchise agreements

For each franchised Planet Fitness store, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness store at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require (or our required vendors in the case of our franchisees located in international markets). The typical franchise agreement has a 10-year term. Additionally, franchisees must purchase equipment from us and replace the fitness equipment in their stores every five to seven years and periodically refurbish and remodel their stores.

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

We help franchisees select sites and develop facilities in these stores that conform to the physical specifications for a Planet Fitness store. As part of our process to support our franchisees growth in local markets under their ADAs, we also assist them in finding real estate locations for new stores. One way we do this is by having regional real estate professionals work directly with franchisees and their real estate brokers, landlords and developers. Each franchisee is responsible for selecting a site, but must obtain site approval from us. We primarily learn of new sites in two ways. First, we have a formal site-approval submission process for landlords and franchisees. Each site submitted to us is reviewed by a subcommittee of our real estate team for brand qualifications. Second, we proactively review real estate portfolios for appropriate sites that we may consider for corporate-owned stores or franchisee development, depending upon location.

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

In 2017 and 2016, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 14 weeks. We sampled construction costs to build new stores from across a wide range of U.S. geographies, 49 and 50 new stores, in 2017 and 2016, respectively. Based upon these samples, franchisees’ unlevered (i.e., not debt-financed) investment to open a new store ranged from approximately $1.5 million to $3.2 million and $1.2 million to $3.3 million, based upon our samples in 2017 and 2016, respectively. These amounts include fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from four general contractors that oversaw the construction of the stores in the sample set. Additionally, these amounts include an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies and does not necessarily represent the total construction costs on a cash basis.

Franchisee support

We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. Our franchise model is streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources. Our strong and long-lasting partnership with our franchisees is reflected in the fact that over 90% of our new stores in 2017 were opened by our existing franchisee base.

Training.  We continue to update and expand, Planet Fitness University, a comprehensive training resource to help franchisees operate successful stores. Courses are delivered online, and content focuses on customer service, operational policies, brand standards, cleanliness, security awareness, crisis management and vendor product information. The core online curriculum is offered in both English and Spanish to support our Spanish-speaking team members. We regularly add and improve the content available on Planet Fitness University as a no-cost service to help enhance training programs for franchisees. Additional training opportunities offered to our franchisees include new owner orientation, operations training and workshops held at Planet Fitness headquarters, in stores and through regularly held webinars.

Operational support and communication.  We believe spending quality time with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we often attend franchisees’ presales and grand openings, and we host franchisee meetings each year, known as “PF Huddles.” We also communicate regularly with our entire franchisee base to keep them informed, and we host a franchise conference approximately every 18 months that is geared towards franchisees and their operations teams.

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

Compliance with brand standards—Franchise Business Coach

We have a dedicated field support team of franchise business coaches focused on ensuring that our franchise stores adhere to brand standards and providing ongoing assistance, training and coaching to all franchisees. We generally perform a site visit and operations review on each franchise store within 30 to 60 days of opening, and each franchise ownership group is visited at least once per year in multiple locations, for a business review with their franchise business coach thereafter. In 2017, our team performed more than 1,000 franchise store reviews covering all franchise ownership groups.

We perform store reviews based on a wide range of criteria ranging from cleanliness to brand compliance, layout requirements and operational standards. We record the results of each visit and automatically send a report to the appropriate franchisee. Results are also available to the franchisee through our systems, which provide access to regional and international benchmarking data, allowing franchisees to compare overall results among their peers as well as results based upon each criterion. Stores that do not receive a passing score are automatically flagged for follow-up by our team, are provided with an action plan for the franchisee to complete and will generally be reevaluated within 30 to 60 days to ensure all identified issues have been addressed. The system also enables franchisees to perform, track and benchmark self-assessments and online member surveys.

We also use mystery shoppers to perform anonymous reviews of franchise stores. We generally select franchise stores for review randomly but also target underperforming stores and stores that have not performed well on previous visits from their franchise business coach.

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

Marketing spending

National advertising.  We support our franchisees both at a national and local level. We manage the U.S. NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital and social media. Our current U.S. and Canadian franchise agreement requires franchisees to contribute 2% of their monthly EFT to the NAF and Canadian advertising fund, respectively. Since the U.S. NAF was founded in September 2011, it has enabled us to spend approximately $141 million to increase national brand awareness, including $33.6 million in 2017. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

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

Media partnerships

Given our scale and marketing resources through our national advertising fund, we have aligned ourselves with high-profile media partners who have helped to extend the global reach of our brand. For the past three years, we have been the presenting sponsor of “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest.” This has allowed us to showcase the Planet Fitness brand and our judgement-free philosophy to over a billion people annually at a key time of year when health and wellness is top of mind for consumers.

Judgement Free Generation

The Judgement Free Generation is Planet Fitness’ philanthropic initiative designed to combat the judgement and bullying faced by today’s youth by creating a culture of kindness and encouragement. With our Judgement Free Zone principle as a solid foundation, The Judgement Free Generation aims to empower a generation to grow up contributing to a more judgement free planet— a place where everyone feels accepted and like they belong.

We have partnered with Boys & Girls Clubs of America and STOMP Out Bullying, to make a meaningful impact on the lives of today's youth. Together with our franchisees, Planet Fitness has donated approximately $3.0 million to support anti-bullying, pro-kindness initiatives.

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

Suppliers

Franchisees are required to purchase fitness equipment from us (or our required vendors in the case of franchisees located in international markets) and are required to purchase various other items from vendors that we approve. We sell equipment purchased from third-party equipment manufacturers to franchise stores in the U.S. We also have one approved supplier of tanning beds, one approved supplier of massage beds and chairs, and various approved suppliers of non-fitness equipment and miscellaneous items. These vendors arrange for delivery of products and services directly to franchise stores. From time to time, we re-evaluate our supply relationships to ensure we obtain competitive pricing and high-quality equipment and other items.

Employees

As of December 31, 2017, we employed 833 employees at our corporate-owned stores and 213 employees at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.

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

We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications. In 2017 we continued our multi-phased project that we started in 2015 to replace our existing franchise management system and consolidate several back-office systems, onto a third-party hosted platform to drive greater cross-system integration and efficiency and provide a scalable platform to support our growth plans. We expect to continue investing resources in 2018 through smaller, focused projects for our franchise management system to support the changing needs of our business.

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

Government regulation

We and our franchisees are subject to various federal, international, state, provincial and local laws and regulations affecting our business.

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

We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in over 20 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination, and franchisees’ right to associate, among others. In addition, we and our franchisees may also be subject to laws in other foreign countries where we or they do business.

We and our franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, similar state laws in certain jurisdictions, and various other U.S. and international laws governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases.

Our and our franchisees’ operations and properties are subject to extensive U.S. federal and state, as well as international, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.

We and our franchisees are responsible at stores we each operate for compliance with U.S. state laws, Canadian provincial laws and other international local laws that regulate the relationship between health clubs and their members. Nearly all states and provinces have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, or preclude automatic membership renewals.

We and our franchisees primarily accept payments for our memberships through EFTs from members’ bank accounts, and, therefore, we and our franchisees are subject to federal, state and international laws legislation and certification requirements, including the Electronic Funds Transfer Act. Some states have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association (“NACHA”) and the Canadian Payments Association. Federal, state, international and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases.

Many of the states and provinces where we and our franchisees operate stores have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition, U.S. federal healthcare legislation contains a 10% excise tax on indoor tanning services. Under the rule promulgated by the IRS imposing the tax, a portion of the cost of memberships that include access to our tanning services are subject to the tax.

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

Item 1A. Risk Factors.

We could be adversely impacted by various risks and uncertainties. If any of these risks actually occurs, our business, financial condition, operating results, cash flow and prospects may be materially and adversely affected. As a result, the trading price of our Class A common stock could decline.

Risks related to our business and industry

Our financial results are affected by the operating and financial results of, and our relationships with, our franchisees.

A substantial portion of our revenues come from royalties, which are generally based on a percentage of monthly membership dues and annual fees at our franchise stores, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2017, we had approximately 170 franchisee groups operating 1,456 stores. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.

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

Moreover, although we believe we generally maintain positive working relationships with our franchisees, disputes with franchisees could damage our brand image and reputation and our relationships with our franchisees generally.

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

Our growth strategy also relies on our ability to identify, recruit and enter into agreements with a sufficient number of franchisees. In addition, our ability and the ability of our franchisees to successfully open and operate new stores in new or existing markets may be adversely affected by a lack of awareness or acceptance of our brand as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new domestic and international markets, our and our franchisees’ new stores may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new stores may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate history and brand familiarity. New stores may not be successful or our average store membership sales may not increase at historical rates, which could materially and adversely affect our business, results of operations and financial condition.

To the extent our franchisees are unable to open new stores as we anticipate, we will not realize the revenue growth that we hope or expect. Our failure to add a significant number of new stores would adversely affect our ability to increase our revenues and operating income and could materially and adversely affect our business, results of operations and financial condition.

Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.

We currently have stores operating in certain other countries around the world, including Canada, the Dominican Republic and Panama. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

•	inadequate brand infrastructure within foreign countries to support our international activities;
•	inconsistent regulation or sudden policy changes by foreign agencies or governments;
•	the collection of royalties from foreign franchisees;
•	difficulty of enforcing contractual obligations of foreign franchisees;
•	increased costs in maintaining international franchise and marketing efforts;
•	problems entering international markets with different cultural bases and consumer preferences;
•	political and economic instability of foreign markets;
•	compliance with laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;
•	fluctuations in foreign currency exchange rates; and
•

operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.

As a result, those new stores may be less successful than stores in our existing markets.  Further, effectively managing growth can be challenging, particularly as we continue to expand into new international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our mission and standards.

Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2017, our franchisees opened 206 stores, compared to 195 stores in 2016, 206 stores in 2015, and 169 stores in 2014. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.

The high level of competition in the health and fitness industry could materially and adversely affect our business.

We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition.

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

We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our stores and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain and store member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Furthermore, in 2015, we migrated our point-of-sale system from a proprietary, third-party hosted system to a commercially available, third-party hosted system. Although the migration is complete, in the future there may be unforeseen issues, bugs, data inconsistencies, outages, changes in business processes, and other interruptions that could impact our business. In 2017, we also engaged a new third-party point-of-sale provider partner for stores in the Dominican Republic and Panama, as well as our upcoming store in Mexico. If we need to move to different third-party systems, our operations, including EFT drafting, could be interrupted. Our ability to efficiently and effectively manage our franchisee and corporate-owned stores depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.

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

Additionally, the collection, maintenance, use, disclosure and disposal of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of personally identifiable information that are housed in one or more of our franchisees’ databases or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.

Changes in legislation or requirements related to electronic fund transfer, or our failure to comply with existing or future regulations, may adversely impact our business.

We primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, we are subject to federal, state and international legislation and certification requirements governing EFT, including the Electronic Funds Transfer Act. Some states have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our franchisees and our and their members.

We are subject to a number of risks related to ACH, credit card and debit card payments we accept.

We and our franchisees accept payments through ACH, credit card and debit card transactions. For ACH, credit card and debit card payments, we and our franchisees pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose members or suffer an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we and our franchisees do not automatically charge our members’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose membership revenue and associated royalty revenue, which would harm our operating results.

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

We and our franchisees currently operate stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets and may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.

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

Franchisee insurance. Our franchise agreements require each franchisee to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or franchisees may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause a franchisee to terminate its franchise agreement and, in turn, negatively affect our operating and financial results.

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

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for 5.7% of our total stores and another large franchisee group accounts for 4.9% of our total stores. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.

Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.

Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2017 over 27% of our new members joined online through our websites. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand would be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.

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

We also use email and social medial platforms as marketing tools. For example, we maintain social media accounts and may occasionally email members to inform them of certain offers or promotions. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.

If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.

A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2018,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our business and revenues.

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

We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States, Canada, the Dominican Republic and Panama governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs and other changes in labor laws could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.

Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian, Dominican and Panamanian, federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.

We and our franchisees are responsible at stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, or preclude automatic membership renewals. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages, and civil liability, or result in membership contracts being void or voidable. In addition, states may update these laws and regulations. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

Regulatory restrictions placed on indoor tanning services and negative opinions about the health effects of indoor tanning services could harm our reputation and our business.

Although our business model does not place an emphasis on indoor tanning, the vast majority of our corporate-owned and franchise stores offer indoor tanning services. We offer tanning services as one of many amenities available to our PF Black Card members. Many states and provinces where we and our franchisees operate have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition to regulations imposed on the indoor tanning industry, medical opinions and opinions of commentators in the general public regarding negative health effects of indoor tanning services could adversely impact the value of our PF Black Card memberships and our future revenues and profitability. Although the tanning industry is regulated by U.S. federal and state, and international government agencies, negative publicity regarding the potentially harmful health effects of the tanning services we offer at our stores could lead to additional legislation or further regulation of the industry. The potential increase in cost of complying with these regulations could have a negative impact on our profit margins.

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

In addition, from time to time, government agencies and other regulatory authorities have shown an interest in taking investigative or regulatory action with respect to tanning services. For example, we reached a settlement with the New York Office of the Attorney General (“OAG”) in November 2015 in connection with allegations that in the spring of 2013, seven of the approximately 80 independently owned and operated Planet Fitness franchise locations in New York at the time had violated certain state laws related to tanning advertising, signage, paperwork, and eyewear. Upon being alerted to these alleged violations, we re-emphasized to all franchisees that they are contractually required to operate their businesses in compliance with all applicable laws and regulations. The OAG’s investigation was part of a larger initiative with respect to tanning salons and other providers of tanning services and the settlement did not have a material adverse effect on us, however similar future initiatives could influence public perception of the tanning services we offer and of the benefits of our PF Black Card membership.

Risks related to our indebtedness

As of December 31, 2017, we had total indebtedness of $709.5 million and our substantial indebtedness could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2017, we had total indebtedness of $709.5 million, gross of deferred financing costs. Subject to the restrictions contained in our senior secured credit facility applicable to our subsidiary Planet Fitness Holdings, LLC, as borrower, and its restricted subsidiaries and its parent Planet Intermediate, LLC, as guarantors, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

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

Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our subsidiaries’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our senior secured credit facility includes a London Inter-Bank Offered Rates (“LIBOR”) floor of 0.75% in respect of the term loans. As the specified LIBOR rate increases above the 0.75% floor for the term loans, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2017, the weighted average LIBOR rate applicable to term loans under our senior secured credit facility was 1.59%. An increase of 0.125% over such rate for the term loans would result in an approximate increase of $0.9 million in our annual interest expense associated with our senior secured credit facilities, without giving effect to interest rate caps

We have entered into and may continue to enter into interest rate swaps, caps or other derivative financial instruments that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain derivative financial instruments with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In December 2017, tax legislation was enacted that, among other things, reduces the federal corporate income tax rate to 21% effective January 1, 2018. Assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $647.8 million over the remaining term of the tax receivable agreements based on a price of $34.63 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 29, 2017) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $550.6 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.

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

Our principal asset is our ownership of Holdings Units in Pla-Fit Holdings. As such, we have no independent means of generating revenue. Pla-Fit Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its Holdings Units, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Pla-Fit Holdings, and also incur expenses related to our operations. Pursuant to the limited liability company agreement of Pla-Fit Holdings that was amended and restated in connection with our initial public offering, as amended on July 1, 2017 (the “New LLC Agreement”), Pla-Fit Holdings makes cash distributions to the owners of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings have been insufficient. In addition to tax expenses, we also incur expenses related to our operations, including payment obligations under the tax receivable agreements, which are significant. We have caused Pla-Fit Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including ordinary course payments due under the tax receivable agreements. However, its ability to make such distributions in the future will be subject to various limitations and restrictions, including contractual restrictions under our senior secured credit facility. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the tax receivable agreements), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 500 basis points until paid.

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

As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2017, based on a share price of $34.63 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 29, 2017) and a discount rate equal to 3.1%, we estimate that we would have been required to pay $427.7 million in the aggregate under the tax receivable agreements.

In certain circumstances, Pla-Fit Holdings will be required to make distributions to us and the Continuing LLC Owners, and the distributions that Pla-Fit Holdings will be required to make may be substantial.

Funds used by Pla-Fit Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that Pla-Fit Holdings will be required to make may be substantial and will likely exceed (as a percentage of Pla-Fit Holdings’ net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer, particularly as a result of the 2017 Tax Act.

As a result of potential differences in the amount of net taxable income allocable to us and to the owners of Holdings Units other than Planet Fitness, Inc. (the “Continuing LLC Owners”), as well as the use of an assumed tax rate in calculating Pla-Fit Holdings’ distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreements. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Pla-Fit Holdings, the Continuing LLC Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Holdings Units.

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

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which could have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation. These changes are effective beginning in 2018. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Risks related to our Class A common stock

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weakness identified by our management in our internal control over financial reporting. In addition, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to disclose significant changes made in our internal controls and procedures on a quarterly basis.

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

Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.

Since our initial public offering (the “IPO”), the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $35.03 on December 29, 2017. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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

Because we do not currently pay any cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and do not currently pay any cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior credit facility. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

Financial forecasting may differ materially from actual results.

Due to the inherent difficulty of predicting future events and results, our forecasted financial and operational results may differ materially from actual results. Discrepancies between forecasted and actual results could cause a decline in the price of our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Hampton, New Hampshire and consists of approximately 68,700 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions.

Corporate-Owned Stores

We lease all of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. The following table lists all of our corporate-owned store counts by state/province as of December 31, 2017:

State/Province	Store Count
Pennsylvania	17
New York	16
New Hampshire	14
New Jersey	3
California	3
Massachusetts	3
Ontario	2
Delaware	2
Colorado	1
Vermont	1

Franchisee Stores

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We do not own or enter into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances. As of December 31, 2017, we had 1,456 franchisee-owned stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama.

Item 3. Legal Proceedings.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “PLNT.” The table below sets forth the highest and lowest prices paid per share for our Class A common stock on the NYSE for each quarter during 2016 and 2017.

	Highest	Lowest
Fiscal 2016
First quarter	$16.38	$13.23
Second quarter	$19.62	$14.86
Third quarter	$23.41	$18.55
Fourth quarter	$25.10	$19.17

Fiscal 2017
First quarter	$22.13	$18.81
Second quarter	$24.58	$18.32
Third quarter	$27.20	$21.99
Fourth quarter	$35.03	$25.55

Holders of Record

As of February 22, 2018, there were three stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 22, 2018 there were 12 stockholders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company, and there is no public market for these shares.

Dividend Policy

During 2016, we declared and paid a special dividend of $2.78 per share to our Class A common stock holders of record as of November 10, 2016. We do not currently pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant

Performance Graph

The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2017, relative to the performance of the S&P 500 Index and the Russell 2000. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.

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

	August 6, 2015	December 31, 2015	December 31, 2016	December 31, 2017
Planet Fitness, Inc.	$100.00	$97.69	$125.63	$216.44
S&P 500 Index	100.00	98.10	107.45	128.32
Russell 2000 (Total Return) Index	100.00	93.42	111.62	126.29

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2017.

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

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial and other data for the periods indicated. The selected historical consolidated financial data as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this report.

The selected historical consolidated financial data set forth below as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this report.

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

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated statement of operations data:
Revenue:
Franchise revenue	$131,983	$97,374	$71,762	$58,001	$33,684
Commission income	18,172	19,114	16,323	13,805	10,473
Franchise segment	150,155	116,488	88,085	71,806	44,157
Corporate-owned stores segment	112,114	104,721	98,390	85,041	67,364
Equipment segment	167,673	157,032	144,062	122,930	99,488
Total revenue	429,942	378,241	330,537	279,777	211,009
Operating costs and expenses:
Cost of revenue	129,266	122,317	113,492	100,306	81,353
Store operations	60,657	60,121	57,485	49,476	41,692
Selling, general and administrative	60,369	50,008	55,573	35,121	23,118
Depreciation and amortization	31,761	31,502	32,158	32,341	28,808
Other (gain) loss	353	(1,369)	(273)	994	-
Total operating costs and expenses	282,406	262,579	258,435	218,238	174,971
Income from operations	147,536	115,662	72,102	61,539	36,038
Other income (expense), net:
Interest expense, net(1)	(35,283)	(27,125)	(24,549)	(21,800)	(8,912)
Other income (expense), net(2)	316,928	1,371	(275)	(1,261)	(694)
Total other income (expense), net	281,645	(25,754)	(24,824)	(23,061)	(9,606)
Income before income taxes	429,181	89,908	47,278	38,478	26,432
Provision for income taxes(3)	373,580	18,661	9,148	1,183	633
Net income	55,601	71,247	38,130	37,295	25,799
Less net income attributable to non-controlling interests	22,455	49,747	19,612	487	361
Net income attributable to Planet Fitness, Inc.	$33,146	$21,500	$18,518	$36,808	$25,438

Net income per share of Class A common stock:
Basic & diluted	$0.42	$0.50	$0.11

Cash dividends declared per Class A common share	$-	$2.78	$-

Consolidated statement of cash flows data:
Net cash provided by operating activities	$131,021	$108,817	$81,663	$79,405	$66,943
Net cash used in investing activities	(37,042)	(14,694)	(19,161)	(54,362)	(7,137)
Net cash used in financing activities	(21,703)	(85,183)	(74,240)	(12,952)	(37,994)

Consolidated balance sheet data:
Cash and cash equivalents	$113,080	$40,393	$31,430	$43,291	$31,267
Property and equipment, net	83,327	61,238	56,139	49,579	33,766
Total assets	1,092,465	1,001,442	699,177	601,982	556,573
Total debt and capital lease obligations, excluding deferred financing costs	709,470	716,654	492,320	387,496	184,460
Total (deficit) equity	(136,937)	(214,755)	(1,080)	151,749	321,915

(1)	Interest expense in 2016 and 2014 included $0.6 million and $4.7 million, respectively, for the loss on extinguishment of debt.
(2)	Other income (expense) in the year ended December 31, 2017 includes expense of $316,813, related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.
(3)	Provision for income taxes in the year ended December 31, 2017 includes $334,022, related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

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

As of December 31, 2017, we had approximately 10.6 million members and 1,518 stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama. Of our 1,518 stores, 1,456 are franchised and 62 are corporate-owned.

As of December 31, 2017, we had 1,456 franchisee-owned stores and had commitments to open more than 1,000 new stores under existing ADAs.

Composition of Revenues, Expenses and Cash Flows

Revenues

We generate revenue from three primary sources:

•

Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 35%, 31% and 27% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Royalty revenue, which represents royalties paid by franchisees based on the franchisee-owned stores’ monthly and annual membership billings, is recognized on a monthly basis over the term of the franchise agreement. Franchise fees, which include fees under ADAs, are recognized when we have substantially completed all of our performance obligations, which is generally at or near the store opening date. Placement revenue includes amounts we charge our franchisees for assembling and placing cardio and strength equipment at franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the services at the franchisee stores. Other fees includes online member join fees we receive from franchisees related to processing transactions for new members joining franchisee-owned stores through the Company’s website and billing transaction fees we receive from franchisees related to franchisee membership billing processing through our third-party hosted point-of-sale system. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores through EFT transactions and the billing transaction fees we receive are based upon the number of transactions processed. Our royalties and other fees are deducted from these membership billings and remitted to us by the processor prior to the net billings being remitted to the franchisees. Commission income is generated from activities related to our franchisees, including purchases of merchandise, promotional materials and store fixtures by our franchisees from third-party vendors. Beginning in 2015, commission income also included commissions earned on equipment sales by third-party vendors to franchisees in international locations. These commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

•

Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 26%, 28%, and 30% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 96% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance. Membership dues and fees are earned and recognized over the membership term. Enrollment fees are recognized ratably over the estimated duration of the membership. Annual fees are recognized ratably over the 12-month membership period. Retail sales are recognized at the point of sale.

•

Equipment segment revenue: Includes equipment revenue for new U.S. franchisee-owned stores as well as replacement equipment for U.S. existing franchisee-owned stores. Franchisee-owned stores are required to replace their equipment every five to seven years based on the life of the specific equipment. This source of revenue comprised 39%, 41% and 43% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Equipment revenue is recognized when the equipment is delivered, assembled, and accepted by the franchisee.

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

Cash flows

We generate a significant portion of our cash flows from monthly membership dues, royalties and various fees and commissions related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties and certain other fees, through our third-party hosted system-wide point-of-sale system. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st day of the second month following the month in which the membership agreement was signed. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.

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

Recent Transactions

On May 26, 2017, we executed the third amendment to our senior secured credit agreement to reduce the applicable interest rate margin for term loan borrowings by 50 basis points, with an additional 25 basis point reduction in applicable interest rate possible in the future so long as the Total Net Leverage Ratio (as defined in the credit agreement) is less than 3.50 to 1.00. The amendment to the credit agreement also reduced the interest rate margin for revolving loan borrowings by 25 basis points.

On May 8, 2017, we completed a secondary offering (the “May Secondary Offering”) pursuant to which the Direct TSG Investors and the participating Continuing LLC Owners sold an aggregate of 16,085,510 shares of Class A common stock at a price of $20.28 per share. The Company did not receive any proceeds from the sale of shares of our Class A common stock offered in the September Secondary Offering.

On March 14, 2017, we completed a secondary offering (the “March Secondary Offering”) pursuant to which the Direct TSG Investors and the participating Continuing LLC Owners sold an aggregate of 15,000,000 shares of Class A common stock at a price of $20.44 per share. The Company did not receive any proceeds from the sale of shares of our Class A common stock offered in the September Secondary Offering.

On November 22, 2016, we completed a secondary offering (the “November Secondary Offering”) pursuant to which the Direct TSG Investors and the participating Continuing LLC Owners sold an aggregate of 15,000,000 shares of Class A common stock at a price of $23.22 per share. The Company did not receive any proceeds from the sale of shares of our Class A common stock offered in the November Secondary Offering.

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

See Note 19 to our consolidated financial statements included elsewhere in this Form 10-K for our total revenues, income from operations and net income for each of the quarters during the years ended December 31, 2017 and 2016.

Our Segments

We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic and Panama. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2017, 2016 and 2015. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Revenue
Franchise segment	$150,155	$116,488	$88,085
Corporate-owned stores segment	112,114	104,721	98,390
Equipment segment	167,673	157,032	144,062
Total revenue	$429,942	$378,241	$330,537

Segment EBITDA
Franchise segment	$126,459	$97,256	$66,030
Corporate-owned stores segment	46,855	40,847	36,070
Equipment segment	38,539	36,439	31,936
Corporate and other(2)	284,372	(26,007)	(30,051)
Total Segment EBITDA(1)	$496,225	$148,535	$103,985

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

(2)	In the year ended December 31, 2017, includes expense of $316,813 related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total

Year Ended December 31, 2017:
Income (loss) from operations	$118,035	$30,702	$32,401	$(33,602)	$147,536
Depreciation and amortization	8,449	15,715	6,031	1,566	31,761
Other income (expense)(2)	(25)	438	107	316,408	316,928
Segment EBITDA(1)	$126,459	$46,855	$38,539	$284,372	$496,225

Year Ended December 31, 2016:
Income (loss) from operations	$88,756	$24,829	$28,482	$(26,405)	$115,662
Depreciation and amortization	8,538	15,882	6,203	879	31,502
Other income (expense)	(38)	136	1,754	(481)	1,371
Segment EBITDA(1)	$97,256	$40,847	$36,439	$(26,007)	$148,535

Year Ended December 31, 2015:
Income (loss) from operations	$57,442	$19,738	$25,725	$(30,803)	$72,102
Depreciation and amortization	8,544	17,232	6,211	171	32,158
Other income (expense)	44	(900)	—	581	(275)
Segment EBITDA(1)	$66,030	$36,070	$31,936	$(30,051)	$103,985

(1)

Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

(2)	Includes expense of $316,813 in the Corporate and other segment related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

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

Number of new store openings

The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,255	1,066	863
New stores opened	206	195	206
Stores debranded, sold or consolidated(1)	(5)	(6)	(3)
Stores operated at end of period	1,456	1,255	1,066
Corporate-owned stores:
Stores operated at beginning of period	58	58	55
New stores opened	4	—	3
Stores operated at end of period	62	58	58
Total stores:
Stores operated at beginning of period	1,313	1,124	918
New stores opened	210	195	209
Stores debranded, sold or consolidated(1)	(5)	(6)	(3)
Stores operated at end of period	1,518	1,313	1,124

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

The following table shows our same store sales for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Same store sales growth:
Franchisee-owned stores	10.5%	9.0%	8.3%
Corporate-owned stores	4.9%	4.9%	1.9%
System-wide stores	10.2%	8.8%	7.7%

Number of stores in same store sales base:
Franchisee-owned stores	1,213	1,027	837
Corporate-owned stores	58	58	55
Total stores	1,271	1,085	892

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

Average royalty fee percentages for the franchisee-owned stores

The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a fixed monthly fee of $500 to a royalty of 7.0% of total monthly EFT and annual membership fees across our franchisee base. Our royalty fee in the U.S. and Canada has increased over time to a current rate of 7.0% for new franchisees.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Net income	$55,601	$71,247	$38,130
Interest expense, net (1)	35,283	27,125	24,549
Provision for income taxes(2)	373,580	18,661	9,148
Depreciation and amortization	31,761	31,502	32,158
EBITDA	496,225	148,535	103,985
Purchase accounting adjustments-revenue (3)	1,532	487	713
Purchase accounting adjustments-rent (4)	725	861	893
Management fees (5)	—	—	1,899
IT system upgrade costs (6)	—	—	3,901
Transaction fees (7)	1,030	3,001	—
Stock offering-related costs (8)	977	2,604	7,697
IPO-related compensation expense(9)	—	—	6,155
Severance costs (10)	—	423	—
Pre-opening costs (11)	1,017	—	793
Early lease termination costs (12)	719	—	—
Equipment discount (13)	(107)	(1,754)	—
Indemnification receivable(14)	—	(2,772)	—
Tax benefit arrangement remeasurement(15)	(317,354)	72	(2,550)
Other (16)	(32)	(840)	—
Adjusted EBITDA	$184,732	$150,617	$123,486
(1)	Includes $0.6 million of loss on extinguishment of debt in the year ended December 31, 2016.
(2)	Includes $334.0 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.
(3)

Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2017, 2016 and 2015, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(4)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.4 million, $0.5 million and $0.4 million in the years ended December 31, 2017, 2016 and 2015, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(5)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, including a $1.0 million termination fee in the year ended December 31, 2015.

(6)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(7)	Represents transaction fees and expenses related to the amendment of our credit facility in the years ended December 31, 2017 and 2016.
(8)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(9)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(10)	Represents severance expense recorded in connection with an equity award modification.
(11)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(12)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.
(13)

Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that is no longer expected to be utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(14)

Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

(15)

Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In the year ended December 31, 2017, includes expense of $316.8 million related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

(16)

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

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income	$55,601	$71,247	$38,130
Provision for income taxes, as reported(1)	373,580	18,661	9,148
Purchase accounting adjustments-revenue (2)	1,532	487	713
Purchase accounting adjustments-rent (3)	725	861	893
Management fees (4)	—	—	1,899
IT system upgrade costs (5)	—	—	3,901
Transaction fees (6)	1,030	3,001	—
Stock offering-related costs (7)	977	2,604	7,697
IPO-related compensation expense (8)	—	—	6,155
Severance costs (9)	—	423	—
Pre-opening costs (10)	1,017	—	793
Early lease termination costs (11)	1,143	—	—
Equipment discount (12)	(107)	(1,754)	—
Indemnification receivable(13)	—	(2,772)	—
Tax benefit arrangement remeasurement(14)	(317,354)	72	(2,550)
Other (15)	(32)	(522)	—
Purchase accounting amortization (16)	17,876	19,371	21,067
Adjusted income before income taxes	$135,988	$111,679	$87,846
Adjusted income taxes (17)	53,715	44,113	34,611
Adjusted net income	$82,273	$67,566	$53,235
Adjusted net income per share, diluted	$0.84	$0.69	$0.54
Adjusted weighted-average shares outstanding, diluted (18)	98,455	98,611	98,710

(1)	Includes $334.0 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.
(2)

Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2017, 2016 and 2015, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(3)

Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.4 million, $0.5 million and $0.4 million in the years ended December 31, 2017, 2016 and 2015, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, are due to the amortization of favorable and unfavorable lease intangible assets which were recorded in connection with the 2012 Acquisition and the acquisition of eight franchisee-owned stores on March 31, 2014. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(4)

Represents management fees and expenses paid to a management company affiliated with TSG pursuant to a management services agreement that terminated in connection with the IPO, including a $1.0 million termination fee in the year ended December 31, 2015.

(5)	Represents costs associated with certain IT system upgrades, primarily related to our point-of-sale systems.
(6)	Represents transaction fees and expenses related to the amendment of our credit facility in the years ended December 31, 2017 and 2016.
(7)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.
(8)	Represents cash-based and equity-based compensation expense recorded in connection with the IPO.
(9)	Represents severance expense recorded in connection with an equity award modification.
(10)

Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(11)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.
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

(14)

Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In the year ended December 31, 2017, includes expense of $316.8 million related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

(15)

Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2016, the net gain primarily related to proceeds received from an insurance settlement.

(16)

Includes $15.7 million, $16.9 million and $17.9 million of amortization of intangible assets, other than favorable leases, for the years ended December 31, 2017, 2016 and 2015, respectively recorded in connection with the 2012 Acquisition, which consisted of the purchase of interests in Pla-Fit Holdings by investment funds affiliated with TSG Consumer Partners, LLC and $2.1 million, $2.5 million and $3.1 million of amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015, respectively, created in connection with the acquisition of eight franchisee-owned stores on March 31, 2014. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.

(17)

Represents corporate income taxes at an assumed effective tax rate of 39.5%, 39.5% and 39.4% for the years ended December 31, 2017, 2016 and 2015, respectively, applied to adjusted income before income taxes.

(18)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
(in thousands, except per share amounts)	Amount	Weighted average shares, diluted	Per share, diluted
Net income attributable to Planet Fitness, Inc. (1)	$33,146	78,972	$0.42
Assumed exchange of shares (2)	22,455	19,483
Net Income	55,601
Adjustments to arrive at adjusted income before income taxes (3)	80,387
Adjusted income before income taxes	135,988
Adjusted income taxes (4)	53,715
Adjusted Net Income	$82,273	98,455	$0.84

(1)

Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2017 and the associated weighted average shares of Class A common stock outstanding (see Note 13 to our consolidated financial statements included elsewhere in this Form 10-K).

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
(1)

Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2016 and the associated weighted average shares of Class A common stock outstanding (see Note 13 to our consolidated financial statements included elsewhere in this Form 10-K).

(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% applied to adjusted income before income taxes.

	Year Ended December 31, 2015
(in thousands, except per share amounts)	Amount	Weighted average shares	Per share, diluted
Net income attributable to Planet Fitness, Inc. (1)	$4,106	36,244	$0.11
Assumed exchange of shares (2)	19,348	62,466
Net income subsequent to the recapitalization transactions	23,454
Net income prior to the recapitalization transactions	14,676
Net Income	38,130
Adjustments to arrive at adjusted income before income taxes (3)	49,716
Adjusted income before income taxes	87,846
Adjusted income taxes (4)	34,611
Adjusted Net Income	$53,235	98,710	$0.54
(1)

Represents net income attributable to Planet Fitness, Inc. for the period from August 6, 2015 through December 31, 2015, the period following the recapitalization transactions and IPO, and the associated weighted average shares of Class A common stock outstanding (see Note 13 to our consolidated financial statements included elsewhere in this form 10-K).

(2)

Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)	Represents corporate income taxes at an assumed effective tax rate of 39.4% applied to adjusted income before income taxes.

The following table reconciles corporate-owned stores segment EBITDA to four-wall EBITDA for the year ended December 31, 2017:

	Year Ended December 31, 2017
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$112,114	$46,855	41.8%
New stores(1)	(101)	1,351
Selling, general and administrative (2)	—	2,860
Impact of eliminations (3)	—	(1,732)
Rebate to royalty adjustment(4)	—	1,759
Purchase accounting adjustments (5)	—	725
Four-wall EBITDA	$112,013	$51,818	46.3%
Royalty adjustment (6)	—	(7,744)
Royalty adjusted four-wall EBITDA	$112,013	$44,074	39.3%

(1)	Includes the impact of stores open less than 13 months and those which have not yet opened.
(2)	Reflects administrative costs attributable to the corporate-owned stores segment but not directly related to store operations.
(3)	Reflects intercompany charges for royalties and other fees which eliminate in consolidation.
(4)	Adjusts EBITDA to add the estimated expense reduction a store will receive in conjunction with paying the 7.0% royalty rate, calculated based on an estimated 1.59% of gross EFT
(5)

Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition and our acquisition of eight franchisee-owned stores during 2014. These are primarily related to fair value adjustments to deferred rent.

(6)	Includes the effect of royalties paid by the franchisee at a rate of 7.0% per our current franchisee agreement.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Franchise revenue	30.7%	25.7%	21.7%
Commission income	4.2%	5.1%	4.9%
Franchise segment	34.9%	30.8%	26.6%
Corporate-owned stores	26.1%	27.7%	29.8%
Equipment	39.0%	41.5%	43.6%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	30.1%	32.3%	34.4%
Store operations	14.1%	15.9%	17.4%
Selling, general and administrative	14.0%	13.2%	16.8%
Depreciation and amortization	7.4%	8.3%	9.7%
Other loss (gain)	0.1%	(0.4%)	(0.1%)
Total operating costs and expenses	65.7%	69.3%	78.2%
Income from operations	34.3%	30.7%	21.8%
Other income (expense), net:
Interest expense, net	(8.2%)	(7.2%)	(7.4%)
Other income (expense), net	73.7%	0.4%	(0.2%)
Total other income (expense), net	65.5%	(6.8%)	(7.6%)
Income before income taxes	99.8%	23.9%	14.2%
Provision for income taxes	86.9%	4.9%	2.8%
Net income	12.9%	19.0%	11.4%
Less net income attributable to non-controlling interests	5.2%	13.2%	5.9%
Net income attributable to Planet Fitness, Inc.	7.7%	5.8%	5.5%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Revenue:
Franchise revenue	$131,983	$97,374	$71,762
Commission income	18,172	19,114	16,323
Franchise segment	150,155	116,488	88,085
Corporate-owned stores	112,114	104,721	98,390
Equipment	167,673	157,032	144,062
Total revenue	429,942	378,241	330,537
Operating costs and expenses:
Cost of revenue	129,266	122,317	113,492
Store operations	60,657	60,121	57,485
Selling, general and administrative	60,369	50,008	55,573
Depreciation and amortization	31,761	31,502	32,158
Other loss (gain)	353	(1,369)	(273)
Total operating costs and expenses	282,406	262,579	258,435
Income from operations	147,536	115,662	72,102
Other income (expense), net:
Interest expense, net	(35,283)	(27,125)	(24,549)
Other income (expense), net	316,928	1,371	(275)
Total other income (expense), net	281,645	(25,754)	(24,824)
Income before income taxes	429,181	89,908	47,278
Provision for income taxes	373,580	18,661	9,148
Net income	55,601	71,247	38,130
Less net income attributable to non-controlling interests	22,455	49,747	19,612
Net income attributable to Planet Fitness, Inc.	$33,146	$21,500	$18,518

Comparison of the years ended December 31, 2017 and December 31, 2016

Revenue

Total revenues were $429.9 million in 2017, compared to $378.2 million in 2016, an increase of $51.7 million, or 13.7%.

Franchise segment revenue was $150.2 million in the year ended December 31, 2017 compared to $116.5 million in the year ended December 31, 2016, an increase of $33.7 million, or 28.9%.

Franchise revenue was $132.0 million in the year ended December 31, 2017 compared to $97.4 million in the year ended December 31, 2016, an increase of $34.6 million or 35.5%. Included in franchise revenue is royalty revenue of $93.6 million, franchise and other fees of $27.0 million, and placement revenue of $11.4 million for the year ended December 31, 2017, compared to royalty revenue of $64.6 million, franchise and other fees of $22.3 million, and placement revenue of $10.5 million for the year ended December 31, 2016. Of the $29.1 million increase in royalty revenue, $8.5 million was attributable to royalties from new stores opened in 2017 as well as stores that opened in 2016 that were not included in the same store sales base, and $14.5 million attributable to a same store sales increase of 10.5% in franchisee-owned stores, and $6.1 million was attributable to higher revenue from annual fees. The $4.7 million increase in franchise and other fees was attributable to higher ADA and franchise fees of $1.9 million in the year ended December 31, 2017 compared to 2016. Additionally we had higher web join income of $2.0 million and transaction fee income of $0.8 million, both a result of a higher number of franchisee-owned stores in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Commission income, which is included in our franchise segment, was $18.2 million in the year ended December 31, 2017 compared to $19.1 million in the year ended December 31, 2016, a decrease of $0.9 million or 4.9%. The decrease primarily reflects the elimination of certain rebates and commissions that were historically paid to us in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Revenue from our corporate-owned stores segment was $112.1 million in the year ended December 31, 2017, compared to $104.7 million in the year ended December 31, 2016, an increase of $7.4 million, or 7.1%. Of the $7.4 million increase, $4.4 million was attributable to same store sales from corporate-owned stores which increased 4.9% in the year ended December 31, 2017, and $3.6 million was attributable to higher revenue from annual fees.

Equipment segment revenue was $167.7 million in the year ended December 31, 2017, compared to $157.0 million in the year ended December 31, 2016, an increase of $10.6 million, or 6.8%. The $10.6 million increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores related to 10 fewer new equipment sales in the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Cost of revenue

Cost of revenue was $129.3 million in the year ended December 31, 2017 compared to $122.3 million in the year ended December 31, 2016, an increase of $6.9 million, or 5.7%. Cost of revenue primarily relates to our equipment segment. The increase was primarily due to the impact of more existing franchisee-owned stores purchasing replacement equipment in the year ended December 31, 2017, as compared to the year ended December 31, 2016, partially offset by a decrease in the number of equipment sales to new franchisee-owned stores. The increase in costs is consistent with the increase in equipment revenue.

Store operations

Store operation expenses, which relates to our corporate-owned stores segment, were $60.7 million in the year ended December 31, 2017 compared to $60.1 million in the year ended December 31, 2016, an increase of $0.5 million, or 0.9%.

Selling, general and administrative

Selling, general and administrative expenses were $60.4 million in the year ended December 31, 2017 compared to $50.0 million in the year ended December 31, 2016, an increase of $10.4 million, or 20.7%. The $10.4 million increase was primarily due to additional expenses incurred during the year ended December 31, 2017 to support our growing operations, including additional headcount, infrastructure, and public company expenses. Partially offsetting this increase was $1.7 million of lower costs incurred in connection with secondary offerings in the year ended December 31, 2017 as compared to the year ended December 31, 2016. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.

Depreciation and amortization

Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.

Depreciation and amortization expense was $31.8 million in the year ended December 31, 2017 compared to $31.5 million in the year ended December 31, 2016, an increase of $0.3 million, or 0.8%.

Other loss (gain)

Other loss (gain) was a loss of $0.4 million in the year ended December 31, 2017 compared to a gain of $1.4 million in the year ended December 31, 2016. The $0.4 million loss in the year ended December 31, 2017 was primarily attributable to losses incurred with the early termination of the lease on our previous headquarters, partially offset by a gain on the sale of fixed assets. The $1.4 million gain in the year ended December 31, 2016 was primarily attributable to insurance proceeds received during 2016, in addition to a gain on the sale of fixed assets.

Interest expense, net

Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $35.3 million in the year ended December 31, 2017 compared to $27.1 million in the year ended December 31, 2016, an increase of $8.2 million, or 30.1%. The increase in interest expense, net was primarily a result of the additional $230.0 million in borrowings under our senior secured credit facility which occurred on November 10, 2016. In addition we recorded $1.0 million and $0.6 million of expense on the extinguishment of debt related to the write-off of deferred financing costs in connection with the refinancings of our term loan in the years ended December 31, 2017 and 2016, respectively.

Other income (expense)

Other income was $316.9 million in the year ended December 31, 2017 compared to income of $1.4 million in the year ended December 31, 2016, an increase of $315.6 million. In 2017, other income included a gain of $317.4 million primarily related to the remeasurement of our tax benefit arrangements in connection with changes in the tax rate due to the 2017 Tax Act, partially offset by $1.0 million of third party fees recorded in connection with the May 2017 amendment of our credit facility. In 2016, other income included a $2.8 million gain related to the recording of a receivable in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition, and a $1.8 million gain recorded in connection with the write-off of a previously accrued equipment discount that is no longer expected to be utilized which was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014, partially offset by $3.0 million of third party fees recorded in connection with the November amendment of our credit facility. Other income (expense) also includes realized gains (losses) on derivative activities as well as the effects of foreign currency gains and losses.

Provision for income taxes

Income tax expense was $373.6 million for the year ended December 31, 2017 compared to $18.7 million for the year ended December 31, 2016, an increase of $354.9 million. Prior to the recapitalization transactions, Pla-Fit Holdings was treated as a pass through entity for U.S. federal income tax purposes as well as in most states. As a result, entity level taxes were not significant and the provision for income taxes primarily consisted of tax expense related to the state of New Hampshire and Canada as well as certain other local taxes.

Subsequent to the recapitalization transactions, Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our then-current tax rate of 39.5% for the years ended December 31 2017 and 2016, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.1% and 2.0% for the year ended December 31, 2017 and the year ended December 31, 2016, respectively, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

On December 22, 2017, the 2017 Tax Act was enacted, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% beginning on January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the 2017 Tax Act in our year end income tax provision in accordance with our understanding of the law and available guidance and as a result have recorded $334.0 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted, primarily related to the remeasurement of certain deferred tax assets and liabilities. The 2017 Tax Act also caused a remeasurement of our tax benefit arrangements.

Of the $354.9 million increase in the provision for income taxes $334.0 is attributable to the remeasurement of our deferred tax assets in connection with changes in the tax rate due to the 2017 Tax Act, as well as the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of the exchanges by Continuing LLC Owners of shares of Class B common stock for shares of Class A common stock. Additionally, during the year ended December 31, 2016, the Company recognized $2.8 million within tax expense related to the establishment of a reserve for an uncertain tax position including interest of $0.5 million. This amount relates to a potential liability associated with a 2012 state filing position currently under audit by the taxing authorities. We also recorded a receivable related to this potential liability in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

Segment results

Franchise

Segment EBITDA for the franchise segment was $126.5 million in the year ended December 31, 2017 compared to $97.3 million in the year ended December 31, 2016, an increase of $29.2 million, or 30.0%. This increase was primarily the result of growth in our franchise segment revenue of $33.7 million, including $14.5 million attributable to a same store sales increase of 10.5% from franchisee-owned stores, $8.5 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, $6.1 million attributable to higher revenue from annual fees, and $4.7 million attributable to higher franchise and other fees. Partially offsetting the increased franchise segment revenue was higher compensation and marketing expenses in the year ended December 31, 2017 as compared to the year ended December 31, 2016. Depreciation and amortization was $8.5 million in the year ended December 31, 2017 and the year ended December 31, 2016.

Corporate-owned stores

Segment EBITDA for the corporate-owned stores segment was $46.9 million in the year ended December 31, 2017 compared to $40.8 million in the year ended December 31, 2016, an increase of $6.0 million, or 14.7%. Of the increase, $4.4 million was attributable to same store sales from corporate-owned stores which increased 4.9% and $ 3.6 million was attributable to higher revenue on annual fees. These increases were partially offset by $1.4 million of net negative EBITDA incurred in connection with the opening of four new corporate owned stores in the fourth quarter of 2017. Depreciation and amortization was $15.7 million for the year ended December 31, 2017, compared to $15.9 million for the year ended December 31, 2016.

Equipment

Segment EBITDA for the equipment segment was $38.5 million in the year ended December 31, 2017 compared to $36.4 million in the year ended December 31, 2016, an increase of $2.1 million, or 5.8%, primarily as a result of higher replacement equipment sales to existing franchisee-owned stores, partially offset by a decrease in the number of equipment sales to new franchisee-owned stores in the year ended December 31, 2017 compared to the year ended December 31, 2016. Depreciation and amortization was $6.0 million for the year ended December 31, 2017 and $6.2 million for the year ended December 31, 2016.

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

Subsequent to the recapitalization transactions, Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our then-current tax rate of 39.5% and 39.4% for the year ended December 31, 2016 and the year ended December 31, 2015, respectively, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. following the recapitalization transactions and IPO. The provision for income taxes also reflects an effective state tax rate of 2.0% and 2.5% for the year ended December 31, 2016 and the year ended December 31, 2015, respectively, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $113.1 million of cash and cash equivalents. In addition, as of December 31, 2017, we had borrowing capacity of $75.0 million under our revolving credit facility.

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

The following table presents summary cash flow information for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$131,021	$108,817
Investing activities	(37,042)	(14,694)
Financing activities	(21,703)	(85,183)
Effect of foreign exchange rates on cash	411	23
Net increase in cash	$72,687	$8,963

Operating activities

For the year ended December 31, 2017, net cash provided by operating activities was $131.0 million compared to $108.8 million in the year ended December 31, 2016, an increase of $23.9 million, and was primarily due to net income after adjustments to reconcile net income to net cash provided by operating activities of $149.9 million in the year ended December 31, 2017, compared to $126.0 million in the year ended December 31, 2016.

Investing activities

Cash flow used in investing activities related to the following capital expenditures for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
New corporate-owned stores	$7,633	$-
Existing corporate-owned stores	22,510	14,070
Information systems	1,416	884
Corporate and all other	6,163	423
Total capital expenditures	$37,722	$15,377

For the year ended December 31, 2017, net cash used in investing activities was $37.0 million compared to $14.7 million in the year ended December 31, 2016, an increase of $22.3 million. This increase was primarily due to higher capital expenditures related to new corporate-owned stores, existing corporate owned stores, and the relocation of our corporate headquarters in the year ended December 31, 2017 compared to the year ended December 31, 2016.

Financing activities

For the year ended December 31, 2017, net cash used in financing activities was $21.7 million compared to $85.2 million in the year ended December 31, 2016, a decrease of $63.5 million. Primary cash outflows in the year ended December 31, 2017 included repayments of long-term debt of $7.2 million and distributions to members of Pla-Fit Holdings of $11.4 million. In the year ended December 31, 2016, we had proceeds from the issuance of long-term debt of $230.0 million, offset by the payment of a cash dividend to shareholders of our Class A common stock of $169.3 million, dividend equivalent payments to Continuing LLC Owners of $101.7 million, other distributions to members of Pla-Fit Holdings of $31.8 million, repayments of long-term debt of $5.6 million and payment of deferred financing and other debt-related costs of $5.2 million.

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

The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At December 31, 2017, the terms of the senior secured credit facility required that we maintain a leverage ratio of no more than 5.75 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.25 to 1.0 by June 30, 2020.

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

As of December 31, 2017, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.4 to 1.0 which was calculated for the twelve months ended December 31, 2017 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.

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

Share Repurchase Program

On February 22, 2018, our board of directors approved an increase of $80 million to our current $20 million share repurchase program, bringing the total authorized amount available for repurchase to $100 million. The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and will depend on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to continued compliance with the terms of our credit agreement. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.

Contractual Obligations and Commitments

The following table presents contractual obligations and commercial commitments as of December 31, 2017.

	Payments due during the years ending December 31,
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$709,470	7,185	14,370	687,915	—
Interest on long-term debt (2)	136,891	32,867	64,542	39,482	—
Obligations under tax benefit arrangements (3)	431,360	31,062	46,894	48,492	304,912
Operating leases	109,949	14,563	25,934	20,740	48,712
Advertising commitments (4)	30,402	27,186	2,471	745	—
Purchase obligations (5)	10,823	10,823	—	—	—
Total Contractual Obligations	$1,428,895	$123,686	$154,211	$797,374	$353,624

(1)Long-term debt payments include scheduled principal payments only.

(2)	Assumes an annual interest rate of 4.69% and 4.57% for 3 month lock and 1 month lock, respectively, for the term of the loan.
(3)	Timing of payments under tax benefit arrangements is estimated.
(4)	As of December 31, 2017, we had advertising purchase commitments of approximately $30.4 million, including commitments for the NAF.
(5)

Purchase obligations consists of $10.8 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements

As of December 31, 2017, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities previously related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by those entities. Our maximum total commitment under these agreements is approximately $1.0 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2017 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 15 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.

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

Our current franchise agreement provides that upon the transfer of a Planet Fitness store to a different franchisee, the company is entitled to a transfer fee in the amount of $10,000 per store being transferred, if more than one, in addition to our out-of-pocket expenses, including external legal and administrative costs we incur in connection with the transfer. Transfer-related fees and expenses are due, payable, and recognized at the time the transfer is effectuated.

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

Commission income

We recognize commission income from our franchisees’ use of certain preferred vendor arrangements. Commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

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

Impairment of long-lived assets, including goodwill and intangible assets

We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Store-level assets are grouped by store and assessed on a store by store basis for the purpose of the impairment assessment. There were no impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.

Goodwill and indefinite lived intangibles (our trade and brand name intangible assets) have been assigned to our reporting units for purposes of impairment testing. Our reporting units are Franchise, Corporate-owned stores and Equipment, which are the same as our reportable segments.

The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment is not required. In 2017, the qualitative assessment was utilized to assess goodwill for impairment for our franchise and corporate-owned stores reporting units and comparative market multiples and the discounted cash flow valuation approach was utilized for our equipment segment.

We evaluate the remaining useful lives of our trade and brand name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade and brand name intangible asset impairment test consists of a comparison of the fair value to the carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess our indefinite lived intangible assets for impairment in 2017.

Currently, we have selected the last day of our year as the date on which to perform our annual impairment tests for goodwill and indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of goodwill or indefinite lived intangible assets was recorded during the years ended December 31, 2017, 2016 and 2015.

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

During the year ended December 31, 2015, prior to the IPO, we modified the vesting terms of 10.737 outstanding Class M Units such that those units were fully vested and eligible to receive distributions following a liquidity event. In connection with the IPO and related recapitalization transactions as described in Note 11 to our consolidated financial statements included elsewhere in this Form 10-K, all of the outstanding Class M Units were converted into Holdings Units and Class B common stock of Planet Fitness, Inc. in accordance with the terms of the awards. Our IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding shares of Class B common stock were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share.

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

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, we have recorded a liability of $431,360 million, which includes the $316.8 million impact of remeasurement related to the 2017 Tax Act, payable to the Direct TSG Investors and the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments we anticipate being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the tax benefit arrangements and our consolidated results of operations.

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

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 0.75% in respect of the term loan. As of December 31, 2017, we had outstanding borrowings of $709.5 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $7.1 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 8 to our consolidated financial statements elsewhere in this Form 10-K.

Foreign exchange risk

We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2017, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planet Fitness, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Boston, Massachusetts
March 1, 2018

Planet Fitness, Inc. and subsidiaries

Consolidated balance sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$113,080	$40,393
Accounts receivable, net of allowance for bad debts of $32 and $687 at December 31, 2017 and 2016, respectively	37,272	26,873
Due from related parties	3,020	2,864
Inventory	2,692	1,802
Restricted assets – NAF (note 4)	499	3,074
Prepaid expenses	3,929	3,591
Other receivables	9,562	7,935
Income tax receivable	6,947	4,693
Total current assets	177,001	91,225
Property and equipment, net	83,327	61,238
Intangible assets, net	235,657	253,862
Goodwill	176,981	176,981
Deferred income taxes	407,782	410,407
Other assets, net	11,717	7,729
Total assets	$1,092,465	$1,001,442
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$7,185	$7,185
Accounts payable	28,648	28,507
Accrued expenses	18,590	19,190
Equipment deposits	6,498	2,170
Restricted liabilities - NAF (note 4)	490	134
Deferred revenue, current	19,083	17,780
Payable pursuant to tax benefit arrangements, current	31,062	8,072
Other current liabilities	474	235
Total current liabilities	112,030	83,273
Long-term debt, net of current maturities	696,576	702,003
Deferred rent, net of current portion	6,127	5,108
Deferred revenue, net of current portion	8,440	8,351
Deferred tax liabilities	1,629	1,238
Payable pursuant to tax benefit arrangements, net of current portion	400,298	410,999
Other liabilities	4,302	5,225
Total noncurrent liabilities	1,117,372	1,132,924
Commitments and contingencies (note 15)
Stockholders' equity:
Class A common stock, $.0001 par value - 300,000 shares authorized, 87,188 and 61,314 shares issued and outstanding as of December 31, 2017 and 2016, respectively	9	6
Class B common stock, $.0001 par value - 100,000 shares authorized, 11,193 and 37,185 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	4
Accumulated other comprehensive loss	(648)	(1,174)
Additional paid in capital	12,118	34,467
Accumulated deficit	(130,966)	(164,062)
Total stockholders' deficit attributable to Planet Fitness, Inc.	(119,486)	(130,759)
Non-controlling interests	(17,451)	(83,996)
Total stockholders' deficit	(136,937)	(214,755)
Total liabilities and stockholders' deficit	$1,092,465	$1,001,442

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of operations

(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Franchise	$131,983	$97,374	$71,762
Commission income	18,172	19,114	16,323
Corporate-owned stores	112,114	104,721	98,390
Equipment	167,673	157,032	144,062
Total revenue	429,942	378,241	330,537
Operating costs and expenses:
Cost of revenue	129,266	122,317	113,492
Store operations	60,657	60,121	57,485
Selling, general and administrative	60,369	50,008	55,573
Depreciation and amortization	31,761	31,502	32,158
Other (gain) loss	353	(1,369)	(273)
Total operating costs and expenses	282,406	262,579	258,435
Income from operations	147,536	115,662	72,102
Other income (expense), net:
Interest expense, net	(35,283)	(27,125)	(24,549)
Other income (expense), net	316,928	1,371	(275)
Total other income (expense), net	281,645	(25,754)	(24,824)
Income before income taxes	429,181	89,908	47,278
Provision for income taxes	373,580	18,661	9,148
Net income	55,601	71,247	38,130
Less net income attributable to non-controlling interests	22,455	49,747	19,612
Net income attributable to Planet Fitness, Inc.	$33,146	$21,500	$18,518

Net income per share of Class A common stock(1):
Basic	$0.42	$0.50	$0.11
Diluted	$0.42	$0.50	$0.11

Weighted-average shares of Class A common stock outstanding(1):
Basic	78,910	43,300	36,244
Diluted	78,972	43,305	36,244
(1)

For the year ended December 31, 2015, represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from August 6, 2015 through December 31, 2015, the period following the recapitalization transactions and IPO (see Note 13).

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of comprehensive income

(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income including non-controlling interests	$55,601	$71,247	$38,130
Other comprehensive (loss) income, net:
Unrealized gain (loss) on interest rate caps, net of tax	1,143	(78)	(1,388)
Foreign currency translation adjustments	26	(72)	314
Total other comprehensive income (loss), net	1,169	(150)	(1,074)
Total comprehensive income including non-controlling interests	56,770	71,097	37,056
Less: total comprehensive income attributable to non-controlling interests	22,707	49,560	19,557
Total comprehensive income attributable to Planet Fitness, Inc.	$34,063	$21,537	$17,499

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statements of cash flows

(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$55,601	$71,247	$38,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,761	31,502	32,158
Amortization of deferred financing costs	1,935	1,544	1,596
Amortization of favorable leases and asset retirement obligations	334	392	478
Amortization of interest rate caps	1,755	797	28
Deferred tax expense	372,422	15,606	6,135
Loss (gain) on re-measurement of tax benefit arrangement	(317,354)	72	(2,549)
Provision for bad debts	(19)	59	667
Gain on disposal of property and equipment	(159)	(514)	(273)
Loss on extinguishment of debt	79	606	—
Third party debt refinancing expense	1,021	3,001	—
Equity-based compensation	2,531	1,728	4,877
Changes in operating assets and liabilities:
Accounts receivable	(10,481)	(7,754)	(414)
Due from related parties	(604)	1,897	4,210
Inventory	(890)	2,755	(1,545)
Other assets and other current assets	(2,981)	(7,944)	(5,720)
Accounts payable and accrued expenses	4,210	7,428	263
Other liabilities and other current liabilities	(470)	2,747	99
Income taxes	(3,027)	(5,993)	115
Payments pursuant to tax benefit arrangements	(11,446)	(6,922)	—
Equipment deposits	4,328	(3,417)	(1,088)
Deferred revenue	1,276	(652)	2,994
Deferred rent	1,199	632	1,502
Net cash provided by operating activities	131,021	108,817	81,663
Cash flows from investing activities:
Additions to property and equipment	(37,722)	(15,377)	(19,488)
Proceeds from sale of property and equipment	680	683	327
Net cash used in investing activities	(37,042)	(14,694)	(19,161)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	—	—	156,946
Use of proceeds from issuance of Class A common stock to purchase Holdings Units	—	—	(156,946)
Proceeds from issuance of long-term debt	—	230,000	120,000
Proceeds from issuance of Class A common stock	480	136	—
Principal payments on capital lease obligations	(22)	(46)	(376)
Repayment of long-term debt	(7,185)	(5,621)	(14,800)
Payment of deferred financing and other debt-related costs	(1,278)	(5,220)	(1,698)
Premiums paid for interest rate caps	(366)	—	(880)
Repurchase and retirement of Class B common stock	—	(1,583)	—
Dividend paid to holders of Class A common stock	—	(169,282)	—
Dividend equivalent paid to members of Pla-Fit Holdings	(1,974)	(101,729)	(140,000)
Distributions to members of Pla-Fit Holdings	(11,358)	(31,838)	(36,486)
Net cash used in financing activities	(21,703)	(85,183)	(74,240)
Effects of exchange rate changes on cash and cash equivalents	411	23	(123)
Net increase (decrease) in cash and cash equivalents	72,687	8,963	(11,861)
Cash and cash equivalents, beginning of period	40,393	31,430	43,291
Cash and cash equivalents, end of period	$113,080	$40,393	$31,430
Supplemental cash flow information:
Net cash paid for income taxes	$3,722	$7,040	$2,834
Cash paid for interest	$31,418	$24,302	$23,220
Non-cash investing activities:
Non-cash additions to property and equipment	$861	$2,203	$207
Non-cash financing activities:
Non-cash dividend equivalent payments	$—	$3,899	$—

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Consolidated statement of changes in equity

(Amounts in thousands)

	Members' equity	Class A common stock Shares Amount		Class B common stock Shares Amount		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
Balance at January 1, 2015	146,156	—	—	—	—	(636)	—	—	6,229	151,749
Distributions to members prior to the recapitalization transactions	(164,693)	—	—	—	—	—	—	—	—	(164,693)
Net income prior to the recapitalization transactions	14,412	—	—	—	—	—	—	—	264	14,676
Other comprehensive loss prior to the recapitalization transactions	—	—	—	—	—	(1,054)	—	—	—	(1,054)
Equity-based compensation expense recorded in connection with recapitalization transactions	4,525	—	—	—	—	—	—	—	—	4,525
Effect of the recapitalization transactions	(400)	26,107	3	72,603	7	—	—	138	252	—
Issuance of Class A common stock in IPO, net of commissions	—	10,491	1	(10,491)	(1)	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from the recapitalization transactions and IPO	—	—	—	—	—	—	—	(18,276)	—	(18,276)
Net income subsequent to the recapitalization transactions	—	—	—	—	—	—	—	4,106	19,348	23,454
Equity-based compensation expense subsequent to the recapitalization transactions	—	—	—	—	—	—	352	—	—	352
Distributions paid to members of Pla-Fit Holdings subsequent to the recapitalization transactions	—	—	—	—	—	—	—	—	(11,793)	(11,793)
Other comprehensive loss subsequent to the recapitalization transactions	—	—	—	—	—	(20)	—	—	—	(20)
Balance at December 31, 2015	$—	36,598	$4	62,112	$6	$(1,710)	$352	$(14,032)	$14,300	$(1,080)
Net income	—	—	—	—	—	—	—	21,500	49,747	71,247
Equity-based compensation expense	—	—	—	—	—	—	1,749	(21)	—	1,728
Repurchase and retirement of Class B common stock	—	—	—	(222)	—	—	(441)	(1,142)	—	(1,583)
Exchanges of Class B common stock	—	24,705	2	(24,705)	(2)	499	10,976	—	(11,475)	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	—	21,695	—	—	21,695
Exercise of stock options and vesting of restricted share units	—	11	—	—	—	—	136	—	—	136
Dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	(169,282)	—	(169,282)
Dividend equivalents paid or payable	—	—	—	—	—	—	—	(1,085)	(104,543)	(105,628)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	—	(31,838)	(31,838)
Other comprehensive loss	—	—	—	—	—	37	—	—	(187)	(150)
Balance at December 31, 2016	$—	61,314	$6	37,185	$4	$(1,174)	$34,467	$(164,062)	$(83,996)	$(214,755)
Net income	—	—	—	—	—	—	—	33,146	22,455	55,601
Equity-based compensation expense	—	—	—	—	—	—	2,565	(34)	—	2,531
Retirement of Class B common stock	—	—	—	(150)	—	—	—	—	—	—
Exchanges of Class B common stock	—	25,842	3	(25,842)	(3)	(391)	(54,042)	—	54,433	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	—	28,648	—	—	28,648
Exercise of stock options and vesting of restricted share units	—	32	—	—	—	—	480	—	—	480
Forfeiture of dividend equivalents	—	—	—	—	—	—	—	32	417	449
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(48)	(11,012)	(11,060)
Other comprehensive loss	—	—	—	—	—	917	—	—	252	1,169
Balance at December 31, 2017	$—	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(1) Business organization

Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 10.6 million members and 1,518 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama as of December 31, 2017.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

In addition to the secondary offering transactions described above, during the years ended December 31, 2017 and 2016, certain Continuing LLC Owners have exercised their exchange rights and exchanged 4,762,943 and 1,271,146 Holdings Units, respectively, for 4,762,943 and 1,271,146 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 4,762,943 and 1,271,146 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2017 and 2016, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 4,762,943 and 1,271,146 Holdings Units during the years ended December 31, 2017 and 2016, respectively, increasing its total ownership interest in Pla-Fit Holdings.

As of December 31, 2017, the Company held 100% of the voting interest, and approximately 88.6% of the economic interest in Pla-Fit Holdings and the Continuing LLC Owners held the remaining 11.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

(2) Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, and the liability for the Company’s tax benefit arrangements.

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

The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. For the year ended December 31, 2017 purchases from one equipment vendor comprised 91% of total equipment purchases. For the year ended December 31, 2016 purchases from two equipment vendors comprised 83% and 13%, respectively, of total equipment purchases and for the year ended December 31, 2015 purchases from two equipment vendors comprised 79% and 18%, respectively, of total equipment purchases.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The Company, including Planet Fitness NAF, LLC (“NAF”) uses one primary vendor for advertising services. For the year ended December 31, 2017, purchases from this vendor comprised 63% of total equipment purchases. For the year ended December 31, 2016 purchases from two vendors comprised 25% and 16%, respectively, of total advertising purchases and for the year ended December 31, 2015 purchases from one vendor comprised 49% of total advertising purchases (see Note 4 for further discussion of NAF).

(d) Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash held within the NAF is recorded as a restricted asset (see Note 4).

(e) Revenue recognition

Franchise revenue

The following revenues are generated as a result of transactions with or related to the Company’s franchisees.

Area development fees

Franchisees contractually enter into area development agreements (ADAs) to secure the exclusive right to open franchise stores within a defined geographical area. ADAs establish the timing and number of stores to be developed within the defined geographical area. Pursuant to an ADA, a franchisee is generally required to pay an initial nonrefundable development fee for a minimum number of stores to be developed, as outlined in the respective ADA. ADA fees collected in advance are deferred until the Company provides substantially all required obligations pursuant to the ADA. As the efforts and total cost relating to initial services are affected significantly by the number of stores opened in an area, the respective ADA is treated as a divisible contract. As each new site is accepted under an ADA, a franchisee signs a franchise operating agreement for the respective franchise location. As each store opened under an ADA typically has performance obligations associated with it, the Company recognizes ADA revenue as each individual franchise location is developed in proportion to the total number of stores to be developed under the ADA. These obligations are typically completed once the store is opened or the franchisee executes the individual property lease. As of December 31, 2017 and 2016, the deferred revenue for ADAs was $10,121 and $10,026, respectively. ADAs generally have an initial term equal to the number of years over which the franchisee is required to open franchise stores, which is typically 5 to 10 years. There is no right of refund for an executed ADA. Upon default, as defined in the agreement, the Company may reacquire the rights pursuant to an ADA, and all remaining deferred revenue is recognized at that time.

Franchise fees and performance fees

The Company generally charges an initial upfront nonrefundable franchise fee. Nonrefundable franchise fees are typically deferred until the franchisee executes a lease and receives initial training for the location, which is the point at which the Company has determined it has provided all of its material obligations required to recognize revenue. As of December 31, 2017 and 2016, the Company has recorded deferred franchise fees of $510 and $260, respectively, relating to stores to be opened in future years. These amounts are included in deferred revenue as of December 31, 2017 and 2016.

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

Royalties

Royalties, which represent recurring fees paid by franchisees based on the franchisee-owned stores’ monthly and annual membership billings, are recognized on a monthly basis over the term of the franchise agreement. As specified under certain franchise agreements, the Company recognizes additional royalty fees as the franchisee-owned stores attain contractual monthly membership billing threshold amounts. Beginning in 2010, for all new franchise agreements entered into pursuant to a newly executed ADA or outside an ADA, the Company began charging a fixed royalty percentage based upon gross membership billings.

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

Placement

The Company is generally responsible for assembly and placement of equipment it sells to U.S. based franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the services at the franchise location.

Commission income

The Company recognizes commission income from its franchisees’ use of certain preferred vendor arrangements. Commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.

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

Equipment deposits are recognized as a liability on the accompanying consolidated balance sheets until delivery, assembly (if required), and acceptance by the franchisee. As of December 31, 2017 and 2016, equipment deposits were $6,498 and $2,170, respectively.

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

(g) Cost of revenue

Cost of revenue consists of direct costs associated with equipment sales (including freight costs), the cost of retail merchandise sold in corporate-owned stores, and prior to 2016 also included direct costs related to the maintenance and support of the Company’s proprietary system-wide point-of-sale system. Costs related to the point-of-sale system were $0, $0, and $1,236 for the years ended December 31, 2017, 2016 and 2015 respectively. Costs related to retail merchandise sales were immaterial in all periods presented. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.

(h) Store operations

Store operations consists of the direct costs related to operating corporate-owned stores, including our store management and staff, rent expense, utilities, supplies, maintenance, and local advertising.

(i) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $4,601, $3,974, and $3,452, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Years
Buildings and building improvements	20–40
Computers and equipment	3-5
Furniture and fixtures	5
Leasehold improvements	Useful life or term of lease whichever is shorter
Fitness equipment	5–7
Vehicles	5

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(m) Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses, net of amounts reimbursed by franchisees, are included within store operations and selling, general and administrative expenses and totaled $9,906, $8,270, and $9,349 for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 4 for discussion of the national advertising fund.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 14).

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

Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2017 the Company has recorded a liability of $431,360, which includes the impact of remeasurement related to the 2017 Tax Act, payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

		Quoted prices	Significant	Significant
	Total fair value at	in active markets	other observable	unobservable
	December 31, 2017	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
Interest rate caps	$340	$—	$340	$—

		Quoted prices	Significant	Significant
	Total fair value at	in active markets	other observable	unobservable
	December 31, 2016	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
Interest rate caps	$306	$—	$306	$—

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

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 8 for further information.

(t) Equity-based compensation

The Company has an equity-based compensation plan under which it receives services from employees and directors as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. The Company accounts for forfeitures as they occur by reversing compensation cost when the award is forfeited. See Note 12 for further information.

(u) Guarantees

The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Notes 3 and 15 for further discussion of such obligations guaranteed.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(x) Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company will adopt this new guidance in fiscal year 2018 utilizing the modified retrospective method. The adoption of the new guidance will change the timing of recognition of ADA and initial franchise fees, transfer fees and other fees. Currently, these fees are generally recognized upfront upon either store opening or upon execution of the property lease for an ADA, and upon execution of a lease and delivery of training for franchise fees. The new guidance will generally require these fees to be recognized over the contractual terms of the franchise license. The Company has evaluated the impact of the adoption of this new guidance as it relates to various forms of franchise fee revenue, including ADA and initial franchise fees, transfer fees and other fees and has concluded that the impact will be approximately $13,500 of incremental revenue deferred as of January 1, 2018 in connection with the adoption of this guidance. The Company does not expect this new guidance to impact the recognition of royalty income. Additionally, the adoption of this new guidance will change the way the Company reports receipts and expenses of the national advertising fund. Currently, the cash inflows and expenses related to the national advertising fund are not presented on the Company’s consolidated statement of operations. This guidance will require the Company to report all national advertising fund cash inflows as revenues and all national advertising fund expenses as expenses on the consolidated statement of operations. Under this guidance, the Company expects approximately $45,000 of incremental revenues and expenses in 2018 related to the national advertising fund.

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

The FASB issued ASU No. 2016-09, Stock Compensation, in March 2016. This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions, including the recognition of the tax effects resulting from the settlement of stock-based awards, and allowing companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted ASU No. 2016-09 as of January 1, 2017 on a prospective basis, noting no material impact to the consolidated financial statements.

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

The FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, in August 2017. The guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. This guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(3) Variable interest entities

The carrying values of VIEs included in the consolidated financial statements as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,420	$—	$4,071	$—
MMR	$3,360	—	$3,156	—
Total	$7,780	$—	$7,227	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements as well as financing provided by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $979 and $1,350 as of December 31, 2017 and 2016, respectively.

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.

(4) National advertising fund

On July 26, 2011, the Company established Planet Fitness NAF, LLC (“NAF”) for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements. The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF. The use of amounts received by NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to NAF and charges NAF a fee for providing those services. These services include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $2,150, $1,700 and $1,340 for the years ended December 31, 2017, 2016 and 2015, respectively. The fees paid to the Company by NAF are included in the consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.

(5) Property and equipment

Property and equipment as of December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016
Land	$910	$910
Equipment	32,403	27,283
Leasehold improvements	60,181	41,249
Buildings and improvements	5,107	5,107
Furniture & fixtures	9,790	3,708
Other	7,923	5,673
Construction in progress	3,241	8,295
	119,555	92,225
Accumulated Depreciation	(36,228)	(30,987)
Total	$83,327	$61,238

The Company recorded depreciation expense of $13,886, $12,131, and $11,088 for the years ended December 31, 2017, 2016 and 2015, respectively.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(6) Goodwill and intangible assets

A summary of goodwill and intangible assets at December 31, 2017 and 2016 is as follows:

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2017	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(86,501)	$85,281
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	7.5	2,935	(1,972)	963
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(5,837)	3,113
		201,567	(112,210)	89,357
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(112,210)	$235,657
Goodwill		$176,981	$—	$176,981

	Weighted
	average	Gross
	amortization	carrying	Accumulated	Net carrying
December 31, 2016	period (years)	amount	amortization	Amount
Customer relationships	11.1	$171,782	(72,655)	$99,127
Noncompete agreements	5.0	14,500	(12,027)	2,473
Favorable leases	7.5	2,935	(1,643)	1,292
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(4,280)	4,670
		201,567	(94,005)	107,562
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(94,005)	$253,862
Goodwill		$176,981	$—	$176,981

There were no changes in the carrying amount of goodwill during the years ended December 31, 2017 or 2016.

The Company determined that no impairment charges were required during any periods presented.

Amortization expense related to the intangible assets totaled $18,205, $19,757, and $21,543 for the years ended December 31, 2017, 2016 and 2015, respectively. Included within these total amortization expense amounts are $330, $386, and $473 related to amortization of favorable and unfavorable leases for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of December 31, 2017 is as follows:

Amount
2018	$14,583
2019	14,215
2020	12,517
2021	12,422
2022	12,419
Thereafter	23,201
Total	$89,357

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(7) Long-term debt

Long-term debt as of December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016
Term loan B requires quarterly installments plus interest through the term of the loan, maturing March 31, 2021. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.59% at December 31, 2017 and 4.33% at December 31, 2016)	$709,470	$716,654
Revolving credit line, requires interest only payments through the term of the loan, maturing March 31, 2019. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (6.25% at December 31, 2017 and 6.0% at December 31, 2016)	—	—
Total debt, excluding deferred financing costs	709,470	716,654
Deferred financing costs, net of accumulated amortization	(5,709)	(7,466)
Total debt	703,761	709,188
Current portion of long-term debt and line of credit	7,185	7,185
Long-term debt, net of current portion	$696,576	$702,003

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

On November 10, 2016, the Company amended the credit facility to increase the Revolving Credit Facility to $75,000, reduce the interest rate margin for term loan borrowings by 25 basis points, and increase the Term Loan to $718,450 primarily in order to fund a cash dividend and other equivalent payments totaling $271,011. In connection with the amendment, during the year ended December 31, 2016, the Company capitalized and deferred financing costs of $2,219, recorded expense of $3,001 related to certain third party fees included in other expense on the consolidated statement of operations, and a loss on extinguishment of debt of $606 included in interest expense on the consolidated statement of operations. The unused portion of the Revolving Credit Facility as of December 31, 2017 was $75,000. The Term Loan calls for quarterly principal installment payments of $1,796 through March 2021.

On May 26, 2017, the Company amended the credit facility to reduce the applicable interest rate margin for term loan borrowings by 50 basis points, to LIBOR plus 300 basis points, with an additional 25 basis point reduction in applicable interest rate possible in the future so long as the Total Net Leverage Ratio (as defined in the credit agreement) is less than 3.50 to 1.00. The amendment to the credit agreement also reduced the interest rate margin for revolving loan borrowings by 25 basis points. In connection with the amendment to the credit agreement, in the year ended December 31, 2017, the Company capitalized deferred financing costs of $257, recorded expense of $1,021 related to certain third party fees included in other expense on the consolidated statement of operations, and a loss on extinguishment of debt of $79 included in interest expense on the consolidated statement of operations.

The credit facility requires the Company to meet certain financial covenants, which the Company was in compliance with as of December 31, 2017. The facility is secured by all of the Company’s assets, excluding the assets attributable to the consolidated VIEs (see Note 3).

Future annual principal payments of long-term debt as of December 31, 2017 are as follows:

Amount
2018	$7,185
2019	7,185
2020	7,185
2021	687,915
2022	-
Thereafter	-
Total	$709,470

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(8) Derivative instruments and hedging activities

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

In order to manage the market risk arising from the outstanding term loans, the Company has entered into a series of interest rate caps. During the year ended December 31, 2017, the Company entered into two additional interest rate caps effective March 31, 2017 and terminating on March 31, 2019 with variable notional amounts in order to hedge one month LIBOR greater than 2.5%. As of December 31, 2017, the Company had interest rate cap agreements with notional amounts of $134,000 outstanding that were entered into in order to hedge three month LIBOR greater than 1.5%, and interest rate cap agreements with notional amounts of $221,633 that were entered into in order to hedge one month LIBOR greater than 2.5%.

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

The interest rate cap balances of $340 and $306 were recorded within other assets in the consolidated balance sheets as of December 31, 2017 and 2016, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded an increase to the value of its interest rate caps of $1,143, net of tax of $280, for the year ended December 31, 2017, and reductions to the value of its interest rate caps of $78 net of tax of $35, and $1,388, net of tax of $29, during the years ended December 31, 2016, and 2015, respectively, within other comprehensive income (loss).

As of December 31, 2017, the Company expects to reclassify immaterial gains included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives’ gains to earnings include quarterly payments on interest rate caps that are in the money.

(9) Deferred revenue

The summary set forth below represents the balances in deferred revenue as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Prepaid membership fees	$5,198	$5,034
Enrollment fees	1,014	1,240
Equipment discount	2,567	2,796
Annual membership fees	8,113	6,775
Area development and franchise fees	10,631	10,286
Total deferred revenue	27,523	26,131
Long-term portion of deferred revenue	8,440	8,351
Current portion of deferred revenue	$19,083	$17,780

Equipment deposits received in advance of delivery, placement and customer acceptance as of December 31, 2017 and 2016 were $6,498 and $2,170, respectively and are expected to be recognized as revenue in the next twelve months.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The Company wrote-off $107 and $1,754 of expiring equipment discounts in the years ended December 31, 2017 and 2016, respectively, that were originally recorded in connection with the March 31, 2014 acquisition of eight franchisee-owned stores. These amounts are included as a gain in other expense on the consolidated statement of operations.

(10) Related party transactions

Amounts due from related parties of $3,020 and $2,864 as of December 31, 2017 and 2016, respectively, primarily relate to currently due or potential reimbursements for certain taxes accrued or paid by the Company (see note 14).

Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2017	2016	2015
Franchise revenue	$2,130	$1,760	$1,232
Equipment revenue	3,464	1,338	1,686
Total revenue from related parties	$5,594	$3,098	$2,918

Additionally, the Company had deferred ADA revenue from related parties of $389 and $422 as of December 31, 2017 and 2016, respectively.

The Company entered into a consulting agreement that continues through December 31, 2018 with a shareholder and former executive officer of the Company.

The Company paid rent and lease termination costs for its former headquarters to MMC Fox Run, LLC, which is currently owned by Chris Rondeau, our CEO, and Marc Grondahl, a shareholder and former executive officer and former member of our board of directors, in the amounts of $898, $406, and $412, for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company paid management fees to TSG totaling $0, $0, and $1,899 during the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the IPO, the Company paid a $1,000 termination fee related to the termination of its management agreement with TSG, which is included in the management fees paid for the year ended December 31, 2015.

As of December 31, 2017 and 2016, the Company had $44,794 and $419,071, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 14.

A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores. As of December 31, 2017, the software was being utilized at 15 corporate-owned stores and approximately 300 franchise stores.

(11) Stockholder’s equity

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

The holders of Holdings Units will incur U.S. federal, state and local income taxes on their allocable share of any taxable income of Pla-Fit Holdings (as calculated pursuant to the New LLC Agreement). Net profits and net losses of Pla-Fit Holdings will generally be allocated to its members pursuant to the New LLC Agreement pro rata in accordance with the percentages of their respective Holdings Units. The New LLC Agreement provides for cash distributions to the holders of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings for the relevant year have been insufficient to cover such liability. Generally, these tax distributions are computed based on the estimated taxable income of Pla-Fit Holdings allocable to the holders of Holdings Units multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual or corporation resident in Hampton, NH (taking into account the non-deductibility of certain expenses and the character of the Company’s income).

Exchange agreement

Following the Merger and the Reclassification, the Company and the Continuing LLC Owners entered into an exchange agreement under which the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. As a Continuing LLC Owner exchanges Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock, the number of Holdings Units held by the Company will increase by a corresponding amount as it acquires the exchanged Holdings Units and cancels a corresponding number of shares of Class B common stock.

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

June 2016 Secondary Offering

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

September 2016 Secondary Offering

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

November 2016 Secondary Offering

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

March 2017 Secondary Offering

As described in Note 1, on March 14, 2017, the Company completed the March Secondary Offering of 15,000,000 shares of its Class A common stock at a price of $20.44 per share. All of the shares sold in the March Secondary Offering were offered by certain existing holders of Holdings Units and the Direct TSG Investors. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating holders of Holdings Units. The shares sold in the March Secondary Offering consisted of (i) 4,790,758 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,209,242 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the holders of Holdings Units that participated in the March Secondary Offering. Simultaneously, and in connection with the exchange, 10,209,242 shares of Class B common stock were surrendered by the holders of Holdings Units that participated in the March Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,209,242 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

May 2017 Secondary Offering

As described in Note 1, on May 10, 2017, the Company completed the May Secondary Offering of 16,085,510 shares of its Class A common stock at a price of $20.28 per share. All of the shares sold in the May Secondary Offering were offered by certain existing holders of Holdings Units and the Direct TSG Investors. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating holders of Holdings Units. The shares sold in the May

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Secondary Offering consisted of (i) 5,215,691 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 10,869,819 newly-issued shares of Class A common stock issued in connection with the exercise of the exchange right by the holders of Holdings Units that participated in the May Secondary Offering. Simultaneously, and in connection with the exchange, 10,869,819 shares of Class B common stock were surrendered by the holders of Holdings Units that participated in the May Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 10,869,819 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Other Exchanges

In addition to the secondary offerings mentioned above, during the year ended December 31, 2017 and 2016, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 4,762,943 and 1,271,146 Holdings Units for 4,762,943 1,271,146 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 4,762,943 and 1,271,146 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange right and cancelled in the years ended December 31, 2017 and 2016, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 4,762,943 and 1,271,146 Holdings Units, during the years ended December 31, 2017 and 2016, respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.

As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2017:

•

the investors in the IPO, the Company’s secondary offerings, other exchanges and equity activity collectively owned 87,188,160 shares of our Class A common stock, representing 88.6% of the voting power in the Company and, through the Company, 88.6% of the economic interest in Pla-Fit Holdings;

•

the Continuing LLC Owners collectively hold 11,192,740 Holdings Units, representing 11.4% of the economic interest in Pla-Fit Holdings and 11,192,740 shares of our Class B common stock, representing 11.4% of the voting power in the Company; and

•	the Direct TSG Investors own zero shares of our Class A common stock, representing 0% of the voting power in the Company and, through the Company, 0% of the economic interest in Pla-Fit Holdings.

Dividends

The Company did not declare or pay any dividends during the year ended December 31, 2017. Dividends declared and paid to holders of the Company’s Class A common stock during the year ended December 31, 2016 were $169,282, or $2.78 per share of Class A common stock. The dividend was declared on November 10, 2016 and paid on December 5, 2016 to Class A common stock holders of record as of November 22, 2016. The Company also paid cash dividend equivalents of $101,729, or $2.78 per share, to holders of Holdings Units on December 5, 2016 and accrued $3,899 of dividend equivalents for future payment to holders of unvested share awards to be paid upon vesting of the related awards.

(12) Equity-based compensation

2013 Equity Incentive Plan

In 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company granted awards in the form of Class M Units to certain employees and directors of the Company and its subsidiaries. The Class M Units received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of the Company, as determined by the Company’s Board of Directors, at the grant date. Eighty percent of the awards vest over five years of continuous employment or service while the other twenty percent only vest in the event of an initial public offering of the Company’s common stock or that of its parent or one of its subsidiaries, subject to the holder of the Class M Units remaining employed or providing services on the date of such initial public offering. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service, and have a ten year contractual term. These awards are accounted for as equity at their fair value as of the grant date. In connection with the IPO and related recapitalization transactions as described in Note 1, all of the outstanding Class M Units were converted into Holdings Units and Class B common shares of Planet Fitness, Inc. in accordance with the terms of the awards. The Company’s IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding Class B Common shares were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share. The Company recorded $152 and $784 of compensation expense in the years ended December 31, 2017 and 2016, respectively, related to these awards.

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

A summary of unvested Holdings Unit activity is presented below:

	Holdings Units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2017	1,025,016	$1.52
Units granted	—	—
Units forfeited	(150,181)	$1.52
Units vested	(604,614)	$1.52
Unvested outstanding at December 31, 2017	270,221	$1.52	0.7	$9,358

The amount of total unrecognized compensation cost related to all awards under this plan was $53 as of December 31, 2017, which is expected to be recognized over a weighted-average period of 0.7 years.

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

The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2017	2016
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	28.6% - 32.9%	33.2% - 34.4%
Risk-free interest rate (3)	1.86% - 2.10%	1.31% - 1.76%
Dividend yield (4)	—	—

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)	Based on an assumed a dividend yield of zero at the time of grant.

A summary of stock option activity for the year ended December 31, 2017:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2017	404,470	$17.49
Granted	617,904	$20.97
Exercised	(27,191)	$17.63
Forfeited	(76,977)	$20.32
Outstanding at December 31, 2017	918,206	$19.59	8.7	$13,811
Vested or expected to vest at December 31, 2017	918,206	$19.59	8.7	$13,811
Exercisable at December 31, 2017	90,046	$17.23	8.2	$1,567

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2017 was $7.73. During the years ended December 31, 2017 and 2016, $2,195 and $846, respectively, was recorded to selling, general and administrative expense related to these stock options. As of December 31, 2017, total unrecognized compensation expense related to unvested stock options, was $3,666, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units

During the year ended December 31, 2017, the Company granted 13,498 restricted Class A stock units (“RSUs”) to members of its Board of Directors under the 2015 Plan. The RSUs granted vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSU awards are valued using the intrinsic value method.

	Stock Options	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2017	7,887	$19.02
Granted	13,498	$24.25
Vested	(5,167)	$19.35
Unvested outstanding at December 31, 2017	16,218	$23.26	0.6	$462

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2017 was $24.25. During the years ended December 31, 2017 and 2016, $184 and $98, respectively, was recorded to selling, general and administrative expense related to these RSUs. As of December 31, 2017, total unrecognized compensation expense related to unvested RSUs was $219, which is expected to be recognized over a weighted-average period of 0.6 years.

(13) Earnings per share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. for the years ended December 31, 2017 and 2016, and the period from August 6, 2015 through December 31, 2015, the periods following the recapitalization transactions and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to August 6, 2015, therefore no earnings per share information has been presented for any period prior to that date.

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year ended December 31, 2017	Year ended December 31, 2016	August 6, 2015 through December 31, 2015
Numerator
Net income	$55,601	$71,247	$23,454
Less: net income attributable to non-controlling interests	22,455	49,747	19,348
Net income attributable to Planet Fitness, Inc. - basic & diluted	$33,146	$21,500	$4,106
Denominator
Weighted-average shares of Class A common stock outstanding - basic	78,910,390	43,300,288	36,243,557
Effect of dilutive securities:
Stock options	56,198	1,489	—
Restricted stock units	4,962	2,908	—
Weighted-average shares of Class A common stock outstanding - diluted	78,971,550	43,304,685	36,243,557

Earnings per share of Class A common stock - basic	$0.42	$0.50	$0.11
Earnings per share of Class A common stock - diluted	$0.42	$0.50	$0.11

Weighted average shares of Class B common stock of 19,483,737, 55,305,992 and 62,466,183 for the years ended December 31, 2017 and 2016, and the period from August 6, 2015 through December 31, 2015, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 489,133, 208,452 and 108,270 for the years ended December 31, 2017 and 2016, and the period from August 6, 2015 through December 31, 2015, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 1,829 and 8,160 for the year ended December 31, 2017 and the period from August 6, 2015 through December 31, 2015, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(14) Income taxes

Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$426,873	$88,016	$48,716
Foreign	2,308	1,892	(1,438)
Total income before the provision for income taxes	429,181	89,908	47,278

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(2,600)	$1,206	$686
State	2,941	1,428	2,188
Foreign	817	421	139
Total current tax expense	1,158	3,055	3,013
Deferred:
Federal	365,470	11,633	5,636
State	6,857	3,755	935
Foreign	95	218	(436)
Total deferred tax expense	372,422	15,606	6,135
Provision for income taxes	$373,580	$18,661	$9,148

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

On December 22, 2017, the 2017 Tax Act was enacted, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% beginning on January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the 2017 Tax Act in our year end income tax provision in accordance with our understanding of the law and available guidance and as a result have recorded $334,619 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted, of which $334,022 related to the remeasurement of certain deferred tax assets and liabilities, and $597 related to mandatory repatriation. The 2017 Tax Act also caused a remeasurement of our tax benefit arrangements, as discussed in more detail below.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has analyzed the 2017 Tax Act and made reasonable estimates of the effects on our consolidated financial statements and tax disclosures, including changes to our existing deferred tax balances, the mandatory repatriation tax and remeasurement of our tax benefit arrangements. The Company will continue to analyze the effects of the 2017 Tax Act on its consolidated financial statements. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period and we may record additional provisional amounts or adjustments to provisional amounts during 2018.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.0%	4.9%	6.2%
State rate change impact on deferred taxes	0.8%	(1.4)%	6.9%
Federal rate change impact on deferred taxes	77.8%	—%	—%
Tax benefit arrangement liability adjustment	(25.8)%	—%	(2.1)%
Foreign tax rate differential	—%	(0.3)%	0.3%
Withholding taxes and other	0.1%	—%	0.2%
Reserve for uncertain tax position	0.1%	3.1%	—%
Income attributable to non-controlling interests	(1.9)%	(20.5)%	(27.1)%
Effective tax rate	87.1%	20.8%	19.4%

The Company incurs U.S. federal and state income taxes on its pro rata share of income flowed through from Pla-Fit Holdings. Our current tax rate on such income was approximately 39.5%, 39.5%, and 39.4% for the years ended December 31, 2017, 2016 and 2015, respectively. The provision for income taxes also reflects a state tax rate of 2.1%, 2.0% and 2.5% for the years ended December 31, 2017, 2016 and 2015, respectively, applied to non-controlling interests, representing the remaining percentage of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings. As of December 31, 2017, the Company recorded U.S. tax on mandatory repatriation of the undistributed earnings of foreign operations as well as foreign withholding tax. Undistributed earnings of foreign operations were not material for the year ended December 31, 2016.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Accrued expense and reserves	$1,422	$865
Deferred revenue	1,900	2,029
Goodwill and intangible assets	404,547	406,447
Net operating loss	603	22
Other	3,619	4,218
Deferred tax assets	$412,091	$413,581

Deferred tax liabilities:
Prepaid expenses	(773)	(781)
Property and equipment	(5,165)	(3,631)
Total deferred tax liabilities	$(5,938)	$(4,412)
Total deferred tax assets and liabilities	$406,153	$409,169

Reported as:
Deferred income taxes - non-current assets	$407,782	$410,407
Deferred income taxes - non-current liabilities	(1,629)	(1,238)
Total deferred tax assets and liabilities	$406,153	$409,169

The Company has net operating loss carryforwards related to its U.S. operations of approximately $2,725, which begin to expire in 2037. The Company believes as of December 31, 2017 it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets, and as such no value allowance has been recorded.

A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$2,608	$300
Increases related to prior year tax positions	—	2,308
Balance at end of year	$2,608	$2,608

During the year ended December 31, 2017, the Company recognized $152 within current tax expense related to the interest on a reserve for an uncertain tax position. The uncertain tax position relates to a potential liability associated with a 2012 state filing position currently under audit by the taxing authorities. While the Company believes it is more likely than not that its position will be sustained, the amount recorded after assessing the likelihood of various potential outcomes is based upon the facts and circumstances known as of December 31, 2017. In connection with the 2012 Acquisition of Pla-Fit Holdings on November 8, 2012 by TSG, the sellers are obligated to indemnify the Company for certain pre-acquisition tax liabilities. The Company has therefore recorded an asset and corresponding other income of $152 in connection with the indemnification in the year ended December 31, 2017.

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as a component of income tax expense. Interest and penalties recorded for the years ended December 31, 2017 and 2016 were $152 and $465, respectively. Interest and penalties for the year ended December 31, 2015 were not material.

As of December 31, 2017 and 2016, the total liability related to uncertain tax positions was $2,608, excluding interest. The amount of unrecognized tax benefits as of December 31, 2017 that, if recognized, would reduce income tax expense is $2,608. As of December 31, 2017, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $2,608 within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities.

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2014 through 2017 remain open to examination by the tax authorities in these jurisdictions. The Company is currently under audit in its primary state jurisdiction, New Hampshire, for 2012 and 2013.

Tax benefit arrangements

The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, pursuant to the exchange agreement (see Note 11), to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the TRA Holders have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such liability (up to 3.5% of the value receive upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant TRA LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law during 2016, the Company no longer expects to incur any such liability under the New Hampshire business profits tax. The Company recorded other income of $317,353, other expense of $72 and other income of $2,549 in the years ended December 31, 2017, 2016 and 2015, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. Included in this amount in 2017, was a gain of $316,813 related to the remeasurement of our tax benefit arrangements in connection with changes in the tax rate due to the 2017 Tax Act. This remeasurement gain, which is not subject to federal or state income tax, favorably impacted our effective federal and state income tax rates in 2017.

In connection with the exchanges that occurred in the secondary offerings and other exchanges during 2017 and 2016, 25,842,004 and 24,704,610 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $24,371 and $25,046, during the years ended December 31, 2017 and 2016, respectively. As a result of these exchanges, during the years ended December 31, 2017 and 2016 we also recognized deferred tax assets in the amount of $394,108 and $332,471, respectively, and corresponding tax benefit arrangement liabilities of $341,089 and $285,730, respectively, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.

The tax benefit obligation was $431,360 and $419,071 as of December 31, 2017 and 2016, respectively.

Projected future payments under the tax benefit arrangements are as follows:

Amount
2018	$31,062
2019	23,298
2020	23,596
2021	24,010
2022	24,482
Thereafter	304,912
Total	$431,360

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(15) Commitments and contingencies

(a) Operating lease commitments

The Company rents equipment, office, and warehouse space at various locations in the United States and Canada under noncancelable operating leases. Rental expense was $20,296, $19,203, and $18,186 for the years ended December 31, 2017, 2016 and 2015, respectively. Approximate annual future commitments under noncancelable operating leases as of December 31, 2017 are as follows:

Amount
2018	$14,563
2019	13,439
2020	12,495
2021	10,747
2022	9,993
Thereafter	48,712
Total	$109,949

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

(c) Purchase commitments

As of December 31, 2017, the Company had advertising purchase commitments of approximately $30,400, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $10,823 primarily related to equipment to be sold to franchisees.

(d) Guarantees

The Company has guaranteed certain leases and debt agreements of entities that were previously related through common ownership. These guarantees relate to leases for operating space, equipment, and other operating costs of franchises operated by the related entities. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $979 and $1,350 as of December 31, 2017 and 2016, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2017 and 2016, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

(16) Retirement Plan

The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $623, $484, and $384 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic and Panama. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

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

The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31,
	2017	2016	2015
Revenue
Franchise segment revenue - U.S.	$147,787	$114,717	$87,299
Franchise segment revenue - International	2,368	1,771	786
Franchise segment total	150,155	116,488	88,085
Corporate-owned stores segment - U.S.	107,712	100,541	95,459
Corporate-owned stores segment - International	4,402	4,180	2,931
Corporate-owned stores segment total	112,114	104,721	98,390
Equipment segment - U.S.	167,673	157,032	144,062
Equipment segment total	167,673	157,032	144,062
Total revenue	$429,942	$378,241	$330,537

Franchise segment revenue includes franchise revenue and commission income.

Franchise revenue includes revenue generated from placement services of $11,371, $10,513, and $9,806 for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
	2017	2016	2015
Segment EBITDA
Franchise	$126,459	$97,256	$66,030
Corporate-owned stores	46,855	40,847	36,070
Equipment	38,539	36,439	31,936
Corporate and other	284,372	(26,007)	(30,051)
Total Segment EBITDA	$496,225	$148,535	$103,985

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2017	2016	2015
Total Segment EBITDA	$496,225	$148,535	$103,985
Less:
Depreciation and amortization	31,761	31,502	32,158
Other expense	316,928	1,371	(275)
Income from operations	147,536	115,662	72,102
Interest expense, net	(35,283)	(27,125)	(24,549)
Other income (expense)	316,928	1,371	(275)
Income before income taxes	$429,181	$89,908	$47,278

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2017	December 31, 2016
Franchise	$243,348	$202,580
Corporate-owned stores	167,367	153,761
Equipment	206,632	208,809
Unallocated	475,118	436,292
Total consolidated assets	$1,092,465	$1,001,442

The table above includes $2,558 and $2,795 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2017 and 2016, respectively.

The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2017	December 31, 2016
Franchise	$16,938	$16,938
Corporate-owned stores	67,377	67,377
Equipment	92,666	92,666
Total consolidated goodwill	$176,981	$176,981

(18) Corporate-owned and franchisee-owned stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Franchisee-owned stores:
Stores operated at beginning of period	1,255	1,066	863
New stores opened	206	195	206
Stores debranded, sold or consolidated(1)	(5)	(6)	(3)
Stores operated at end of period	1,456	1,255	1,066
Corporate-owned stores:
Stores operated at beginning of period	58	58	55
New stores opened	4	—	3
Stores acquired from franchisees	—	—	—
Stores operated at end of period	62	58	58
Total stores:
Stores operated at beginning of period	1,313	1,124	918
New stores opened	210	195	209
Stores debranded, sold or consolidated(1)	(5)	(6)	(3)
Stores operated at end of period	1,518	1,313	1,124

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

Planet Fitness, Inc. and subsidiaries

Notes to Consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(19) Quarterly financial data (unaudited)

	For the quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$91,102	$107,316	$97,496	$134,028
Income from operations	33,055	38,250	33,954	42,277
Net income	17,866	18,004	18,902	829
Net income (loss) attributable to Planet Fitness, Inc.	8,842	12,412	15,345	(3,453)
Earnings (loss) per share:
Class A - Basic	$0.14	$0.16	$0.18	$(0.04)
Class A - Diluted	$0.14	$0.16	$0.18	$(0.04)

	For the quarter ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$83,343	$91,472	$87,007	$116,419
Income from operations	25,610	27,831	26,153	36,068
Net income	16,345	18,091	14,863	21,948
Net income attributable to Planet Fitness, Inc.	3,368	4,132	3,425	10,575
Earnings per share:
Class A - Basic	$0.09	$0.11	$0.08	$0.19
Class A - Diluted	$0.09	$0.11	$0.08	$0.18

(20) Subsequent events

On January 1, 2018, the Company completed an asset purchase acquisition of a franchise group representing six franchise stores operating in Suffolk County, New York for approximately $28,600.

On February 22, 2018, the Company’s board of directors approved an increase of $80,000 to our current $20,000 share repurchase program, bringing the total authorized amount available for repurchase to $100,000. The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and will depend on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. The Company’s ability to repurchase shares at any particular time is also subject to continued compliance with the terms of our credit agreement. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planet Fitness, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Planet Fitness, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boston, Massachusetts
March 1, 2018

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be held May 2, 2018. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements
(2)	Financial Statements Schedules
•	Schedule II – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2017	$687	$(19)	$(636)	$32
December 31, 2016	629	58	-	687
December 31, 2015	399	650	(420)	629

All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)	Exhibits

The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date

3.1	Restated Certificate of Incorporation of Planet Fitness, Inc		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
10.1	Amended and Restated Credit Agreement dated as of March 31, 2014 among Planet Intermediate, LLC, as Holdings, Planet Fitness Holdings, LLC, as Borrower, the other loan parties thereto, and the lenders party thereto		S-1	333-205141	10.1	22-Jun-15
10.2	Amendment No. 1 to Amended and Restated Credit Agreement dated as of March 31, 2015 among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, the lenders party thereto and JP Morgan Chase Bank, N.A.		S-1	333-205141	10.2	22-Jun-15
10.3	Amended and Restated Pledge and Security Agreement dated as of March 31, 2014 by and between Planet Intermediate, LLC, Planet Fitness Holdings, LLC, as Borrower, and Borrower Grantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto		S-1	333-205141	10.3	22-Jun-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.4	Second Amendment to Credit Agreement, dated November 10, 2016, by and among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto		8-K	001-37534	10.1	10-Nov-16
10.5	Third Amendment to Credit Agreement, dated May 26, 2017, by and among Planet Intermediate, LLC, Planet Fitness Holdings, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto		8-K	001-37534	10.1	30-May-17
10.6	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.7	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.8	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.9	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.10	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.11	Form of Stockholders Agreement		S-1/A	333-205141	10.8	15-Jul-15
10.12	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.13	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.14	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.15	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.16	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.17	Amended and Restated Employment Agreement with Richard Moore		S-1/A	333-205141	10.13	15-Jul-15
10.18	Transition and Consulting Agreement with Richard Moore	X	10-K		10.18	1-Mar-18
10.19	Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.14	22-Jun-15
10.20	Form of Class M Unit Award under Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.15	22-Jun-15
10.21	Form of Planet Fitness, Inc. 2015 Omnibus Incentive Plan		S-1/A	333-205141	10.16	15-Jul-15
10.22	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.23	Form of Recapitalization Agreement		S-1/A	333-205141	10.18	15-Jul-15
10.24	Form of Stock Option Award		S-1/A	333-205141	10.19	15-Jul-15
10.25	Form of Restricted Stock Unit Award		S-1/A	333-205141	10.20	15-Jul-15
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

Planet Fitness, Inc.

Date: March 1, 2018	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 1, 2018
Christopher Rondeau	(Principal Executive Officer)

/s/ Dorvin Lively	President and Chief Financial Officer	March 1, 2018
Dorvin Lively	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Berg	Director	March 1, 2018
David Berg

/s/ Frances Rathke	Director	March 1, 2018
Frances Rathke

/s/ Craig Benson	Director	March 1, 2018
Craig Benson

/s/ Cammie Dunaway	Director	March 1, 2018
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	March 1, 2018
Stephen Spinelli, Jr.