Form 10-Q
period 2018-03-31
Planet Fitness, Inc.
filed 2018-05-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2018 there were 87,656,487 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 10,741,740 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

•
the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$127,146	$113,080
Accounts receivable, net of allowance for bad debts of $18 and $32 at March 31, 2018 and December 31, 2017, respectively	18,620	37,272
Due from related parties	3,060	3,020
Inventory	4,056	2,692
Restricted assets – national advertising fund	78	499
Deferred expenses – national advertising fund	4,596	—
Prepaid expenses	4,051	3,929
Other receivables	14,550	9,562
Other current assets	5,355	6,947
Total current assets	181,512	177,001
Property and equipment, net of accumulated depreciation of $40,493, as of March 31, 2018 and $36,228 as of December 31, 2017	84,545	83,327
Intangible assets, net	241,105	235,657
Goodwill	191,038	176,981
Deferred income taxes	409,216	407,782
Other assets, net	8,437	11,717
Total assets	$1,115,853	$1,092,465
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$7,185
Accounts payable	15,664	28,648
Accrued expenses	14,787	18,590
Equipment deposits	14,283	6,498
Restricted liabilities – national advertising fund	78	490
Deferred revenue, current	20,842	19,083
Payable to related parties pursuant to tax benefit arrangements, current	31,062	31,062
Other current liabilities	493	474
Total current liabilities	104,394	112,030
Long-term debt, net of current maturities	695,264	696,576
Deferred rent, net of current portion	6,907	6,127
Deferred revenue, net of current portion	22,942	8,440
Deferred tax liabilities	1,379	1,629
Payable to related parties pursuant to tax benefit arrangements, net of current portion	403,022	400,298
Other liabilities	4,379	4,302
Total noncurrent liabilities	1,133,893	1,117,372
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 87,505 and 87,188 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	9	9
Class B common stock, $.0001 par value - 100,000 authorized, 10,893 and 11,193 shares issued and outstanding as of March 31, 2018 December 31, 2017, respectively	1	1
Accumulated other comprehensive loss	(370)	(648)
Additional paid in capital	13,011	12,118
Accumulated deficit	(120,245)	(130,966)
Total stockholders' deficit attributable to Planet Fitness Inc.	(107,594)	(119,486)
Non-controlling interests	(14,840)	(17,451)
Total stockholders' deficit	(122,434)	(136,937)
Total liabilities and stockholders' deficit	$1,115,853	$1,092,465
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2018	2017
Revenue:
Franchise	$42,162	$30,281
Commission income	1,989	6,516
National advertising fund revenue	10,461	—
Corporate-owned stores	32,708	27,041
Equipment	34,013	27,264
Total revenue	121,333	91,102
Operating costs and expenses:
Cost of revenue	26,500	21,124
Store operations	18,356	15,184
Selling, general and administrative	17,623	13,820
National advertising fund expense	10,461	—
Depreciation and amortization	8,465	7,951
Other loss (gain)	1,010	(32)
Total operating costs and expenses	82,415	58,047
Income from operations	38,918	33,055
Other expense, net:
Interest expense, net	(8,734)	(8,763)
Other income	192	682
Total other expense, net	(8,542)	(8,081)
Income before income taxes	30,376	24,974
Provision for income taxes	6,883	7,108
Net income	23,493	17,866
Less net income attributable to non-controlling interests	3,613	9,024
Net income attributable to Planet Fitness, Inc.	$19,880	$8,842
Net income per share of Class A common stock:
Basic	$0.23	$0.14
Diluted	$0.23	$0.14
Weighted-average shares of Class A common stock outstanding:
Basic	87,434	64,121
Diluted	87,698	64,150

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2018	2017
Net income including non-controlling interests	$23,493	$17,866
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	366	177
Foreign currency translation adjustments	(29)	(8)
Total other comprehensive income, net	337	169
Total comprehensive income including non-controlling interests	23,830	18,035
Less: total comprehensive income attributable to non-controlling interests	3,671	9,114
Total comprehensive income attributable to Planet Fitness, Inc.	$20,159	$8,921

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$23,493	$17,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,465	7,951
Amortization of deferred financing costs	484	465
Amortization of favorable leases and asset retirement obligations	93	94
Amortization of interest rate caps	195	432
Deferred tax expense	4,909	5,298
Gain on re-measurement of tax benefit arrangement	(396)	(541)
Provision for bad debts	(14)	27
Loss on reacquired franchise rights	350	—
Loss on disposal of property and equipment	650	—
Equity-based compensation	998	380
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	18,637	11,859
Due to and due from related parties	165	(99)
Inventory	(1,364)	471
Other assets and other current assets	(1,341)	(2,187)
National advertising fund	(4,586)	—
Accounts payable and accrued expenses	(16,758)	(21,244)
Other liabilities and other current liabilities	83	188
Income taxes	1,898	310
Equipment deposits	7,784	8,569
Deferred revenue	3,536	527
Deferred rent	853	106
Net cash provided by operating activities	48,134	30,472
Cash flows from investing activities:
Additions to property and equipment	(2,036)	(5,336)
Acquisition of franchises	(28,503)	—
Proceeds from sale of property and equipment	40	—
Net cash used in investing activities	(30,499)	(5,336)
Cash flows from financing activities:
Principal payments on capital lease obligations	(11)	—
Repayment of long-term debt	(1,796)	(1,796)
Premiums paid for interest rate caps	—	(366)
Exercise of stock options	242	—
Dividend equivalent payments	(20)	(20)
Distributions to Continuing LLC Members	(1,734)	(3,142)
Net cash used in financing activities	(3,319)	(5,324)
Effects of exchange rate changes on cash and cash equivalents	(250)	31
Net increase in cash and cash equivalents	14,066	19,843
Cash and cash equivalents, beginning of period	113,080	40,393
Cash and cash equivalents, end of period	$127,146	$60,236
Supplemental cash flow information:
Net cash paid for income taxes	$106	$1,595
Cash paid for interest	$8,146	$7,857
Non-cash investing activities:
Non-cash additions to property and equipment	$453	$38

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	19,880	3,613	23,493
Equity-based compensation expense	—	—	—	—	—	998	—	—	998
Exchanges of Class B common stock	300	—	(300)	—	(1)	(673)	—	674	—
Exercise of stock options and vesting of restricted share units	17	—	—	—	—	242	—	—	242
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	326	—	—	326
Forfeiture of dividend equivalents	—	—	—	—	—	—	33	—	33
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,734)	(1,734)
Cumulative effect adjustment (Note 15)	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	279	—		58	337
Balance at March 31, 2018	87,505	$9	10,893	$1	$(370)	$13,011	$(120,245)	$(14,840)	$(122,434)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 11.8 million members and 1,565 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama as of March 31, 2018.
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
As of March 31, 2018, Planet Fitness, Inc. held 100.0% of the voting interest and 88.9% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 11.1% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 1, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Total fair value at March 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$636	$—	$636	$—
	Total fair value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$340	$—	$340	$—

(d) Recent accounting pronouncements
The FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. The Company has adopted the guidance as of January 1, 2018 on a modified retrospective basis. See Note 15 for details about the effect of adoption.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The FASB issued ASU No. 2016-2, Leases, in February 2016. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public companies. Early application of the amendments in this update is permitted for all entities. The Company anticipates that adoption of this guidance will bring all current operating leases onto the statement of financial position as a right of use asset and related rent liability, and is currently evaluating the effect that implementation of this guidance will have on its consolidated statement of operations.
The FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, in August 2016. This guidance is intended to reduce diversity in practice of the classification of certain cash receipts and cash payments. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The Company has adopted the guidance as of January 1, 2018 on a prospective basis, noting no material impact on its consolidated financial statements.
The FASB issued ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,512		$4,420	$—
MMR	3,410		3,360	—
Total	$7,922	$—	$7,780	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $919 and $979 as of March 31, 2018 and December 31, 2017, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.
(4) Acquisition
On January 1, 2018, the Company purchased from one of its franchisees certain assets associated with six franchisee-owned stores in New York for a cash payment of $28,503. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $350, which has been reflected in other operating costs in the statement of operations. The loss incurred reduced the net purchase price to $28,153. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The preliminary purchase consideration was allocated as follows:

Amount
Fixed assets	$4,672
Reacquired franchise rights	7,640
Customer relationships	1,150
Favorable leases, net	520
Reacquired area development rights	150
Other assets	275
Goodwill	14,056
Liabilities assumed, including deferred revenues	(310)
$28,153

The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the stores acquired. The goodwill is deductible for tax purposes over 15 years.
The acquisition was not material to the results of operations, financial position or cash flows of the Company.
Certain estimated values for the acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at March 31, 2018 and December 31, 2017 is as follows:

March 31, 2018	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.1	$172,932	(89,733)	$83,199
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	7.7	3,455	(2,064)	1,391
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	6.8	16,590	(6,518)	10,072
Reacquired ADA rights	5.0	150	(7)	143
		211,027	(116,222)	94,805
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$357,327	$(116,222)	$241,105
Goodwill		$191,038	$—	$191,038

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

December 31, 2017	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.1	$171,782	$(86,501)	$85,281
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	7.5	2,935	(1,972)	963
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(5,837)	3,113
		201,567	(112,210)	89,357
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(112,210)	$235,657
Goodwill		$176,981	$—	$176,981

The Company determined that no impairment charges were required during any periods presented and the increase to goodwill was due to the acquisition of six franchisee-owned stores on January 1, 2018 (Note 4).

Amortization expense related to the intangible assets totaled $3,966 and $4,715 for the three months ended March 31, 2018 and 2017, respectively. Included within these total amortization expense amounts are $93 and $94 related to amortization of favorable and unfavorable leases for the three months ended March 31, 2018 and 2017, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of March 31, 2018 is as follows:

Amount
Remainder of 2018	$12,029
2019	15,536
2020	13,676
2021	13,701
2022	13,789
Thereafter	26,074
Total	$94,805

(6) Long-Term Debt
Long-term debt as of March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017
Term loan B requires quarterly installments plus interest through the term of the loan, maturing March 31, 2021. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (4.71% at March 31, 2018 and 4.59% at December 31, 2017)	$707,673	$709,470
Revolving credit line, requires interest only payments through the term of the loan, maturing March 31, 2019. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (6.50% at March 31, 2018 and 6.25% at December 31, 2017)	—	—
Total debt, excluding deferred financing costs	$707,673	709,470
Deferred financing costs, net of accumulated amortization	(5,224)	(5,709)
Total debt	702,449	703,761
Current portion of long-term debt and line of credit	7,185	7,185
Long-term debt, net of current portion	$695,264	$696,576

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Term loan B payments are payable in quarterly installments with the final scheduled principal payment on the outstanding term loan borrowings due on March 31, 2021.
Future annual principal payments of long-term debt as of March 31, 2018 are as follows:

Amount
Remainder of 2018	$5,389
2019	7,185
2020	7,185
2021	687,914
2022	—
Total	$707,673

(7) Derivative Instruments and Hedging Activities
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
In order to manage the market risk arising from the outstanding term loans, the Company has entered into a series of interest rate caps. As of March 31, 2018, the Company had interest rate cap agreements with notional amounts of $134,000 outstanding that were entered into in order to hedge three month LIBOR greater than 1.5% through September 30, 2018, and interest rate cap agreements with notional amounts of $220,735 that were entered into in order to hedge one month LIBOR greater than 2.5% through March 31, 2019.
The interest rate cap balances of $636 and $340 were recorded within other assets in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded an increase to the value of its interest rate caps of $366, net of tax of $125 and $177, net of tax of $57, within other comprehensive income (loss) during the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company does not expect to reclassify any amounts included in accumulated other comprehensive income (loss) into earnings during the next 12 months. Transactions and events expected to occur over the next 12 months that could necessitate reclassifying these derivatives’ loss to earnings include the re-pricing of variable-rate debt.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(8) Related Party Transactions

Amounts due from related parties of $3,060 and $3,020 as of March 31, 2018 and December 31, 2017, respectively, primarily relate to potential reimbursements for certain taxes accrued or paid by the Company (see Note 11).

Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2018	2017
Franchise revenue	$882	$448
Equipment revenue	591	19
Total revenue from related parties	$1,473	$467

Additionally, the Company had deferred area development agreement revenue from related parties of $784 and $389 as of March 31, 2018 and December 31, 2017, respectively.
The Company entered into a consulting agreement that continues through December 31, 2018 with a shareholder and former executive officer of the Company.
The Company had payables to related parties pursuant to tax benefit arrangements of $45,125 and $44,794, as of March 31, 2018 and December 31, 2017, respectively (see Note 11).
The Company provides administrative services to Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $640 and $573 for the three months ended March 31, 2018 and 2017, respectively.

(9) Stockholder’s Equity
Pursuant to the exchange agreement between the Company and the Continuing LLC Owners, the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. In connection with any exchange of Holdings Units for shares of Class A common stock by a Continuing LLC Owner , the number of Holdings Units held by the Company is correspondingly increased as it acquires the exchanged Holdings Units, and a corresponding number of shares of Class B common stock are canceled.
During the three months ended March 31, 2018, certain existing holders of Holdings Units exercised their exchange rights and exchanged 300,000 Holdings Units for 300,000 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 300,000 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 300,000 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of these transactions, as of March 31, 2018:

•
Holders of our Class A common stock owned 87,505,487 shares of our Class A common stock, representing 88.9% of the voting power in the Company and, through the Company, 87,505,487 Holdings Units representing 88.9% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively owned 10,892,740 Holdings Units, representing 11.1% of the economic interest in Pla-Fit Holdings and 10,892,740 shares of our Class B common stock, representing 11.1% of the voting power in the Company.

(10) Earnings Per Share
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2018	2017
Numerator
Net income	$23,493	$17,866
Less: net income attributable to non-controlling interests	3,613	9,024
Net income attributable to Planet Fitness, Inc.	$19,880	$8,842
Denominator
Weighted-average shares of Class A common stock outstanding - basic	87,434,384	64,120,677
Effect of dilutive securities:
Stock options	255,527	24,739
Restricted stock units	7,774	4,525
Weighted-average shares of Class A common stock outstanding - diluted	87,697,685	64,149,941
Earnings per share of Class A common stock - basic	$0.23	$0.14
Earnings per share of Class A common stock - diluted	$0.23	$0.14
Weighted average shares of Class B common stock of 10,953,521 and 34,378,046 for the three months ended March 31, 2018 and 2017, respectively, were evaluated under the if-converted method for potential dilutive effects and were not determined to be dilutive. Weighted average stock options outstanding of 0 and 111,912 for the three months ended March 31, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average RSUs outstanding of 0 and 8,160 for the three months ended March 31, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

(11) Income Taxes
The Company is the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro-rata basis. The provision for income taxes also reflects a state tax rate of 2.0% for the three months ended March 31, 2018 and 2017, applied to non-controlling interests, representing the remaining percentage of income before taxes, excluding income from variable interest entities, related to Pla-Fit Holdings.
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 22.7% and 28.5% for the three months ended March 31, 2018 and 2017, respectively. The reduction in the current tax rate was primarily attributable to the lower U.S. statutory tax rate in 2018, partially offset by the Company’s increased pro rata share of income from Pla-Fit Holdings. The impact of discrete items was not material. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three months ended March 31, 2018 and 2017.
Net deferred tax assets of $407,837 and $406,153 as of March 31, 2018 and December 31, 2017, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and IPO. As of March 31, 2018, the Company does not have any material net operating loss carryforwards.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of March 31, 2018 and December 31, 2017, the total liability related to uncertain tax positions was $2,608. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. As of March 31, 2018, the Company anticipates that the liability for unrecognized tax benefits could decrease by up to $2,608 within the next 12 months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. Interest and penalties for the three months ended March 31, 2018 and 2017 were not material.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R. 1, originally known as the Tax Cuts and Jobs Act ("2017 Tax Act"). As of December 31, 2017, the Company made reasonable provisional estimates of the effects of the Tax Act on our consolidated financial statements and tax disclosures, including changes to existing deferred tax balances, the mandatory repatriation tax and remeasurement of our tax benefit arrangements. At March 31, 2018 the Company has not obtained the additional information needed to complete the accounting for the effects of the 2017 Tax Act and has not revised any of its 2017 provisional estimates.
 Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings (the “TRA Holders”) 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the "Direct TSG Investors") 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings.
During the three months ended March 31, 2018, 300,000 Holdings Units were redeemed by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $188 during the three months ended March 31, 2018. As a result of these exchanges, during the three months ended March 31, 2018, we also recognized deferred tax assets in the amount of $3,633, and corresponding tax benefit arrangement liabilities of $3,119, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of March 31, 2018 and December 31, 2017, the Company had a liability of $434,084 and $431,360, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2018	$31,062
2019	23,479
2020	23,776
2021	24,191
2022	24,663
Thereafter	306,913
Total	$434,084

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(12) Commitments and contingencies
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

(13) Segments

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

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic and Panama, including revenues and expenses from the national advertising fund beginning on January 1, 2018 (see Note 15). The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

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

The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2018 and 2017. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended March 31,
	2018	2017
Revenue
Franchise segment revenue - U.S.	$53,445	$36,428
Franchise segment revenue - International	1,167	369
Franchise segment total	54,612	36,797
Corporate-owned stores - U.S.	31,573	25,973
Corporate-owned stores - International	1,135	1,068
Corporate-owned stores total	32,708	27,041
Equipment segment - U.S.	34,013	27,264
Equipment segment total	34,013	27,264
Total revenue	$121,333	$91,102

Franchise segment revenue includes franchise revenue, national advertising fund revenue, and commission income.

Franchise revenue includes revenue generated from placement services of $2,097 and $2,106 for the three months ended March 31, 2018 and 2017, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Segment EBITDA
Franchise	$36,677	$32,032
Corporate-owned stores	12,170	10,693
Equipment	7,469	6,094
Corporate and other	(8,741)	(7,131)
Total Segment EBITDA	$47,575	$41,688

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2018	2017
Total Segment EBITDA	$47,575	$41,688
Less:
Depreciation and amortization	8,465	7,951
Other (income) expense	192	682
Income from operations	38,918	33,055
Interest expense, net	(8,734)	(8,763)
Other (income) expense	192	682
Income before income taxes	$30,376	$24,974

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2018	December 31, 2017
Franchise	$222,269	$243,348
Corporate-owned stores	191,978	167,367
Equipment	188,630	206,632
Unallocated	512,976	475,118
Total consolidated assets	$1,115,853	$1,092,465

The table above includes $2,362 and $2,558 of long-lived assets located in the Company’s corporate-owned stores in Canada as of March 31, 2018 and December 31, 2017, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2018	December 31, 2017
Franchise	$16,938	$16,938
Corporate-owned stores	81,434	67,377
Equipment	92,666	92,666
Consolidated goodwill	$191,038	$176,981

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Corporate-Owned and Franchisee-Owned Stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,456	1,255
New stores opened	47	54
Stores debranded, sold or consolidated(1)	(6)	—
Stores operated at end of period	1,497	1,309

Corporate-owned stores:
Stores operated at beginning of period	62	58
New stores opened	—	—
Stores acquired from franchisees	6	—
Stores operated at end of period	68	58

Total stores:
Stores operated at beginning of period	1,518	1,313
New stores opened	47	54
Stores acquired, debranded, sold or consolidated(1)	—	—
Stores operated at end of period	1,565	1,367

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Revenue recognition
Revenue from Contracts with Customers
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of Previous Standards. The $9,192 cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 stockholders' deficit.
Our transition to ASC 606 represents a change in accounting principle. ASC 606 eliminates industry-specific guidance and provides a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASC 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled in exchange for those goods or services.
Revenue Recognition Significant Accounting Policies under ASC 606
The Company's revenues are comprised of franchise revenue, equipment revenue, and corporate-owned stores revenue.
Franchise revenue
Franchise revenues consist primarily of royalties, national advertising fund contributions, initial and renewal franchise fees and upfront fees from area development agreements ("ADAs"), transfer fees, equipment placement revenue, other fees and commission income.
The Company's primary performance obligation under the franchise license is granting certain rights to use the Company's intellectual property, and all other services the Company provides under the ADA and franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for under ASC 606 as a single performance obligation, which is satisfied by granting certain rights to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to national advertising funds, are calculated as a percentage of franchise sales over the term of the franchise agreement. Under our franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Initial and renewal franchise fees are payable by the franchisee upon signing a new franchise agreement or renewal of an existing franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Our franchise royalties, as well as our advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur.
Additionally, under ASC 606, initial and renewal franchise fees as well as transfer fees are recognized as revenue on a straight-line basis over the term of the respective franchise agreement. Under the Previous Standards, initial franchise fees were recognized as revenue when the related franchisees signed a lease and completed the Company's new franchisee training. Renewal franchise fees and transfer fees were recognized as revenue upon execution of a new franchise agreement. Our performance obligation under area development agreements generally consists of an obligation to grant geographic exclusive area development rights. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise agreement signed by the franchisee. The pro-rata amount apportioned to each franchise agreement is accounted for identically to the initial franchise fee.
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
Online member join fees are paid to the Company by franchisees for processing new membership transactions when a new member signs up for a membership to a franchisee-owned store through the Company’s website. These fees are recognized as revenue as each transaction occurs.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Billing transaction fees are paid to the Company for the processing of franchisee membership dues and annual fees through the Company’s third-party hosted point-of-sale system and are recognized as revenue as they are earned.
Equipment revenue
The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S. based franchisee-owned stores.  Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. The Company recognizes revenue on a gross basis in these transactions as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal in the transaction because the Company controls the equipment prior to delivery to the final customer as evidenced by its pricing discretion over the goods, inventory transfer of title and risk of loss while the inventory is in transit, and having the primary responsibility to fulfill the customer order and direct the third-party vendor.
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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and March 31, 2018, :

Contract liabilities
Balance at January 1, 2018	$40,000
Revenue recognized that was included in the contract liability at the beginning of the year	(10,355)
Increase, excluding amounts recognized as revenue during the period	14,139
Balance at March 31, 2018	$43,784

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an "as invoiced" basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
2018	19,327
2019	3,178
2020	1,977
2021	1,868
2022	1,732
Thereafter	15,702
Total	43,784

Financial Statement Impact of Transition to ASC 606

As noted above, we transitioned to ASC 606 using the modified retrospective method on January 1, 2018. The cumulative effect of this transition to applicable contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to stockholders' deficit as of that date. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018 (in millions):

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	As Reported December 31,	Total adjustments	Adjusted January 1,
	2017		2018
Assets
Current assets:
Cash and cash equivalents	$113,080	$—	$113,080
Accounts receivable, net	37,272	—	37,272
Due from related parties	3,020	—	3,020
Inventory	2,692	—	2,692
Restricted assets – national advertising fund	499	—	499
Prepaid expenses	3,929	—	3,929
Other receivables	9,562	—	9,562
Other current assets	6,947	—	6,947
Total current assets	177,001	—	177,001
Property and equipment, net	83,327	—	83,327
Intangible assets, net	235,657	—	235,657
Goodwill	176,981	—	176,981
Deferred income taxes	407,782	3,285	411,067
Other assets, net	11,717	—	11,717
Total assets	$1,092,465	$3,285	$1,095,750
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$—	$7,185
Accounts payable	28,648	—	28,648
Accrued expenses	18,590	—	18,590
Equipment deposits	6,498	—	6,498
Restricted liabilities – national advertising fund	490	—	490
Deferred revenue, current	19,083	(764)	18,319
Payable pursuant to tax benefit arrangements, current	31,062	—	31,062
Other current liabilities	474	—	474
Total current liabilities	112,030	(764)	111,266
Long-term debt, net of current maturities	696,576	—	696,576
Deferred rent, net of current portion	6,127	—	6,127
Deferred revenue, net of current portion	8,440	13,241	21,681
Deferred tax liabilities	1,629	—	1,629
Payable pursuant to tax benefit arrangements, net of current portion	400,298	—	400,298
Other liabilities	4,302	—	4,302
Total noncurrent liabilities	1,117,372	13,241	1,130,613
Stockholders' equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive loss	(648)	—	(648)
Additional paid in capital	12,118	—	12,118
Accumulated deficit	(130,966)	(9,192)	(140,158)
Total stockholders' deficit attributable to Planet Fitness Inc.	(119,486)	(9,192)	(128,678)
Non-controlling interests	(17,451)	—	(17,451)
Total stockholders' deficit	(136,937)	(9,192)	(146,129)
Total liabilities and stockholders' deficit	$1,092,465	$3,285	$1,095,750

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Franchise Fees
The cumulative adjustment for franchise fees, including ADA fees, renewal fees and transfer fees which will all be recognized over the franchise contract term consist of the following:

•
An increase in deferred revenue, net of $12,477 for the cumulative reversal and deferral of previously recognized fees related to franchise agreements in effect at January 1, 2018 that were entered into subsequent to the acquisition of Pla-Fit Holdings on November 8, 2012 by TSG Consumer Partners, LLC (the “2012 Acquisition”) (net of the cumulative revenue attributable for the period through January 1, 2018), with a corresponding decrease to Shareholders’ equity.

•	An increase to deferred income taxes, net of $3,285 for the tax effects of the adjustment noted above, with a corresponding increase to stockholders' equity.

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our consolidated statements of operations and cash flows from operating activities for the three months ended March 31, 2018 and our condensed consolidated balance sheet as of March 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):
Consolidated statement of operations

	As reported March 31, 2018	Total adjustments	Amounts under Previous Standards
Revenue:
Franchise	$42,162	$1,765	$43,927
Commission income	1,989	—	1,989
National advertising fund revenue	10,461	(10,461)	—
Corporate-owned stores	32,708	—	32,708
Equipment	34,013	—	34,013
Total revenue	121,333	(8,696)	112,637
Operating costs and expenses:
Cost of revenue	26,500	—	26,500
Store operations	18,356	—	18,356
Selling, general and administrative	17,623	—	17,623
National advertising fund expense	10,461	(10,461)	—
Depreciation and amortization	8,465	—	8,465
Other loss (gain)	1,010	—	1,010
Total operating costs and expenses	82,415	(10,461)	71,954
Income from operations	38,918	1,765	40,683
Other expense, net:
Interest expense, net	(8,734)	—	(8,734)
Other (expense) income	192	—	192
Total other expense, net	(8,542)	—	(8,542)
Income before income taxes	30,376	1,765	32,141
Provision for income taxes	6,883	424	7,307
Net income	23,493	1,341	24,834
Less net income attributable to non-controlling interests	3,613	196	3,809
Net income attributable to Planet Fitness, Inc.	$19,880	$1,145	$21,025
Net income per share of Class A common stock:
Basic	$0.23		$0.24
Diluted	$0.23		$0.24

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated Statement of Cash Flows

	As reported March 31, 2018	Total adjustments	Amounts under Previous Standards
Cash flows from operating activities:
Net income	$23,493	$1,341	$24,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,465	—	8,465
Amortization of deferred financing costs	484	—	484
Amortization of favorable leases and asset retirement obligations	93	—	93
Amortization of interest rate caps	195	—	195
Deferred tax expense	4,909	—	4,909
Gain on re-measurement of tax benefit arrangement	(396)	—	(396)
Provision for bad debts	(14)	—	(14)
Loss on reacquired franchise rights	350	—	350
Loss (gain) on disposal of property and equipment	650	—	650
Equity-based compensation	998	—	998
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	18,637	—	18,637
Due to and due from related parties	165	—	165
Inventory	(1,364)	—	(1,364)
Other assets and other current assets	(1,341)	—	(1,341)
National advertising fund	(4,586)	—	(4,586)
Accounts payable and accrued expenses	(16,758)	—	(16,758)
Other liabilities and other current liabilities	83	—	83
Income taxes	1,898	424	2,322
Equipment deposits	7,784	—	7,784
Deferred revenue	3,536	(1,765)	1,771
Deferred rent	853	—	853
Net cash provided by operating activities	$48,134	$—	$48,134

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated Balance Sheet

	As reported March 31, 2018	Total adjustments	Amounts under Previous Standards
Assets
Current assets:
Cash and cash equivalents	$127,146	$—	$127,146
Accounts receivable, net	18,620	—	18,620
Due from related parties	3,060	—	3,060
Inventory	4,056	—	4,056
Restricted assets – national advertising fund	78	—	78
Deferred expenses – national advertising fund	4,596	—	4,596
Prepaid expenses	4,051	—	4,051
Other receivables	14,550	—	14,550
Other current assets	5,355	—	5,355
Total current assets	181,512	—	181,512
Property and equipment, net	84,545	—	84,545
Intangible assets, net	241,105	—	241,105
Goodwill	191,038	—	191,038
Deferred income taxes	409,216	(3,285)	405,931
Other assets, net	8,437	—	8,437
Total assets	$1,115,853	$(3,285)	$1,112,568
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$—	$7,185
Accounts payable	15,664	—	15,664
Accrued expenses	14,787	424	15,211
Equipment deposits	14,283	—	14,283
Restricted liabilities – national advertising fund	78	—	78
Deferred revenue, current	20,842	499	21,341
Payable pursuant to tax benefit arrangements, current	31,062	—	31,062
Other current liabilities	493	—	493
Total current liabilities	104,394	923	105,317
Long-term debt, net of current maturities	695,264	—	695,264
Deferred rent, net of current portion	6,907	—	6,907
Deferred revenue, net of current portion	22,942	(14,741)	8,201
Deferred tax liabilities	1,379	—	1,379
Payable pursuant to tax benefit arrangements, net of current portion	403,022	—	403,022
Other liabilities	4,379	—	4,379
Total noncurrent liabilities	1,133,893	(14,741)	1,119,152
Stockholders' equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive loss	(370)	—	(370)
Additional paid in capital	13,011	—	13,011
Accumulated deficit	(120,245)	10,337	(109,908)
Total stockholders' deficit attributable to Planet Fitness Inc.	(107,594)	10,337	(97,257)
Non-controlling interests	(14,840)	196	(14,644)
Total stockholders' deficit	(122,434)	10,533	(111,901)
Total liabilities and stockholders' deficit	$1,115,853	$(3,285)	$1,112,568

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following summarizes the adjustments to our consolidated statement of operations for the three months ended March 31, 2018 to reflect our consolidated statement of operations as if we had continued to recognize revenue under the Previous Standards:

•
As described above, our transition to ASC 606 resulted in the deferral of franchise fees, ADA fees, and transfer fees. The adjustments for the three months ended March 31, 2018 to reflect the recognition of this revenue as if the Previous Standards were in effect consists of a $1,765 increase in franchise revenue and a $196 increase in non-controlling interest.

•
As described above, under the Previous Standards our statement of operations did not reflect gross presentations of national advertising fund revenue and expenses. Our transition to ASC 606 requires the presentation of advertising fund contributions and advertising fund expenses on a gross basis. The adjustments for the three months ended March 31, 2018 to reflect national advertising fund contributions and expenses as if the Previous Standards were in effect consist of a $10,461 decrease to revenue and a corresponding $10,461 decrease to operating expenses.

The transition to ASC 606 had no net impact on our cash used for operating activities and no impact on our cash provided by investing activities or cash used for financing activities during the three months ended March 31, 2018.

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
As of March 31, 2018, we had more than 11.8 million members and 1,565 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic and Panama. Of our 1,565 stores, 1,497 are franchised and 68 are corporate-owned. As of March 31, 2018, we had commitments to open more than 1,000 new stores under existing area development agreements.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic and Panama, including revenues and expenses from our national advertising fund beginning on January 1, 2018 (see note 15). Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2018 and 2017. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended March 31,
	2018	2017
(in thousands)
Revenue
Franchise segment	54,612	$36,797
Corporate-owned stores segment	32,708	27,041
Equipment segment	34,013	27,264
Total revenue	121,333	$91,102

Segment EBITDA
Franchise	$36,677	$32,032
Corporate-owned stores	12,170	10,693
Equipment	7,469	6,094
Corporate and other	(8,741)	(7,131)
Total Segment EBITDA(1)	$47,575	$41,688

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2018
Income from operations	34,697	$7,605	6,213	(9,597)	38,918
Depreciation and amortization	1,992	4,777	1,256	440	8,465
Other income (expense)	(12)	(212)	—	416	192
Segment EBITDA(1)	36,677	$12,170	7,469	(8,741)	47,575

Three months ended March 31, 2017
Income from operations	29,898	$6,680	4,543	(8,066)	33,055
Depreciation and amortization	2,143	3,872	1,551	385	7,951
Other income (expense)	(9)	141	—	550	682
Segment EBITDA(1)	32,032	$10,693	6,094	(7,131)	41,688

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,456	1,255
New stores opened	47	54
Stores debranded, sold or consolidated(1)	(6)	—
Stores operated at end of period	1,497	1,309

Corporate-owned stores:
Stores operated at beginning of period	62	58
New stores opened	—	—
Stores acquired from franchisees	6	—
Stores operated at end of period	68	58

Total stores:
Stores operated at beginning of period	1,518	1,313
New stores opened	47	54
Stores acquired, debranded, sold or consolidated(1)	—	—
Stores operated at end of period	1,565	1,367

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
Several factors affect our same store sales in any given period, including the following:

•	the number of stores that have been in operation for more than 12 months;

•	the percentage mix of PF Black Card and standard memberships in any period;

•	growth in total net memberships per store;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our and our franchisees’ ability to operate stores effectively and efficiently to meet consumer expectations;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics; and

•	opening of new stores in the vicinity of existing locations.
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
The following table shows our same store sales for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Same store sales data
Same store sales growth:
Franchisee-owned stores	11.4%	11.5%
Corporate-owned stores	5.0%	4.5%
Total stores	11.1%	11.1%
Number of stores in same store sales base:
Franchisee-owned stores	1,285	1,100
Corporate-owned stores	58	58
Total stores	1,349	1,158

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
We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, stock offering-related costs, and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. Four-wall EBITDA is an assessment of store-level profitability for stores included in the same-store-sales base, which adjusts for certain administrative and other items that we do not consider in our evaluation of individual store-level performance.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
(in thousands)
Net income	$23,493	$17,866
Interest expense, net	8,734	8,763
Provision for income taxes	6,883	7,108
Depreciation and amortization	8,465	7,951
EBITDA	47,575	41,688
Purchase accounting adjustments-revenue(1)	443	336
Purchase accounting adjustments-rent(2)	182	196
Loss on reacquired franchise rights(3)	350	—
Stock offering-related costs(4)	—	608
Pre-opening costs(5)	21	—
Other(6)	201	(573)
Adjusted EBITDA	$48,772	$42,255

(1)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred ADA fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $90 and $103, in the three months ended March 31, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $92 and $93 in the three months ended March 31, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)
Represents the impact of a one-time, non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisition of six franchisee-owned stores on January 1, 2018. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(4)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.

(5)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(6)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three months ended March 31, 2018 and 2017, this amount includes a gain of $396 and $541, respectively, related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Additionally, in the three months ended March 31, 2018, this amount includes the write off of certain assets that were being tested for potential use across the system.

As a result of the recapitalization transactions that occurred prior to our IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated (the “New LLC Agreement”) to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings. As a result of the recapitalization transactions and the New LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted, gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the New LLC Agreement as if they had occurred on January 1, 2017. In addition, Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three months ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income	$23,493	$17,866
Provision for income taxes, as reported	6,883	7,108
Purchase accounting adjustments-revenue(1)	443	336
Purchase accounting adjustments-rent(2)	182	196
Loss on reacquired franchise rights(3)	350	—
Stock offering-related costs(4)	—	608
Pre-opening costs(5)	21	—
Other(6)	201	(342)
Purchase accounting amortization(7)	3,921	4,622
Adjusted income before income taxes	$35,494	$30,394
Adjusted income taxes(8)	9,335	12,006
Adjusted net income	$26,159	$18,388

Adjusted net income per share, diluted	$0.27	$0.19

Adjusted weighted-average shares outstanding(9)	98,651	98,528

(1)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred ADA fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $90 and $103 in the three months ended March 31, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $92 and $93 for the three months ended March 31, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)
Represents the impact of a one-time, non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisition of six franchisee-owned stores on January 1, 2018. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(4)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.

(5)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(6)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three months ended March 31, 2018 and 2017, this amount includes a gain of $396 and $541, respectively, related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Additionally, in the three months ended March 31, 2018, this amount includes the write off of certain assets that were being tested for potential use across the system. In the three months ended March 31, 2017, this amount includes expense of $231 related to accelerated depreciation expense taken on our headquarters in preparation for moving to a new building.

(7)
Includes $3,096 and $4,086 of amortization of intangible assets, other than favorable leases, for the three months ended March 31, 2018 and 2017, respectively, recorded in connection with the 2012 Acquisition, and $825 and $536 of amortization of intangible assets for the three months ended March 31, 2018 and 2017, respectively, recorded in connection with the historical acquisition of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(8)	Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three months ended March 31, 2018 and 2017, respectively, applied to adjusted income before income taxes.

(9)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$19,880	87,698	$0.23	$8,842	64,150	$0.14
Assumed exchange of shares(2)	3,613	10,953		9,024	34,378
Net Income	23,493			17,866
Adjustments to arrive at adjusted income before income taxes(3)	12,001			12,528
Adjusted income before income taxes	35,494			30,394
Adjusted income taxes(4)	9,335			12,006
Adjusted Net Income	$26,159	98,651	$0.27	$18,388	98,528	$0.19

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three months ended March 31, 2018 and 2017, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Revenue:
Franchise revenue	34.8%	33.2%
Commission income	1.6%	7.2%
National advertising fund revenue	8.6%	—%
Franchise segment	45.0%	40.4%
Corporate-owned stores	27.0%	29.7%
Equipment	28.0%	29.9%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	21.8%	23.2%
Store operations	15.1%	16.7%
Selling, general and administrative	14.5%	15.2%
National advertising fund expense	8.6%	—%
Depreciation and amortization	7.0%	8.7%
Other loss (gain)	0.8%	—%
Total operating costs and expenses	67.8%	63.8%
Income from operations	32.2%	36.2%
Other income (expense), net:
Interest expense, net	(7.2)%	(9.6)%
Other (expense) income	0.2%	0.7%
Total other expense, net	(7.0)%	(8.9)%
Income before income taxes	25.2%	27.3%
Provision for income taxes	5.7%	7.8%
Net income	19.5%	19.5%
Less net income attributable to non-controlling interests	3.0%	9.9%
Net income attributable to Planet Fitness, Inc.	16.5%	9.6%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
(in thousands)
Revenue:
Franchise revenue	$42,162	$30,281
Commission income	1,989	6,516
National advertising fund revenue	10,461	—
Franchise segment	54,612	36,797
Corporate-owned stores	32,708	27,041
Equipment	34,013	27,264
Total revenue	121,333	91,102
Operating costs and expenses:
Cost of revenue	26,500	21,124
Store operations	18,356	15,184
Selling, general and administrative	17,623	13,820
National advertising fund expense	10,461	—
Depreciation and amortization	8,465	7,951
Other loss (gain)	1,010	(32)
Total operating costs and expenses	82,415	58,047
Income from operations	38,918	33,055
Other income (expense), net:
Interest expense, net	(8,734)	(8,763)
Other (expense) income	192	682
Total other expense, net	(8,542)	(8,081)
Income before income taxes	30,376	24,974
Provision for income taxes	6,883	7,108
Net income	23,493	17,866
Less net income attributable to non-controlling interests	3,613	9,024
Net income attributable to Planet Fitness, Inc.	$19,880	$8,842
Comparison of the three months ended March 31, 2018 and three months ended March 31, 2017
Revenue
Total revenues were $121.3 million in the three months ended March 31, 2018, compared to $91.1 million in the three months ended March 31, 2017, an increase of $30.2 million, or 33.2%.
Franchise segment revenue was $54.6 million in the three months ended March 31, 2018, compared to $36.8 million in the three months ended March 31, 2017, an increase of $17.8 million, or 48.4%.
Franchise revenue was $42.2 million in the three months ended March 31, 2018 compared to $30.3 million in the three months ended March 31, 2017, an increase of $11.9 million or 39.2%. Included in franchise revenue is royalty revenue of $34.4 million, franchise and other fees of $5.7 million, and placement revenue of $2.1 million for the three months ended March 31, 2018, compared to royalty revenue of $20.9 million, franchise and other fees of $7.3 million, and placement revenue of $2.1 million for the three months ended March 31, 2017. The $13.5 million increase in royalty revenue was primarily driven by $6.5 million due to higher royalty rates on monthly dues, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% which were offset by a corresponding decrease in franchise and other fees as well as reduced commission income. Additionally, $2.8 million attributable to higher royalties on annual fees, including stores not included in the same store sales base, $2.2 million attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $2.0 million attributable to a same store sales increase of 11.4% in franchisee-owned stores. The $1.6 million decrease in franchise and other fees was primarily driven by the 1.59% rebate to royalty amendment mentioned above in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Commission income, which is included in our franchise segment, was $2.0 million in the three months ended March 31, 2018 compared to $6.5 million in the three months ended March 31, 2017. The $4.5 million decrease was primarily attributable to the 1.59% rebate to royalty amendment mentioned above.
National advertising fund revenue was $10.5 million in the three months ended March 31, 2018, compared to zero in the three months ended March 31, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is equally offset by national advertising fund expenses below. See Note 15 in the notes to the consolidated financial statements.
Revenue from our corporate-owned stores segment was $32.7 million in the three months ended March 31, 2018, compared to $27.0 million in the three months ended March 31, 2017, an increase of $5.7 million, or 21.0%. The increase was due to higher revenue of $3.3 million from new corporate-owned stores opened and acquired since March 31, 2017, higher annual fees of $0.8 million and higher same store sales from corporate-owned stores which increased 5.0% in the three months ended March 31, 2018 and contributed incremental revenues of $1.2 million.
Equipment segment revenue was $34.0 million in the three months ended March 31, 2018, compared to $27.3 million in the three months ended March 31, 2017, an increase of $6.7 million, or 24.8%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, as well as higher equipment sales to new franchisee-owned stores related to four additional new equipment sales in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Cost of revenue
Cost of revenue was $26.5 million in the three months ended March 31, 2018 compared to $21.1 million in the three months ended March 31, 2017, an increase of $5.4 million, or 25.4%. Cost of revenue, which relates to our equipment segment, increased due to four additional equipment sales to new franchisee-owned stores, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $18.4 million in the three months ended March 31, 2018 compared to $15.2 million in the three months ended March 31, 2017, an increase of $3.2 million, or 20.9%. The increase is primarily attributable to the acquisition of six franchisee-owned stores on January 1, 2018, as well as the opening of four new corporate-owned stores in the fourth quarter of 2017.
Selling, general and administrative
Selling, general and administrative expenses were $17.6 million in the three months ended March 31, 2018 compared to $13.8 million in the three months ended March 31, 2017, an increase of $3.8 million, or 27.5%. The $3.8 million increase was primarily due to additional expenses incurred during the three months ended March 31, 2018 to support our growing operations, including additional headcount, equity-based compensation, and costs related to our franchisee conference which occurs approximately every 18 months. Partially offsetting this increase was $0.6 million of lower costs incurred in connection with secondary offerings in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $10.5 million in the three months ended March 31, 2018 compared to zero in the three months ended March 31, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is equally offset by national advertising fund revenue as described above. See Note 15 in the notes to the consolidated financial statements.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $8.5 million in the three months ended March 31, 2018 compared to $8.0 million in the three months ended March 31, 2017, an increase of $0.5 million, or 6.5%.
Other loss
Other loss was $1.0 million in the three months ended March 31, 2018 compared to zero in the three months ended March 31, 2017. In the three months ended March 31, 2018, this amount includes $0.6 million due to write off of certain assets that were being tested for possible use across the system and $0.4 million related to the loss on reacquired franchise rights recorded in relation to the acquisition of six franchisee-owned stores on January 1, 2018.
Interest expense, net
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense, net was $8.7 million in the three months ended March 31, 2018 compared to $8.8 million in the three months ended March 31, 2017.
Other income
Other income was $0.2 million in the three months ended March 31, 2018 compared to income of $0.7 million in the three months ended March 31, 2017, a decrease of $0.5 million. Other income includes a gain of $0.4 million and $0.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate in the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively. Other income also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $6.9 million in the three months ended March 31, 2018, compared to $7.1 million in the three months ended March 31, 2017, a decrease of $0.2 million. The decrease in the provision for income taxes is primarily attributable to the decrease in the tax rate effective January 1, 2018, partially offset by the increased economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.
The Company is subject to U.S. federal income taxes, in addition to state and local taxes, with respect to our allocable share of any net taxable income of Pla-Fit Holdings. Our effective tax rate of 26.3% and 39.5% for the three months ended March 31, 2018 and 2017, respectively, was calculated using the U.S. federal income tax rate and the statutory rates applied to income apportioned to each state and local jurisdiction. This tax rate has been applied to the portion of income before taxes that represents the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. The provision for income taxes also reflects an effective state tax rate of 2.0% for the three months ended March 31, 2018 and 2017, applied to non-controlling interests, excluding income from variable interest entities, related to Pla-Fit Holdings.
Segment results
Franchise
Segment EBITDA for the franchise segment was $36.7 million in the three months ended March 31, 2018 compared to $32.0 million in the three months ended March 31, 2017, an increase of $4.6 million, or 14.5%. This increase was primarily the result of growth in our franchise segment revenue of $6.5 million attributable to the previously described higher royalty rates due primarily to the 1.59% rebate to royalty amendments, $2.8 million attributable to higher royalties on annual fees, including stores not included in the same store sales base, $2.2 million due to higher royalties received from additional franchisee-owned stores not included in the same store sales base, and $2.0 million attributable to a same store sales increase of 11.4% in franchisee-owned stores. The increase in revenue was partially offset by $4.5 million of lower commission income and $1.6 million of lower franchise and other fee revenue in conjunction with the 1.59% rebate to royalty amendment mentioned above, and $2.7 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $2.0 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $12.2 million in the three months ended March 31, 2018 compared to $10.7 million in the three months ended March 31, 2017, an increase of $1.5 million, or 13.8%. Of this increase, $2.0 million was attributable to higher annual fee revenue, and higher revenue related to our same store sales increase of 5.0% in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. An additional $0.5 million increase is attributable to the stores opened and acquired since March 31, 2017. Partially offsetting these increases is the loss on reacquired franchise rights recorded in connection with the acquisition of six franchisee-owned stores on January 1, 2018 and the effect currency translation adjustments. Depreciation and amortization was $4.8 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.
Equipment
Segment EBITDA for the equipment segment was $7.5 million in the three months ended March 31, 2018 compared to $6.1 million in the three months ended March 31, 2017, an increase of $1.4 million, or 22.6%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, in addition to four additional equipment sales to new franchisee-owned stores in the three months ended

March 31, 2018 compared to the three months ended March 31, 2017. Depreciation and amortization was $1.3 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.
Liquidity and capital resources
As of March 31, 2018, we had $127.1 million of cash and cash equivalents. In addition, as of March 31, 2018, we had borrowing capacity of $75.0 million under our revolving credit facility.
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
The following table presents summary cash flow information for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	48,134	30,472
Investing activities	(30,499)	(5,336)
Financing activities	(3,319)	(5,324)
Effect of foreign exchange rates on cash	(250)	31
Net increase in cash	14,066	19,843
 Operating activities
For the three months ended March 31, 2018, net cash provided by operating activities was $48.1 million compared to $30.5 million in the three months ended March 31, 2017, an increase of $17.7 million. Of the increase, $7.3 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, and $10.4 million was due to lower cash used for working capital in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
New corporate-owned stores and corporate-owned stores not yet opened	—	—
Existing corporate-owned stores	1,604	4,054
Information systems	337	106
Corporate and all other	95	1,176
Total capital expenditures	2,036	5,336

For the three months ended March 31, 2018, net cash used in investing activities was $30.5 million compared to $5.3 million in the three months ended March 31, 2017, an increase of $25.2 million, and was primarily related to the acquisition of six franchisee-owned stores on January 1, 2018.

Financing activities
For the three months ended March 31, 2018, net cash used in financing activities was $3.3 million compared to $5.3 million in the three months ended March 31, 2017, a decrease of $2.0 million. Continuing LLC Owner distributions were $1.7 million in the three months ended March 31, 2018 compared to $3.1 million in the three months ended March 31, 2017.
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
The credit agreement governing our senior secured credit facility requires us to comply on a quarterly basis with one financial covenant which is a maximum ratio of debt to Credit Facility Adjusted EBITDA (the “leverage ratio”) that becomes more restrictive over time. This covenant is only for the benefit of the revolving credit facility. At March 31, 2018, the terms of the senior secured credit facility require that we maintain a leverage ratio of no more than 5.75 to 1.0. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 4.25 to 1.0 by June 30, 2020.
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
As of March 31, 2018, we were in compliance with our senior secured credit facility financial covenant with a leverage ratio of 3.3 to 1.0 which was calculated for the 12 months ended March 31, 2018 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility.
Off-balance sheet arrangements
As of March 31, 2018, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $0.9 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at March 31, 2018 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
We are exposed to market risk from changes in interest rates on our senior secured credit facility, which bears interest at variable rates and has a U.S. dollar LIBOR floor of 0.75% in respect of the term loans. As of March 31, 2018, we had outstanding borrowings of $707.7 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $7.1 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into a series of interest rate caps as discussed in Note 7 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2018, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended March 31, 2018.

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

Planet Fitness, Inc.
(Registrant)

Date: May 9, 2018	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)