Form 10-Q
period 2018-06-30
Planet Fitness, Inc.
filed 2018-08-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2018 there were 88,168,785 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 10,235,804 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

PLANET FITNESS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	future financial position;

•	business strategy;

•	budgets, projected costs and plans;

•	future industry growth;

•	financing sources;

•	Potential return of capital initiatives;

•	the impact of litigation, government inquiries and investigations; and

•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;

•	risks relating to damage to our brand and reputation;

•	our ability to successfully implement our growth strategy;

•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems;

•	our and our franchisees’ ability to attract and retain members;

•	the high level of competition in the health club industry generally;

•	our reliance on a limited number of vendors, suppliers and other third-party service providers;

•	our substantial increased indebtedness as a result of our refinancing and securitization transactions and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	risks relating to our corporate structure and tax receivable agreements; and

•
the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, and elsewhere in this Quarterly Report on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$147,784	$113,080
Accounts receivable, net of allowance for bad debts of $20 and $32 at June 30, 2018 and December 31, 2017, respectively	14,932	37,272
Due from related parties	—	3,020
Inventory	3,193	2,692
Restricted assets – national advertising fund	73	499
Deferred expenses – national advertising fund	1,648	—
Prepaid expenses	3,796	3,929
Other receivables	23,343	9,562
Other current assets	5,916	6,947
Total current assets	200,685	177,001
Property and equipment, net of accumulated depreciation of $44,676, as of June 30, 2018 and $36,228 as of December 31, 2017	87,570	83,327
Intangible assets, net	237,092	235,657
Goodwill	191,038	176,981
Deferred income taxes	406,699	407,782
Other assets, net	1,637	11,717
Total assets	$1,124,721	$1,092,465
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$7,185	$7,185
Accounts payable	16,268	28,648
Accrued expenses	14,715	18,590
Equipment deposits	9,001	6,498
Restricted liabilities – national advertising fund	73	490
Deferred revenue, current	23,186	19,083
Payable to related parties pursuant to tax benefit arrangements, current	25,578	31,062
Other current liabilities	436	474
Total current liabilities	96,442	112,030
Long-term debt, net of current maturities	693,957	696,576
Deferred rent, net of current portion	7,700	6,127
Deferred revenue, net of current portion	23,255	8,440
Deferred tax liabilities	1,389	1,629
Payable to related parties pursuant to tax benefit arrangements, net of current portion	391,876	400,298
Other liabilities	1,350	4,302
Total noncurrent liabilities	1,119,527	1,117,372
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 87,932 and 87,188 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9	9
Class B common stock, $.0001 par value - 100,000 authorized, 10,471 and 11,193 shares issued and outstanding as of June 30, 2018 December 31, 2017, respectively	1	1
Accumulated other comprehensive loss	(385)	(648)
Additional paid in capital	14,744	12,118
Accumulated deficit	(94,348)	(130,966)
Total stockholders' deficit attributable to Planet Fitness Inc.	(79,979)	(119,486)
Non-controlling interests	(11,269)	(17,451)
Total stockholders' deficit	(91,248)	(136,937)
Total liabilities and stockholders' deficit	$1,124,721	$1,092,465
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue:
Franchise	$45,417	$32,791	$87,579	$63,072
Commission income	1,575	5,003	3,563	11,519
National advertising fund revenue	11,158	—	21,620	—
Corporate-owned stores	34,252	28,285	66,959	55,326
Equipment	48,148	41,237	82,161	68,501
Total revenue	140,550	107,316	261,882	198,418
Operating costs and expenses:
Cost of revenue	36,744	31,452	63,244	52,576
Store operations	18,047	14,604	36,403	29,788
Selling, general and administrative	17,210	14,768	34,831	28,588
National advertising fund expense	11,158	—	21,620	—
Depreciation and amortization	8,619	7,894	17,084	15,845
Other loss (gain)	(39)	348	971	316
Total operating costs and expenses	91,739	69,066	174,153	127,113
Income from operations	48,811	38,250	87,729	71,305
Other expense, net:
Interest expense, net	(8,628)	(9,028)	(17,361)	(17,791)
Other expense	(502)	(933)	(310)	(251)
Total other expense, net	(9,130)	(9,961)	(17,671)	(18,042)
Income before income taxes	39,681	28,289	70,058	53,263
Provision for income taxes	9,263	10,285	16,146	17,393
Net income	30,418	18,004	53,912	35,870
Less net income attributable to non-controlling interests	4,544	5,592	8,157	14,616
Net income attributable to Planet Fitness, Inc.	$25,874	$12,412	45,755	$21,254
Net income per share of Class A common stock:
Basic	$0.30	$0.16	$0.52	$0.30
Diluted	$0.29	$0.16	$0.52	$0.30
Weighted-average shares of Class A common stock outstanding:
Basic	87,693	79,154	87,565	71,679
Diluted	88,105	79,193	87,931	71,713

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income including non-controlling interests	$30,418	$18,004	$53,912	$35,870
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	17	179	383	356
Foreign currency translation adjustments	(34)	13	(63)	5
Total other comprehensive (loss) income, net	(17)	192	320	361
Total comprehensive income including non-controlling interests	30,401	18,196	54,232	36,231
Less: total comprehensive income attributable to non-controlling interests	4,543	5,639	8,214	14,753
Total comprehensive income attributable to Planet Fitness, Inc.	$25,858	$12,557	$46,018	$21,478

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$53,912	$35,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,084	15,845
Amortization of deferred financing costs	973	942
Amortization of favorable leases and asset retirement obligations	186	184
Amortization of interest rate caps	446	954
Deferred tax expense	13,300	14,589
Loss on extinguishment of debt	—	79
Third party debt refinancing expense	—	1,021
Gain on re-measurement of tax benefit arrangement	(354)	(541)
Provision for bad debts	(8)	28
Loss on reacquired franchise rights	350	—
Loss (gain) on disposal of property and equipment	547	(323)
Equity-based compensation	2,687	1,012
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	22,281	11,542
Due to and due from related parties	3,375	(289)
Inventory	(501)	355
Other assets and other current assets	(3,109)	(3,239)
National advertising fund	(1,634)	—
Accounts payable and accrued expenses	(16,884)	(14,144)
Other liabilities and other current liabilities	(2,908)	(33)
Income taxes	131	(406)
Payable to related parties pursuant to tax benefit arrangements	(21,706)	(7,909)
Equipment deposits	2,503	5,390
Deferred revenue	6,229	1,826
Deferred rent	1,594	245
Net cash provided by operating activities	78,494	62,998
Cash flows from investing activities:
Additions to property and equipment	(8,136)	(14,127)
Acquisition of franchises	(28,503)	—
Proceeds from sale of property and equipment	134	—
Net cash used in investing activities	(36,505)	(14,127)
Cash flows from financing activities:
Principal payments on capital lease obligations	(23)	—
Repayment of long-term debt	(3,592)	(3,592)
Payment of deferred financing and other debt-related costs	—	(1,278)
Premiums paid for interest rate caps	—	(366)
Exercise of stock options	400	26
Dividend equivalent payments	(138)	(139)
Distributions to Continuing LLC Members	(3,503)	(5,592)
Net cash used in financing activities	(6,856)	(10,941)
Effects of exchange rate changes on cash and cash equivalents	(429)	198
Net increase in cash and cash equivalents	34,704	38,128
Cash and cash equivalents, beginning of period	113,080	40,393
Cash and cash equivalents, end of period	$147,784	$78,521
Supplemental cash flow information:
Net cash paid for income taxes	$2,929	$2,914
Cash paid for interest	$16,795	$15,890
Non-cash investing activities:
Non-cash additions to property and equipment	$2,072	$988

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	45,755	8,157	53,912
Equity-based compensation expense	—	—	—	—	—	2,690	(3)	—	2,687
Exchanges of Class B common stock	713	—	(713)	—	—	(1,471)	—	1,471	—
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	31	—	—	—	—	400	—	—	400
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,007	—	—	1,007
Forfeiture of dividend equivalents	—	—	—	—	—	—	58	—	58
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,503)	(3,503)
Cumulative effect adjustment (Note 15)	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	263	—	—	57	320
Balance at June 30, 2018	87,932	$9	10,471	$1	$(385)	$14,744	$(94,348)	$(11,269)	$(91,248)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 12.1 million members and 1,608 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of June 30, 2018.
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
As of June 30, 2018, Planet Fitness, Inc. held 100.0% of the voting interest and 89.4% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 10.6% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 1, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Total fair value at June 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$404	$—	$404	$—
	Total fair value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$340	$—	$340	$—

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

(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,603	$—	$4,420	$—
MMR	3,461	—	3,360	—
Total	$8,064	$—	$7,780	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $858 and $979 as of June 30, 2018 and December 31, 2017, respectively.
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

The purchase consideration was allocated as follows:

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
The acquisition was not material to the results of operations, financial position or cash flows of the Company.

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at June 30, 2018 and December 31, 2017 is as follows:

June 30, 2018	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.1	$172,932	(92,965)	$79,967
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	7.7	3,455	(2,156)	1,299
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	6.8	16,590	(7,199)	9,391
Reacquired ADA rights	5.0	150	(15)	135
		211,027	(120,235)	90,792
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$357,327	$(120,235)	$237,092
Goodwill		$191,038	$—	$191,038

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

Amortization expense related to the intangible assets totaled $4,012 and $4,710 for the three months ended June 30, 2018 and 2017, respectively, and $8,025 and $9,425 for the six months ended June 30, 2018 and 2017. Included within these total amortization expense amounts are $92 and $88 related to amortization of favorable leases for the three months ended June 30, 2018 and 2017, respectively, and $183 and $181 for the six months ended June 30, 2018 and 2017, respectively. Amortization of favorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of June 30, 2018 is as follows:

Amount
Remainder of 2018	$8,016
2019	15,536
2020	13,676
2021	13,701
2022	13,789
Thereafter	26,074
Total	$90,792

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Term loan B requires quarterly installments plus interest through the term of the loan, maturing March 31, 2021. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (all-in weighted-average rate of 4.89% at June 30, 2018 and 4.59% at December 31, 2017)	$705,877	$709,470
Revolving credit line, requires interest only payments through the term of the loan, maturing March 31, 2019. Outstanding borrowings bear interest at LIBOR or base rate (as defined) plus a margin at the election of the borrower (all-in rate of 6.75% at June 30, 2018 and 6.25% at December 31, 2017)	—	—
Total debt, excluding deferred financing costs	$705,877	709,470
Deferred financing costs, net of accumulated amortization	(4,735)	(5,709)
Total debt	701,142	703,761
Current portion of long-term debt and line of credit	7,185	7,185
Long-term debt, net of current portion	$693,957	$696,576

Term loan B payments are payable in quarterly installments with the final scheduled principal payment on the outstanding term loan borrowings due on March 31, 2021.
Future annual principal payments of long-term debt as of June 30, 2018 are as follows:

Amount
Remainder of 2018	$3,593
2019	7,185
2020	7,185
2021	687,914
2022	—
Total	$705,877

On August 1, 2018, the Company completed a refinancing of the above senior secured credit facilities. See Note 16.

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company monitors interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations, as well as the Company’s offsetting hedge positions.
In order to manage the market risk arising from the outstanding term loans, the Company has entered into a series of interest rate caps. As of June 30, 2018, the Company had interest rate cap agreements with notional amounts of $134,000 outstanding that were entered into in order to hedge three month LIBOR greater than 1.5% through September 30, 2018, and interest rate cap agreements with notional amounts of $219,837 that were entered into in order to hedge one month LIBOR greater than 2.5% through March 31, 2019.
The interest rate cap balances of $404 and $340 were recorded within other assets in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. The Company recorded an increase to the value of its interest rate caps of $17, net of tax of $5 and $180, net of tax of $89, within other comprehensive income (loss) during the three months ended June 30, 2018 and 2017, respectively, and an increase to the value of its interest rate caps of $383, net of tax of $130, and $356, net of tax of $145, within other comprehensive income (loss) during the six months ended June 30, 2018 and 2017 respectively.
As of June 30, 2018, the Company expects to reclassify all amounts related to interest rate caps included in accumulated other comprehensive income (loss) into earnings during the next 12 months.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(8) Related Party Transactions

Amounts due from related parties of $0 and $3,020 as of June 30, 2018 and December 31, 2017. The balance at December 31, 2017 primarily related to potential reimbursements for certain taxes accrued or paid by the Company (see Note 11).

Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Franchise revenue	$813	$382	$1,557	$830
Equipment revenue	323	554	323	573
Total revenue from related parties	$1,136	$936	1,880	$1,403

Additionally, the Company had deferred area development agreement revenue from related parties of $824 and $389 as of June 30, 2018 and December 31, 2017, respectively.
The Company entered into a consulting agreement that continues through December 31, 2018 with a shareholder and former executive officer of the Company.
The Company had payables to related parties pursuant to tax benefit arrangements of $50,890 and $44,794, as of June 30, 2018 and December 31, 2017, respectively (see Note 11).
The Company provides administrative services to Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $556 and $428 for the three months ended June 30, 2018 and 2017, respectively, and $1,196 and $1,001 for the six months ended June 30, 2018 and 2017, respectively.

(9) Stockholder’s Equity
Pursuant to the exchange agreement between the Company and the Continuing LLC Owners, the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. In connection with any exchange of Holdings Units for shares of Class A common stock by a Continuing LLC Owner, the number of Holdings Units held by the Company is correspondingly increased as it acquires the exchanged Holdings Units, and a corresponding number of shares of Class B common stock are canceled.
During the six months ended June 30, 2018, certain existing holders of Holdings Units exercised their exchange rights and exchanged 713,000 Holdings Units for 713,000 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 713,000 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 713,000 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of these transactions, as of June 30, 2018:

•
Holders of our Class A common stock owned 87,932,160 shares of our Class A common stock, representing 89.4% of the voting power in the Company and, through the Company, 87,932,160 Holdings Units representing 89.4% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively owned 10,470,750 Holdings Units, representing 10.6% of the economic interest in Pla-Fit Holdings and 10,470,750 shares of our Class B common stock, representing 10.6% of the voting power in the Company.

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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Net income	$30,418	$18,004	$53,912	$35,870
Less: net income attributable to non-controlling interests	4,544	5,592	8,157	14,616
Net income attributable to Planet Fitness, Inc.	$25,874	$12,412	$45,755	$21,254
Denominator
Weighted-average shares of Class A common stock outstanding - basic	87,693,377	79,153,778	87,564,596	71,678,755
Effect of dilutive securities:
Stock options	389,994	33,564	351,987	28,893
Restricted stock units	21,960	5,708	14,886	5,121
Weighted-average shares of Class A common stock outstanding - diluted	88,105,331	79,193,050	87,931,469	71,712,769
Earnings per share of Class A common stock - basic	$0.30	$0.16	$0.52	$0.30
Earnings per share of Class A common stock - diluted	$0.29	$0.16	$0.52	$0.30
Weighted average shares of Class B common stock of 10,704,794 and 19,197,461 for the three months ended June 30, 2018 and 2017, respectively, and 10,828,471 and 26,745,818 for the six months ended June 30, 2018 and 2017, respectively, were evaluated under the if-converted method for potential dilutive effects and were not determined to be dilutive. Weighted average stock options outstanding of 164,341 and 491,856 for the three months ended June 30, 2018 and 2017, respectively and 82,165 and 302,457 for the six months ended June 30, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average RSUs outstanding of 1,153 and 0 respectively, and 579 and 0 for the six months ended June 30, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.

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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 23.3% and 36.4% for the three months ended June 30, 2018 and 2017, respectively and 23.0% and 32.7% for the six months ended June 30, 2018 and 2017, respectively. The reduction in the effective tax rate was primarily attributable to the lower U.S. statutory tax rate in 2018, partially offset by the Company’s increased pro rata share of income from Pla-Fit Holdings. The impact of discrete items was not material. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three and six months ended June 30, 2018 and 2017.
Net deferred tax assets of $405,310 and $406,153 as of June 30, 2018 and December 31, 2017, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and IPO. As of June 30, 2018, the Company does not have any material net operating loss carryforwards.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of June 30, 2018 and December 31, 2017, the total liability related to uncertain tax positions was $300 and $2,608, respectively. During the three months ended June 30, 2018, the Company settled an examination for $2,625 which was fully indemnified. At the date of settlement the Company had recorded on its balance sheet an uncertain tax position reserve and related indemnification asset of $2,967 reflecting principal and interest and therefore released $342 as an offset to provision for income taxes and also released an indemnification asset of $342 through other expense. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2018 and 2017 were not material.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R. 1, originally known as the Tax Cuts and Jobs Act ("2017 Tax Act"). As of December 31, 2017, the Company made reasonable provisional estimates of the effects of the Tax Act on our consolidated financial statements and tax disclosures, including changes to existing deferred tax balances, the mandatory repatriation tax and remeasurement of our tax benefit arrangements. At June 30, 2018, the Company has not obtained the additional information needed to complete the accounting for the effects of the 2017 Tax Act.
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
During the six months ended June 30, 2018, 713,000 Holdings Units were redeemed by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $426 during the six months ended June 30, 2018. As a result of these exchanges, during the six months ended June 30, 2018, we also recognized deferred tax assets in the amount of $9,587, and corresponding tax benefit arrangement liabilities of $8,154, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of June 30, 2018 and December 31, 2017, the Company had a liability of $417,454 and $431,360, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2018	$8,764
2019	24,004
2020	23,983
2021	24,407
2022	24,897
Thereafter	311,399
Total	$417,454

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

The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from the national advertising fund beginning on January 1, 2018 (see Note 15). The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.

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

The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Franchise segment revenue - U.S.	$57,252	$37,017	$110,697	$73,445
Franchise segment revenue - International	898	777	2,065	1,146
Franchise segment total	58,150	37,794	112,762	74,591
Corporate-owned stores - U.S.	33,125	27,210	64,697	53,183
Corporate-owned stores - International	1,127	1,075	2,262	2,143
Corporate-owned stores total	34,252	28,285	66,959	55,326
Equipment segment - U.S.	48,148	41,237	82,161	68,501
Equipment segment total	48,148	41,237	82,161	68,501
Total revenue	$140,550	$107,316	$261,882	$198,418

Franchise segment revenue includes franchise revenue, national advertising fund revenue, and commission income.

Franchise revenue includes revenue generated from placement services of $3,079 and $2,871 for the three months ended June 30, 2018 and 2017, respectively, and $5,177 and $4,977 for the six months June 30, 2018 and 2017, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment EBITDA
Franchise	$40,041	$32,487	$76,719	$64,519
Corporate-owned stores	14,666	12,840	26,837	23,533
Equipment	11,457	9,809	18,925	15,904
Corporate and other	(9,236)	(9,925)	(17,978)	(17,057)
Total Segment EBITDA	$56,928	$45,211	$104,503	$86,899

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total Segment EBITDA	$56,928	$45,211	$104,503	$86,899
Less:
Depreciation and amortization	8,619	7,894	17,084	15,845
Other expense	(502)	(933)	(310)	(251)
Income from operations	48,811	38,250	87,729	71,305
Interest expense, net	(8,628)	(9,028)	(17,361)	(17,791)
Other expense	(502)	(933)	(310)	(251)
Income before income taxes	$39,681	$28,289	$70,058	$53,263

The following table summarizes the Company’s assets by reportable segment:

	June 30, 2018	December 31, 2017
Franchise	$239,226	$243,348
Corporate-owned stores	191,473	167,367
Equipment	185,594	206,632
Unallocated	508,428	475,118
Total consolidated assets	$1,124,721	$1,092,465

The table above includes $2,191 and $2,558 of long-lived assets located in the Company’s corporate-owned stores in Canada as of June 30, 2018 and December 31, 2017, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2018	December 31, 2017
Franchise	$16,938	$16,938
Corporate-owned stores	81,434	67,377
Equipment	92,666	92,666
Consolidated goodwill	$191,038	$176,981

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Corporate-Owned and Franchisee-Owned Stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,497	1,309	1,456	1,255
New stores opened	44	37	91	91
Stores debranded, sold or consolidated(1)	(1)	(1)	(7)	(1)
Stores operated at end of period	1,540	1,345	1,540	1,345

Corporate-owned stores:
Stores operated at beginning of period	68	58	62	58
New stores opened	—	—	—	—
Stores acquired from franchisees	—	—	6	—
Stores operated at end of period	68	58	68	58

Total stores:
Stores operated at beginning of period	1,565	1,367	1,518	1,313
New stores opened	44	37	91	91
Stores acquired, debranded, sold or consolidated(1)	(1)	(1)	(1)	(1)
Stores operated at end of period	1,608	1,403	1,608	1,403

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
The Company recognizes commission income from certain of its franchisees’ use of certain preferred vendor arrangements. Commissions are recognized when amounts have been earned and collectability from the vendor is reasonably assured.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Billing transaction fees are paid to the Company by certain of its franchisees for the processing of franchisee membership dues and annual fees through the Company’s third-party hosted point-of-sale system and are recognized as revenue as they are earned.
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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and June 30, 2018,

Contract liabilities
Balance at January 1, 2018	$40,000
Revenue recognized that was included in the contract liability at the beginning of the year	(16,107)
Increase, excluding amounts recognized as revenue during the period	22,548
Balance at June 30, 2018	$46,441

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an "as invoiced" basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
2018	$16,533
2019	8,035
2020	2,179
2021	2,012
2022	1,873
Thereafter	15,809
Total	$46,441

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

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our consolidated statements of operations for the three and six months ended June 30, 2018, cash flows from operating activities for the six months ended June 30, 2018 and our condensed consolidated balance sheet as of June 30, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):
Consolidated statement of operations

	As reported for the three months ended June 30, 2018	Total adjustments	Amounts under Previous Standards	As reported for the six months ended June 30, 2018	Total adjustments	Amounts under Previous Standards
Revenue:
Franchise	$45,417	$762	$46,179	$87,579	$2,527	$90,106
Commission income	1,575	—	1,575	3,563	—	3,563
National advertising fund revenue	11,158	(11,158)	—	21,620	(21,620)	—
Corporate-owned stores	34,252	—	34,252	66,959	—	66,959
Equipment	48,148	—	48,148	82,161	—	82,161
Total revenue	140,550	(10,396)	130,154	261,882	(19,093)	242,789
Operating costs and expenses:
Cost of revenue	36,744	—	36,744	63,244	—	63,244
Store operations	18,047	—	18,047	36,403	—	36,403
Selling, general and administrative	17,210	—	17,210	34,831	—	34,831
National advertising fund expense	11,158	(11,158)	—	21,620	(21,620)	—
Depreciation and amortization	8,619	—	8,619	17,084	—	17,084
Other loss (gain)	(39)	—	(39)	971	—	971
Total operating costs and expenses	91,739	(11,158)	80,581	174,153	(21,620)	152,533
Income from operations	48,811	762	49,573	87,729	2,527	90,256
Other expense, net:
Interest expense, net	(8,628)	—	(8,628)	(17,361)	—	(17,361)
Other (expense) income	(502)	—	(502)	(310)	—	(310)
Total other expense, net	(9,130)	—	(9,130)	(17,671)	—	(17,671)
Income before income taxes	39,681	762	40,443	70,058	2,527	72,585
Provision for income taxes	9,263	200	9,463	16,146	624	16,770
Net income	30,418	562	30,980	53,912	1,903	55,815
Less net income attributable to non-controlling interests	4,544	83	4,627	8,157	279	8,436
Net income attributable to Planet Fitness, Inc.	$25,874	$479	$26,353	$45,755	$1,624	$47,379
Net income per share of Class A common stock:
Basic	$0.30		$0.30	$0.52		$0.54
Diluted	$0.29		$0.30	$0.52		$0.54

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated Statement of Cash Flows

	As reported June 30, 2018	Total adjustments	Amounts under Previous Standards
Cash flows from operating activities:
Net income	$53,912	$1,903	$55,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,084	—	17,084
Amortization of deferred financing costs	973	—	973
Amortization of favorable leases and asset retirement obligations	186	—	186
Amortization of interest rate caps	446	—	446
Deferred tax expense	13,300	—	13,300
Gain on re-measurement of tax benefit arrangement	(354)	—	(354)
Provision for bad debts	(8)	—	(8)
Loss on reacquired franchise rights	350	—	350
Loss (gain) on disposal of property and equipment	547	—	547
Equity-based compensation	2,687	—	2,687
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	22,281	—	22,281
Due to and due from related parties	3,375	—	3,375
Inventory	(501)	—	(501)
Other assets and other current assets	(3,109)	—	(3,109)
National advertising fund	(1,634)	—	(1,634)
Accounts payable and accrued expenses	(16,884)	—	(16,884)
Other liabilities and other current liabilities	(2,908)	—	(2,908)
Income taxes	131	624	755
Payable to related parties pursuant to tax benefit arrangements	(21,706)	—	(21,706)
Equipment deposits	2,503	—	2,503
Deferred revenue	6,229	(2,527)	3,702
Deferred rent	1594	—	1,594
Net cash provided by operating activities	$78,494	$—	$78,494

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated Balance Sheet

	As reported June 30, 2018	Total adjustments	Amounts under Previous Standards
Assets
Current assets:
Cash and cash equivalents	$147,784	$—	$147,784
Accounts receivable, net	14,932	—	14,932
Due from related parties	—	—	—
Inventory	3,193	—	3,193
Restricted assets – national advertising fund	73	—	73
Deferred expenses – national advertising fund	1,648	—	1,648
Prepaid expenses	3,796	—	3,796
Other receivables	23,343	—	23,343
Other current assets	5,916	—	5,916
Total current assets	200,685	—	200,685
Property and equipment, net	87,570	—	87,570
Intangible assets, net	237,092	—	237,092
Goodwill	191,038	—	191,038
Deferred income taxes	406,699	(3,285)	403,414
Other assets, net	1,637	—	1,637
Total assets	$1,124,721	$(3,285)	$1,121,436
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$—	$7,185
Accounts payable	16,268	—	16,268
Accrued expenses	14,715	624	15,339
Equipment deposits	9,001	—	9,001
Restricted liabilities – national advertising fund	73	—	73
Deferred revenue, current	23,186	306	23,492
Payable pursuant to tax benefit arrangements, current	25,578	—	25,578
Other current liabilities	436	—	436
Total current liabilities	96,442	930	97,372
Long-term debt, net of current maturities	693,957	—	693,957
Deferred rent, net of current portion	7,700	—	7,700
Deferred revenue, net of current portion	23,255	(15,068)	8,187
Deferred tax liabilities	1,389	—	1,389
Payable pursuant to tax benefit arrangements, net of current portion	391,876	—	391,876
Other liabilities	1,350	—	1,350
Total noncurrent liabilities	1,119,527	(15,068)	1,104,459
Stockholders' equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive loss	(385)	—	(385)
Additional paid in capital	14,744	—	14,744
Accumulated deficit	(94,348)	10,574	(83,774)
Total stockholders' deficit attributable to Planet Fitness Inc.	(79,979)	10,574	(69,405)
Non-controlling interests	(11,269)	279	(10,990)
Total stockholders' deficit	(91,248)	10,853	(80,395)
Total liabilities and stockholders' deficit	$1,124,721	$(3,285)	$1,121,436

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(16) Subsequent events

On August 1, 2018, Planet Fitness Master Issuer, LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit, all of which is currently undrawn. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

The legal final maturity date of the Class A-2 Notes is in August 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in August 2022 and the Class A-2-II Notes will be repaid in August 2025.

A portion of the proceeds of the Notes was used to repay the remaining $705,877 of principal outstanding on the existing senior secured credit facility. The additional proceeds, net of transaction costs, are being used for general corporate purposes, and may include a return of capital to the Company’s shareholders.
On August 9, 2018, the Company announced that its Board of Directors approved an increase to the total amount of the share repurchase program to $500,000. The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and will depend on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the indenture governing our outstanding notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.

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
As of June 30, 2018, we had more than 12.1 million members and 1,608 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, and Mexico. Of our 1,608 stores, 1,540 are franchised and 68 are corporate-owned. As of June 30, 2018, we had commitments to open more than 1,000 new stores under existing area development agreements.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from our national advertising fund beginning on January 1, 2018 (see note 15). Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2018 and 2017. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Franchise segment	$58,150	$37,794	$112,762	$74,591
Corporate-owned stores segment	34,252	28,285	66,959	55,326
Equipment segment	48,148	41,237	82,161	68,501
Total revenue	$140,550	$107,316	$261,882	$198,418

Segment EBITDA
Franchise	$40,041	$32,487	$76,719	$64,519
Corporate-owned stores	14,666	12,840	26,837	23,533
Equipment	11,457	9,809	18,925	15,904
Corporate and other	(9,236)	(9,925)	(17,978)	(17,057)
Total Segment EBITDA(1)	$56,928	$45,211	$104,503	$86,899

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2018
Income from operations	$38,092	$9,849	$10,201	$(9,331)	$48,811
Depreciation and amortization	1,949	4,952	1,256	462	8,619
Other expense	—	(135)	—	(367)	(502)
Segment EBITDA(1)	$40,041	$14,666	$11,457	$(9,236)	$56,928

Three months ended June 30, 2017
Income from operations	$30,346	$8,949	$8,258	$(9,303)	$38,250
Depreciation and amortization	2,141	3,812	1,551	390	7,894
Other income (expense)	—	79	—	(1,012)	(933)
Segment EBITDA(1)	$32,487	$12,840	$9,809	$(9,925)	$45,211

Six months ended June 30, 2018
Income from operations	$72,790	$17,456	$16,412	$(18,929)	$87,729
Depreciation and amortization	3,941	9,729	2,513	901	17,084
Other income (expense)	(12)	(348)	—	50	(310)
Segment EBITDA(1)	$76,719	$26,837	$18,925	$(17,978)	$104,503

Six months ended June 30, 2017
Income from operations	$60,243	$15,629	$12,803	$(17,370)	$71,305
Depreciation and amortization	4,284	7,684	3,101	776	15,845
Other income (expense)	(8)	220	—	(463)	(251)
Segment EBITDA(1)	$64,519	$23,533	$15,904	$(17,057)	$86,899

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,497	1,309	1,456	1,255
New stores opened	44	37	91	91
Stores debranded, sold or consolidated(1)	(1)	(1)	(7)	(1)
Stores operated at end of period	1,540	1,345	1,540	1,345

Corporate-owned stores:
Stores operated at beginning of period	68	58	62	58
New stores opened	—	—	—	—
Stores acquired from franchisees	—	—	6	—
Stores operated at end of period	68	58	68	58

Total stores:
Stores operated at beginning of period	1,565	1,367	1,518	1,313
New stores opened	44	37	91	91
Stores acquired, debranded, sold or consolidated(1)	(1)	(1)	(1)	(1)
Stores operated at end of period	1,608	1,403	1,608	1,403

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
The following table shows our same store sales for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Same store sales data
Same store sales growth:
Franchisee-owned stores	10.4%	9.3%	10.8%	10.3%
Corporate-owned stores	5.7%	4.3%	5.4%	4.4%
Total stores	10.2%	9.0%	10.6%	10.0%
Number of stores in same store sales base:
Franchisee-owned stores	1,328	1,138	1,328	1,138
Corporate-owned stores	58	58	58	58
Total stores	1,392	1,196	1,392	1,196

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(in thousands)
Net income	$30,418	$18,004	$53,912	$35,870
Interest expense, net	8,628	9,028	17,361	17,791
Provision for income taxes	9,263	10,285	16,146	17,393
Depreciation and amortization	8,619	7,894	17,084	15,845
EBITDA	$56,928	$45,211	$104,503	$86,899
Purchase accounting adjustments-revenue(1)	(30)	444	414	780
Purchase accounting adjustments-rent(2)	168	191	350	387
Loss on reacquired franchise rights(3)	—	—	350	—
Transaction fees(4)	—	1,021	—	1,021
Stock offering-related costs(5)	—	329	—	937
Severance costs(6)	352	—	352	—
Pre-opening costs(7)	461	—	483	—
Early lease termination costs(8)	—	719	—	719
Other(9)	502	—	702	(573)
Adjusted EBITDA	$58,381	$47,915	$107,154	$90,170

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $77, $104, $167 and $207 in the three and six months ended June 30, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $92, $88, $183 and $181 in the three and six months ended June 30, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(4)	Represents transaction fees and expenses related to the amendment of our credit facilities.

(5)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.

(6)	Represents severance expense recorded in connection with an equity award modification.

(7)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(8)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.

(9)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three and six months ended June 30, 2018, this amount includes $342 related to the reversal of a tax indemnification receivable. In the six months ended June 30, 2018 and 2017, this amount includes a gain of $354 and $541, respectively, related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Additionally, in the six months ended June 30, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

As a result of the recapitalization transactions that occurred prior to our IPO, the limited liability company agreement of Pla-Fit Holdings was amended and restated (the “LLC Agreement”) to, among other things, designate Planet Fitness, Inc. as the sole managing member of Pla-Fit Holdings. As sole managing member, Planet Fitness, Inc. exclusively operates and controls the business and affairs of Pla-Fit Holdings. As a result of the recapitalization transactions and the LLC Agreement, Planet Fitness, Inc. now consolidates Pla-Fit Holdings, and Pla-Fit Holdings is considered the predecessor to Planet Fitness, Inc. for accounting purposes. Our presentation of Adjusted net income and Adjusted net income per share, diluted, gives effect to the consolidation of Pla-Fit Holdings with Planet Fitness, Inc. resulting from the recapitalization transactions and the LLC Agreement as if they had occurred on January 1, 2017. In addition, Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$30,418	$18,004	$53,912	$35,870
Provision for income taxes, as reported	9,263	10,285	16,146	17,393
Purchase accounting adjustments-revenue(1)	(30)	444	414	780
Purchase accounting adjustments-rent(2)	168	191	350	387
Loss on reacquired franchise rights(3)	—	—	350	—
Transaction fees(4)	—	1,021	—	1,021
Stock offering-related costs(5)	—	329	—	937
Severance costs(6)	352	—	352	—
Pre-opening costs(7)	461	—	483	—
Early lease termination costs(8)	—	912	—	1,143
Other(9)	502	—	702	(573)
Purchase accounting amortization(10)	3,920	4,622	7,841	9,244
Adjusted income before income taxes	$45,054	$35,808	$80,550	$66,202
Adjusted income taxes(11)	11,849	14,144	21,185	26,150
Adjusted net income	$33,205	$21,664	$59,365	$40,052

Adjusted net income per share, diluted	$0.34	$0.22	$0.60	$0.41

Adjusted weighted-average shares outstanding(12)	98,810	98,391	98,760	98,459

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $77, $104, $167 and $207 in the three and six months ended June 30, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $92, $88, $183 and $181 for the three and six months ended June 30, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(4)	Represents transaction fees and expenses related to the amendment of our credit facilities

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

(8)
Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters. In the three and six months ended June 30, 2017, this amount includes expense of $193 and $424, respectively, related to accelerated depreciation expense taken on our headquarters in preparation for moving to a new building.

(9)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three and six months ended June 30, 2018, this amount includes $342 related to the reversal of a tax indemnification receivable. In the six months ended June 30, 2018 and 2017, this amount includes a gain of $354 and $541, respectively, related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Additionally, in the six months ended June 30, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

(10)
Includes $3,096, $4,086, $6,192 and $8,172 of amortization of intangible assets, other than favorable leases, for the three and six months ended June 30, 2018 and 2017, respectively, recorded in connection with the 2012 Acquisition, and $825, $536, $1,650 and $1,072 of amortization of intangible assets for the three months ended June 30, 2018 and 2017, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(11)
Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three and six months ended June 30, 2018 and 2017, respectively, applied to adjusted income before income taxes.

(12)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$25,874	88,105	$0.29	$12,412	79,193	$0.16
Assumed exchange of shares(2)	4,544	10,705		5,592	19,198
Net Income	30,418			18,004
Adjustments to arrive at adjusted income before income taxes(3)	14,636			17,804
Adjusted income before income taxes	45,054			35,808
Adjusted income taxes(4)	11,849			14,144
Adjusted Net Income	$33,205	98,810	$0.34	$21,664	98,391	$0.22

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three and six months ended June 30, 2018 and 2017, respectively, applied to adjusted income before income taxes.

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$45,755	87,931	$0.52	$21,254	71,713	$0.30
Assumed exchange of shares(2)	8,157	10,829		14,616	26,746
Net Income	53,912			35,870
Adjustments to arrive at adjusted income before income taxes(3)	26,638			30,332
Adjusted income before income taxes	80,550			66,202
Adjusted income taxes(4)	21,185			26,150
Adjusted Net Income	$59,365	98,760	$0.60	$40,052	98,459	$0.41

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three and six months ended June 30, 2018 and 2017, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Franchise revenue	32.3%	30.6%	33.4%	31.8%
Commission income	1.1%	4.6%	1.3%	5.8%
National advertising fund revenue	7.9%	—%	8.3%	—%
Franchise segment	41.3%	35.2%	43.0%	37.6%
Corporate-owned stores	24.4%	26.4%	25.6%	27.9%
Equipment	34.3%	38.4%	31.4%	34.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	26.1%	29.3%	24.1%	26.5%
Store operations	12.8%	13.6%	13.9%	15.0%
Selling, general and administrative	12.2%	13.8%	13.3%	14.4%
National advertising fund expense	7.9%	—%	8.3%	—%
Depreciation and amortization	6.1%	7.4%	6.5%	8.0%
Other loss (gain)	—%	0.3%	0.4%	0.2%
Total operating costs and expenses	65.1%	64.4%	66.5%	64.1%
Income from operations	34.9%	35.6%	33.5%	35.9%
Other income (expense), net:
Interest expense, net	(6.1)%	(8.4)%	(6.6)%	(9.0)%
Other expense	(0.4)%	(0.9)%	(0.1)%	(0.1)%
Total other expense, net	(6.5)%	(9.3)%	(6.7)%	(9.1)%
Income before income taxes	28.4%	26.3%	26.8%	26.8%
Provision for income taxes	6.6%	9.6%	6.2%	8.8%
Net income	21.8%	16.7%	20.6%	18.0%
Less net income attributable to non-controlling interests	3.2%	5.2%	3.1%	7.4%
Net income attributable to Planet Fitness, Inc.	18.6%	11.5%	17.5%	10.6%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
(in thousands)
Revenue:
Franchise revenue	$45,417	$32,791	$87,579	$63,072
Commission income	1,575	5,003	3,563	11,519
National advertising fund revenue	11,158	—	21,620	—
Franchise segment	58,150	37,794	112,762	74,591
Corporate-owned stores	34,252	28,285	66,959	55,326
Equipment	48,148	41,237	82,161	68,501
Total revenue	140,550	107,316	261,882	198,418
Operating costs and expenses:
Cost of revenue	36,744	31,452	63,244	52,576
Store operations	18,047	14,604	36,403	29,788
Selling, general and administrative	17,210	14,768	34,831	28,588
National advertising fund expense	11,158	—	21,620	—
Depreciation and amortization	8,619	7,894	17,084	15,845
Other loss (gain)	(39)	348	971	316
Total operating costs and expenses	91,739	69,066	174,153	127,113
Income from operations	48,811	38,250	87,729	71,305
Other income (expense), net:
Interest expense, net	(8,628)	(9,028)	(17,361)	(17,791)
Other expense	(502)	(933)	(310)	(251)
Total other expense, net	(9,130)	(9,961)	(17,671)	(18,042)
Income before income taxes	39,681	28,289	70,058	53,263
Provision for income taxes	9,263	10,285	16,146	17,393
Net income	30,418	18,004	53,912	35,870
Less net income attributable to non-controlling interests	4,544	5,592	8,157	14,616
Net income attributable to Planet Fitness, Inc.	$25,874	$12,412	$45,755	$21,254
Comparison of the three months ended June 30, 2018 and three months ended June 30, 2017
Revenue
Total revenues were $140.6 million in the three months ended June 30, 2018, compared to $107.3 million in the three months ended June 30, 2017, an increase of $33.2 million, or 31.0%.
Franchise segment revenue was $58.2 million in the three months ended June 30, 2018, compared to $37.8 million in the three months ended June 30, 2017, an increase of $20.4 million, or 53.9%.
Franchise revenue was $45.4 million in the three months ended June 30, 2018 compared to $32.8 million in the three months ended June 30, 2017, an increase of $12.6 million or 38.5%. Included in franchise revenue is royalty revenue of $38.3 million, franchise and other fees of $4.0 million, and placement revenue of $3.1 million for the three months ended June 30, 2018, compared to royalty revenue of $23.6 million, franchise and other fees of $6.3 million, and placement revenue of $2.9 million for the three months ended June 30, 2017. The $14.8 million increase in royalty revenue was primarily driven by $7.2 million due to higher royalty rates on monthly dues and $3.2 million due to higher royalties on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% which were offset by a corresponding decrease in franchise and other fees as well as reduced commission income (the "rebate to royalty amendment"). Additionally, $2.4 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base and $2.0 million attributable to a same store sales increase of 10.4% in franchisee-owned stores. The $2.3 million decrease in franchise and other fees was primarily driven by the 1.59% rebate to royalty amendment mentioned above in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Commission income, which is included in our franchise segment, was $1.6 million in the three months ended June 30, 2018 compared to $5.0 million in the three months ended June 30, 2017. The $3.4 million decrease was primarily attributable to the 1.59% rebate to royalty amendment mentioned above.
National advertising fund revenue was $11.2 million in the three months ended June 30, 2018, compared to zero in the three months ended June 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is offset by national advertising fund expenses below. See Note 15 in the notes to the consolidated financial statements.
Revenue from our corporate-owned stores segment was $34.3 million in the three months ended June 30, 2018, compared to $28.3 million in the three months ended June 30, 2017, an increase of $6.0 million, or 21.1%. The increase was due to higher revenue of $4.0 million from new corporate-owned stores opened and acquired since March 31, 2017, higher same store sales from corporate-owned stores which increased 5.7% in the three months ended June 30, 2018 and contributed incremental revenues of $1.4 million, and higher annual fee revenue of $0.4 million.
Equipment segment revenue was $48.1 million in the three months ended June 30, 2018, compared to $41.2 million in the three months ended June 30, 2017, an increase of $6.9 million, or 16.8%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, as well as higher equipment sales to new franchisee-owned stores related to four additional new equipment sales in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Cost of revenue
Cost of revenue was $36.7 million in the three months ended June 30, 2018 compared to $31.5 million in the three months ended June 30, 2017, an increase of $5.3 million, or 16.8%. Cost of revenue, which relates to our equipment segment, increased due to four additional equipment sales to new franchisee-owned stores, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $18.0 million in the three months ended June 30, 2018 compared to $14.6 million in the three months ended June 30, 2017, an increase of $3.4 million, or 23.6%. The increase was primarily attributable to the acquisition of six franchisee-owned stores on January 1, 2018, as well as the opening of four new corporate-owned stores in the fourth quarter of 2017.
Selling, general and administrative
Selling, general and administrative expenses were $17.2 million in the three months ended June 30, 2018 compared to $14.8 million in the three months ended June 30, 2017, an increase of $2.4 million, or 16.5%. The $2.4 million increase was primarily due to additional expenses incurred during the three months ended June 30, 2018 to support our growing operations, including additional headcount and equity-based compensation. Partially offsetting this increase was $0.3 million of lower costs incurred in connection with secondary offerings in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $11.2 million in the three months ended June 30, 2018 compared to zero in the three months ended June 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is offset by national advertising fund revenue as described above. See Note 15 in the notes to the consolidated financial statements.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $8.6 million in the three months ended June 30, 2018 compared to $7.9 million in the three months ended June 30, 2017, an increase of $0.7 million, or 9.2%.
Other loss (gain)
Other loss (gain) was zero in the three months ended June 30, 2018 compared to a loss of $0.3 million in the three months ended June 30, 2017.
Interest expense, net
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense, net was $8.6 million in the three months ended June 30, 2018 compared to $9.0 million in the three months ended June 30, 2017.
Other expense
Other expense was $0.5 million in the three months ended June 30, 2018 compared to $0.9 million in the three months ended June 30, 2017, an increase of $0.4 million. In the three months ended June 30, 2018, other expense includes a loss of $0.3 million related to the write-off of an indemnification asset. In the three months ended June 30, 2017, other expense includes $1.0 million of third party fees recorded in connection with the May 2017 amendment of our credit facility, partially offset by a gain of $0.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Other expense also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $9.3 million in the three months ended June 30, 2018, compared to $10.3 million in the three months ended June 30, 2017, a decrease of $1.0 million. The decrease in the provision for income taxes was primarily attributable to the decrease in the tax rate effective January 1, 2018 as evidenced by our lower effective tax rate of 23.3% for the three months ended June 30, 2018 compared to 36.4% for the three months ended June 30, 2017, partially offset by the Company’s increased pro rata share of income from Pla-Fit Holdings in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.
Segment results
Franchise
Segment EBITDA for the franchise segment was $40.0 million in the three months ended June 30, 2018 compared to $32.5 million in the three months ended June 30, 2017, an increase of $7.6 million, or 23.3%. This increase was primarily the result of growth in our franchise segment revenue of $7.2 million due to higher royalty rates on monthly dues and $3.2 million due to higher royalties on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59%, $2.4 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $2.0 million attributable to a same store sales increase of 10.4% in franchisee-owned stores. The increase in revenue was partially offset by $3.4 million of lower commission income and $2.3 million of lower franchise and other fee revenue in conjunction with the 1.59% rebate to royalty amendment mentioned above, and $1.6 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $1.9 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $14.7 million in the three months ended June 30, 2018 compared to $12.8 million in the three months ended June 30, 2017, an increase of $1.8 million, or 14.2%. Of this increase, $1.1 million related to increased revenues from stores included in our same store sales base in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. An additional $1.5 million increase was attributable to the stores opened and acquired since March 31, 2017. Partially offsetting these increases is $0.5 million of pre-opening expenses for stores that have not yet opened, and the effect of foreign currency losses. Depreciation and amortization was $5.0 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively.
Equipment
Segment EBITDA for the equipment segment was $11.5 million in the three months ended June 30, 2018 compared to $9.8 million in the three months ended June 30, 2017, an increase of $1.6 million, or 16.8%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, in addition to four additional equipment sales to new franchisee-owned stores in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Depreciation and amortization was $1.3 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively.
Comparison of the six months ended June 30, 2018 and six months ended June 30, 2017
Revenue
Total revenues were $261.9 million in the six months ended June 30, 2018, compared to $198.4 million in the six months ended June 30, 2017, an increase of $63.5 million, or 32.0%.
Franchise segment revenue was $112.8 million in the six months ended June 30, 2018, compared to $74.6 million in the six months ended June 30, 2017, an increase of $38.2 million, or 51.2%.

Franchise revenue was $87.6 million in the six months ended June 30, 2018 compared to $63.1 million in the six months ended June 30, 2017, an increase of $24.5 million or 38.9%. Included in franchise revenue is royalty revenue of $72.7 million, franchise and other fees of $9.7 million, and placement revenue of $5.2 million for the six months ended June 30, 2018, compared to royalty revenue of $44.5 million, franchise and other fees of $13.6 million, and placement revenue of $5.0 million for the six months ended June 30, 2017. Of the $28.3 million increase in royalty revenue, $13.7 million was primarily attributable to higher royalty rates on monthly dues and $6.0 million was attributable to higher royalties on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% which were offset by a corresponding decrease in franchise and other fees as well as reduced commission income. Additionally, $4.6 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $4.0 million was attributable to a same store sales increase of 10.8% in franchisee-owned stores. The $4.0 million decrease in franchise and other fees was primarily driven by the 1.59% rebate to royalty amendment mentioned above in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Commission income, which is included in our franchise segment, was $3.6 million in the six months ended June 30, 2018 compared to $11.5 million in the six months ended June 30, 2017. The $8.0 million decrease was primarily attributable to the 1.59% rebate to royalty amendment mentioned above.
National advertising fund revenue was $21.6 million in the six months ended June 30, 2018, compared to zero in the six months ended June 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is offset by national advertising fund expenses below. See Note 15 in the notes to the consolidated financial statements.
Revenue from our corporate-owned stores segment was $67.0 million in the six months ended June 30, 2018, compared to $55.3 million in the six months ended June 30, 2017, an increase of $11.6 million, or 21.0%. The increase was due to higher revenue of $7.3 million from new corporate-owned stores opened and acquired since January 1, 2017, higher same store sales from corporate-owned stores which increased 5.4% in the six months ended June 30, 2018 and contributed incremental revenues of $2.5 million, and higher annual fees of $1.2 million.
Equipment segment revenue was $82.2 million in the six months ended June 30, 2018, compared to $68.5 million in the six months ended June 30, 2017, an increase of $13.7 million, or 19.9%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, as well as higher equipment sales to new franchisee-owned stores related to eight additional new equipment sales in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Cost of revenue
Cost of revenue was $63.2 million in the six months ended June 30, 2018 compared to $52.6 million in the six months ended June 30, 2017, an increase of $10.7 million, or 20.3%. Cost of revenue, which relates to our equipment segment, increased due to eight additional equipment sales to new franchisee-owned stores, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $36.4 million in the six months ended June 30, 2018 compared to $29.8 million in the six months ended June 30, 2017, an increase of $6.6 million, or 22.2%. The increase was primarily attributable to the acquisition of six franchisee-owned stores on January 1, 2018, as well as the opening of four new corporate-owned stores in the fourth quarter of 2017.
Selling, general and administrative
Selling, general and administrative expenses were $34.8 million in the six months ended June 30, 2018 compared to $28.6 million in the six months ended June 30, 2017, an increase of $6.2 million, or 21.8%. The $6.2 million increase was primarily due to additional expenses incurred during the six months ended June 30, 2018 to support our growing operations, including additional headcount, equity-based compensation, and costs related to our franchisee conference which occurs approximately every 18 months. Partially offsetting this increase was $0.9 million of lower costs incurred in connection with secondary offerings in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $21.6 million in the six months ended June 30, 2018 compared to zero in the six months ended June 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is offset by national advertising fund revenue as described above. See Note 15 in the notes to the consolidated financial statements.

Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $17.1 million in the six months ended June 30, 2018 compared to $15.8 million in the six months ended June 30, 2017, an increase of $1.2 million, or 7.8%.
Other loss
Other loss was $1.0 million in the six months ended June 30, 2018 compared to $0.3 million in the six months ended June 30, 2017. In the six months ended June 30, 2018, this amount includes $0.6 million due to write off of certain assets that were being tested for possible use across the system and $0.4 million related to the loss on reacquired franchise rights recorded in relation to the acquisition of six franchisee-owned stores on January 1, 2018.
Interest expense, net
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense, net was $17.4 million in the six months ended June 30, 2018 compared to $17.8 million in the six months ended June 30, 2017.
Other expense
Other expense was $0.3 million in both the six months ended June 30, 2018 and the six months ended June 30, 2017. Other expense includes a gain of $0.4 million and $0.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate in the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively. In the six months ended June 30, 2018, other expense includes expense of $0.3 million related to the write-off of an indemnification asset. In the six months ended June 30, 2017, other expense includes $1.0 million of third party fees recorded in connection with the May 2017 amendment of our credit facility. Other expense also includes the effects of foreign currency loss of $0.4 million in the six months ended June 30, 2018 and a gain of $0.2 million in the six months ended June 30, 2017.
Provision for income taxes
Income tax expense was $16.1 million in the six months ended June 30, 2018, compared to $17.4 million in the six months ended June 30, 2017, a decrease of $1.2 million. The decrease in the provision for income taxes was primarily attributable to the decrease in the tax rate effective January 1, 2018 as evidenced by our lower effective tax rate of 23.0% for the six months ended June 30, 2018 compared to 32.7% for the six months ended June 30, 2017, partially offset by the Company’s increased pro rata share of income from Pla-Fit Holdings in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.
Segment results
Franchise
Segment EBITDA for the franchise segment was $76.7 million in the six months ended June 30, 2018 compared to $64.5 million in the six months ended June 30, 2017, an increase of $12.2 million, or 18.9%. This increase was primarily the result of growth in our franchise segment revenue of $13.7 million was primarily attributable to higher royalty rates on monthly dues and $6.0 million was attributable to higher royalties on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59%, $4.6 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $4.0 million attributable to a same store sales increase of 10.8% in franchisee-owned stores. The increase in revenue was partially offset by $8.0 million of lower commission income and $4.0 million of lower franchise and other fee revenue in conjunction with the 1.59% rebate to royalty amendment mentioned above, and $4.3 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $3.9 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $26.8 million in the six months ended June 30, 2018 compared to $23.5 million in the six months ended June 30, 2017, an increase of $3.3 million, or 14.0%. Of this increase, $3.0 million was related to increased revenues from stores included in our same store sales base in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. An additional $2.0 million of the increase is attributable to the stores opened and acquired since January 1, 2017. Partially offsetting these increases is $0.5 million of pre-opening expenses for stores that have not yet opened, and the loss on reacquired franchise rights recorded in connection with the acquisition of six franchisee-owned stores on

January 1, 2018 and the effect of foreign currency losses. Depreciation and amortization was $9.7 million and $7.7 million for the six months ended June 30, 2018 and 2017, respectively.
Equipment
Segment EBITDA for the equipment segment was $18.9 million in the six months ended June 30, 2018 compared to $15.9 million in the six months ended June 30, 2017, an increase of $3.0 million, or 19.0%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, in addition to eight additional equipment sales to new franchisee-owned stores in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Depreciation and amortization was $2.5 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively.
Liquidity and capital resources
As of June 30, 2018, we had $147.8 million of cash and cash equivalents. In addition, as of June 30, 2018, we had borrowing capacity of $75.0 million under our revolving credit facility.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with the available cash balance, the cash generated from our operations, and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk factors” in the Annual Report and elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
The following table presents summary cash flow information for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$78,494	$62,998
Investing activities	(36,505)	(14,127)
Financing activities	(6,856)	(10,941)
Effect of foreign exchange rates on cash	(429)	198
Net increase in cash	$34,704	$38,128
 Operating activities
For the six months ended June 30, 2018, net cash provided by operating activities was $78.5 million compared to $63.0 million in the six months ended June 30, 2017, an increase of $15.5 million. Of the increase, $19.5 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $4.0 million due to higher cash used for working capital in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Investing activities
Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
(in thousands)	2018	2017
New corporate-owned stores and corporate-owned stores not yet opened	$2,458	$—
Existing corporate-owned stores	4,090	8,297
Information systems	1,516	384
Corporate and all other	72	5,446
Total capital expenditures	$8,136	$14,127

For the six months ended June 30, 2018, net cash used in investing activities was $36.5 million compared to $14.1 million in the six months ended June 30, 2017, an increase of $22.4 million, and was primarily related to the acquisition of six franchisee-owned stores on January 1, 2018 for $28.5 million, partially offset by $6.0 million lower cash used for additions to property, plant and equipment.

Financing activities
For the six months ended June 30, 2018, net cash used in financing activities was $6.9 million compared to $10.9 million in the six months ended June 30, 2017, a decrease of $4.1 million. Continuing LLC Owner distributions were $3.5 million in the six months ended June 30, 2018 compared to $5.6 million in the six months ended June 30, 2017. The six months ended June 30, 2017 included $1.3 million of expenditures on debt-related costs in connection with the May 2017 amendment to our credit facility.
Credit facility
On August 1, 2018, Planet Fitness Master Issuer, LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575 million and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625 million. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit, all of which is currently undrawn. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

The legal final maturity date of the Class A-2 Notes is in August 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in August 2022 and the Class A-2-II Notes will be repaid in August 2025.

A portion of the proceeds of the Notes was used to repay the remaining $705.9 million of principal outstanding on the existing senior secured credit facility. The additional proceeds, net of transaction costs, are being used for general corporate purposes, and may include a return of capital to the Company’s shareholders.
As of June 30, 2018, we were in compliance with our existing senior secured credit facility financial covenant with a leverage ratio of 3.1 to 1.0 which was calculated for the 12 months ended June 30, 2018 based upon certain adjustments to EBITDA, as provided for under the terms of our senior secured credit facility. For further details about our existing senior secured credit facility, please refer to our annual report on Form 10-K for the year ended December 31, 2017.

Share repurchase program
On August 9, 2018, we announced that our board of directors approved an increase to the total amount of the share repurchase program to $500 million. The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and will depend on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the indenture governing our outstanding notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.
Off-balance sheet arrangements
As of June 30, 2018, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $0.9 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2018 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
Prior to the securitization and refinancing transactions referred to in Note 16 to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q, we were exposed to market risk from changes in interest rates on our senior secured credit facility, which was subject to interest at variable rates and had a U.S. dollar LIBOR floor of 0.75% in respect of the term loans. As of June 30, 2018, we had outstanding borrowings of $705.9 million, and an increase in the effective interest rate applied to those borrowings of 100 basis points would result in a $7.1 million increase in pre-tax interest expense on an annualized basis. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. In connection with the securitization and refinancing transactions referred to in Note 16, we repaid in full our senior secured credit facilities.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2018, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
The following risk factors, which have been updated to reflect the refinancing of our existing senior secured credit facilities with a new financing facility, should be read in conjunction with the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The Company and certain of its subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitization transaction that was completed on August 1, 2018.
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, indirect subsidiary of the Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and together with the Class A-2-I Notes, the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”
The Notes were issued in a securitization transaction pursuant to which substantially all of the Company’s revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of Planet Fitness Holdings, LLC), an event of default and the failure to repay or refinance the Notes on the applicable anticipated repayment date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

The Company has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of its subsidiaries, could adversely affect the Company’s business, financial condition and results of operations, as well as the ability of certain of the Company’s subsidiaries to meet debt payment obligations.
After giving effect to the closing of the securitization transactions, the Master Issuer has $1.2 billion of outstanding debt. Additionally, the Master Issuer will have issued the Series 2018-1 Class A-1 Notes, which will allow the Master Issuer to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million.
This level of debt could have significant consequences on the Company’s future operations, including:

•
resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable;

•
reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in the Company’s business, the industry in which it operates and the general economy;

•	placing the Company at a competitive disadvantage compared to its competitors that are less leveraged; and

•	subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates.
The ability to meet payment and other obligations under the debt instruments of the Company’s subsidiaries depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, or that future borrowings will be available to it under existing or any future credit facilities or otherwise, in an amount sufficient to enable its subsidiaries to meet our debt payment obligations and to fund other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service our debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.
In addition, the Company may incur additional indebtedness in the future. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify.
The securitization transaction documents impose certain restrictions on the activities of the Company and its subsidiaries.
The Indenture and the management agreement entered into between certain subsidiaries of the Company and the Indenture trustee (the “Management Agreement”) contain various covenants that limit the Company’s and its subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•	incur or guarantee additional indebtedness;

•	sell certain assets;

•	create or incur liens on certain assets to secure indebtedness; or

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Planet Fitness system, including product development and marketing for the Planet Fitness brand, which could have a material adverse effect on the Company’s future growth prospects, financial condition, results of operations and liquidity.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2018.

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

Planet Fitness, Inc.
(Registrant)

Date: August 9, 2018	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)