Form 10-Q
period 2018-09-30
Planet Fitness, Inc.
filed 2018-11-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2018 there were 88,169,242 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 9,463,730 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$572,731	$113,080
Restricted cash	35,915	—
Accounts receivable, net of allowance for bad debts of $74 and $32 at September 30, 2018 and December 31, 2017, respectively	26,145	37,272
Due from related parties	—	3,020
Inventory	6,142	2,692
Restricted assets – national advertising fund	3,418	499
Prepaid expenses	3,813	3,929
Other receivables	10,993	9,562
Other current assets	6,318	6,947
Total current assets	665,475	177,001
Property and equipment, net of accumulated depreciation of $48,960, as of September 30, 2018 and $36,228 as of December 31, 2017	97,240	83,327
Intangible assets, net	237,896	235,657
Goodwill	199,513	176,981
Deferred income taxes	416,707	407,782
Other assets, net	4,608	11,717
Total assets	$1,621,439	$1,092,465
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$12,000	$7,185
Accounts payable	23,400	28,648
Accrued expenses	26,764	18,590
Equipment deposits	11,449	6,498
Restricted liabilities – national advertising fund	3,418	490
Deferred revenue, current	21,959	19,083
Payable pursuant to tax benefit arrangements, current	25,578	31,062
Other current liabilities	456	474
Total current liabilities	125,024	112,030
Long-term debt, net of current maturities	1,161,712	696,576
Deferred rent, net of current portion	10,297	6,127
Deferred revenue, net of current portion	25,916	8,440
Deferred tax liabilities	1,730	1,629
Payable pursuant to tax benefit arrangements, net of current portion	405,577	400,298
Other liabilities	1,331	4,302
Total noncurrent liabilities	1,606,563	1,117,372
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 88,085 and 87,188 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	9	9
Class B common stock, $.0001 par value - 100,000 authorized, 9,544 and 11,193 shares issued and outstanding as of September 30, 2018 December 31, 2017, respectively	1	1
Accumulated other comprehensive income (loss)	256	(648)
Additional paid in capital	17,237	12,118
Accumulated deficit	(118,964)	(130,966)
Total stockholders' deficit attributable to Planet Fitness Inc.	(101,461)	(119,486)
Non-controlling interests	(8,687)	(17,451)
Total stockholders' deficit	(110,148)	(136,937)
Total liabilities and stockholders' deficit	$1,621,439	$1,092,465
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Franchise	$41,997	$31,413	$129,575	$94,485
Commission income	1,448	4,149	5,012	15,668
National advertising fund revenue	11,377	—	32,997	—
Corporate-owned stores	35,406	28,560	102,365	83,886
Equipment	46,428	33,374	128,589	101,875
Total revenue	136,656	97,496	398,538	295,914
Operating costs and expenses:
Cost of revenue	36,871	25,819	100,114	78,395
Store operations	18,751	15,551	55,154	45,339
Selling, general and administrative	17,233	14,071	52,066	42,659
National advertising fund expense	11,377	—	32,997	—
Depreciation and amortization	8,863	8,137	25,947	23,982
Other (gain) loss	(12)	(36)	958	280
Total operating costs and expenses	93,083	63,542	267,236	190,655
Income from operations	43,573	33,954	131,302	105,259
Other expense, net:
Interest income	2,025	18	2,480	24
Interest expense	(17,909)	(8,938)	(35,725)	(26,735)
Other income (expense)	(27)	408	(338)	157
Total other expense, net	(15,911)	(8,512)	(33,583)	(26,554)
Income before income taxes	27,662	25,442	97,719	78,705
Provision for income taxes	7,190	6,540	23,335	23,933
Net income	20,472	18,902	74,384	54,772
Less net income attributable to non-controlling interests	3,001	3,557	11,158	18,173
Net income attributable to Planet Fitness, Inc.	$17,471	$15,345	63,226	$36,599
Net income per share of Class A common stock:
Basic	$0.20	$0.18	$0.72	$0.48
Diluted	$0.20	$0.18	$0.72	$0.48
Weighted-average shares of Class A common stock outstanding:
Basic	88,047	85,663	87,727	76,391
Diluted	88,458	85,734	88,064	76,435

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income including non-controlling interests	$20,472	$18,902	$74,384	$54,772
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	606	374	989	730
Foreign currency translation adjustments	40	20	(23)	25
Total other comprehensive income, net	646	394	966	755
Total comprehensive income including non-controlling interests	21,118	19,296	75,350	55,527
Less: total comprehensive income attributable to non-controlling interests	3,007	3,631	11,221	18,384
Total comprehensive income attributable to Planet Fitness, Inc.	$18,111	$15,665	$64,129	$37,143

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$74,384	$54,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,947	23,982
Amortization of deferred financing costs	2,041	1,439
Amortization of favorable leases and asset retirement obligations	280	260
Amortization of interest rate caps	1,170	1,552
Deferred tax expense	19,654	21,344
Loss on extinguishment of debt	4,570	79
Third party debt refinancing expense	—	1,021
Gain on re-measurement of tax benefit arrangement	(354)	(541)
Provision for bad debts	8	44
Loss on reacquired franchise rights	360	—
Loss (gain) on disposal of property and equipment	542	(357)
Equity-based compensation	4,137	1,800
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	10,922	11,099
Due to and due from related parties	3,174	(580)
Inventory	(3,450)	1,253
Other assets and other current assets	4,972	(2,413)
Accounts payable and accrued expenses	2,426	(16,985)
Other liabilities and other current liabilities	(2,869)	(724)
Income taxes	1,028	(1,462)
Payable pursuant to tax benefit arrangements	(21,706)	(7,909)
Equipment deposits	4,950	5,951
Deferred revenue	7,544	(958)
Deferred rent	4,156	361
Net cash provided by operating activities	143,886	93,028
Cash flows from investing activities:
Additions to property and equipment	(18,601)	(23,229)
Acquisition of franchises	(45,752)	—
Proceeds from sale of property and equipment	196	166
Net cash used in investing activities	(64,157)	(23,063)
Cash flows from financing activities:
Principal payments on capital lease obligations	(35)	—
Proceeds from issuance of long-term debt	1,200,000	—
Repayment of long-term debt	(709,469)	(5,388)
Payment of deferred financing and other debt-related costs	(27,191)	(1,278)
Premiums paid for interest rate caps	—	(366)
Exercise of stock options	1,106	172
Repurchase and retirement of Class A common stock	(42,090)	—
Dividend equivalent payments	(881)	(1,322)
Distributions to Continuing LLC Members	(5,369)	(9,308)
Net cash provided by (used in) financing activities	416,071	(17,490)
Effects of exchange rate changes on cash and cash equivalents	(234)	399
Net increase in cash, cash equivalents and restricted cash	495,566	52,874
Cash, cash equivalents and restricted cash, beginning of period	113,080	40,393
Cash, cash equivalents and restricted cash, end of period	$608,646	$93,267
Supplemental cash flow information:
Net cash paid for income taxes	$3,777	$3,769
Cash paid for interest	$20,015	$23,637
Non-cash investing activities:
Non-cash additions to property and equipment	$2,217	$482
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	63,226	11,158	74,384
Equity-based compensation expense	—	—	—	—	—	4,140	(3)	—	4,137
Exchanges of Class B common stock	1,640	—	(1,640)	—	1	(2,913)	—	2,912	—
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	81	—	—	—	—	1,106	—	—	1,106
Repurchase and retirement of Class A common stock	(824)	—	—	—	—	—	(42,090)	—	(42,090)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,786	—	—	2,786
Forfeiture of dividend equivalents	—	—	—	—	—	—	61	—	61
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(5,369)	(5,369)
Cumulative effect adjustment (Note 15)	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	903	—	—	63	966
Balance at September 30, 2018	88,085	$9	9,544	$1	$256	$17,237	$(118,964)	$(8,687)	$(110,148)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 12.2 million members and 1,646 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of September 30, 2018.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name.

•	Owning and operating fitness centers under the Planet Fitness trade name.

•	Selling fitness-related equipment to franchisee-owned stores.
The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”), which was completed on August 11, 2015 and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions that occurred prior to the IPO, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC, which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.
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
As of September 30, 2018, Planet Fitness, Inc. held 100.0% of the voting interest and 90.2% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 9.8% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 1, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Total fair value at September 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$—	$—	$—	$—
	Total fair value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$340	$—	$340	$—

The carrying value and estimated fair value of long-term debt as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(2)
Long-term debt	$1,200,000	$1,195,278	$709,470	$709,470
(1) The estimated fair value of our long-term debt is estimated primarily based on current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(2) The carrying value of the Term Loan B debt approximated fair value as of December 31, 2017 as it was variable rate debt.

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
The FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, in August 2018. The guidance helps align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year, but allows for early adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of September 30, 2018 and December 31, 2017 are as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,695	$—	$4,420	$—
MMR	3,512	—	3,360	—
Total	$8,207	$—	$7,780	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of certain debt and lease agreements by the Company and by certain related parties to franchisees. The Company’s maximum obligation, as a result of its guarantees of leases and debt, is approximately $798 and $979 as of September 30, 2018 and December 31, 2017, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.
(4) Acquisition
Colorado Acquisition
On August 10, 2018, the Company purchased from one of its franchisees certain assets associated with four franchisee-owned stores in Colorado for a cash payment of $17,249. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $10, which has been reflected in other operating costs in the statement of operations. The loss incurred reduced the net purchase price to $17,239. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
The preliminary purchase consideration was allocated as follows:

Amount
Fixed assets	3,873
Reacquired franchise rights	4,610
Customer relationships	140
Favorable leases, net	80
Other assets	143
Goodwill	8,476
Liabilities assumed, including deferred revenues	(83)
17,239
The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the stores acquired. The goodwill is amortizable and deductible for tax purposes over 15 years.
The acquisition was not material to the results of operations, financial position or cash flows of the Company.
Certain estimated values for the Colorado acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Long Island Acquisition
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
$28,153
The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the stores acquired. The goodwill is amortizable and deductible for tax purposes over 15 years.
The acquisition was not material to the results of operations, financial position or cash flows of the Company.

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at September 30, 2018 and December 31, 2017 is as follows:

September 30, 2018	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,063	(96,201)	$76,862
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	7.6	3,545	(2,248)	1,297
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	7.1	21,199	(7,890)	13,309
Reacquired ADA rights	5.0	150	(22)	128
		215,857	(124,261)	91,596
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$362,157	$(124,261)	$237,896
Goodwill		$199,513	$—	$199,513

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

The Company determined that no impairment charges were required during any periods presented and the increase to goodwill was due to the acquisition of six franchisee-owned stores on January 1, 2018, and the acquisition of four franchisee-owned stores on August 10, 2018 (Note 4).

Amortization expense related to the intangible assets totaled $4,027 and $4,697 for the three months ended September 30, 2018 and 2017, respectively, and $12,052 and $14,122 for the nine months ended September 30, 2018 and 2017. Included within these total amortization expense amounts are $93 and $75 related to amortization of favorable leases for the three months ended September 30, 2018 and 2017, respectively, and $276 and $255 for the nine months ended September 30, 2018 and 2017, respectively. Amortization of favorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of September 30, 2018 is as follows:

Amount
Remainder of 2018	$4,026
2019	16,111
2020	14,260
2021	14,234
2022	14,426
Thereafter	28,539
Total	$91,596

(6) Long-Term Debt
Long-term debt as of September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017
Class A-2-I notes	$575,000	$—
Class A-2-II notes	625,000	—
Term loan B, repaid August 2018	—	709,470
Total debt, excluding deferred financing costs	1,200,000	709,470
Deferred financing costs, net of accumulated amortization	(26,288)	(5,709)
Total debt	1,173,712	703,761
Current portion of long-term debt and line of credit	12,000	7,185
Long-term debt, net of current portion	$1,161,712	$696,576

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of September 30, 2018 are as follows:

Amount
Remainder of 2018	$3,000
2019	12,000
2020	12,000
2021	12,000
2022	562,563
Thereafter	598,437
Total	$1,200,000

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together with the Class A-2 Notes, the “Series 2018-1 Senior Notes”), and certain letters of credit, all of which is currently undrawn. The Series 2018-1 Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.

Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Class A-2 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in September 2022 and the Class A-2-II Notes will be repaid in September 2025 (together, the "Anticipated Repayment Dates"). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

The Variable Funding Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Note agreement. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2023, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year.

In connection with the issuance of the Series 2018-1 Senior Notes, the Company incurred debt issuance costs of $27,191. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Class A-2 Notes utilizing the effective interest rate method.

The Series 2018-1 Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2018-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2018-1 Senior Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2018-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

or refinance the Class A-2 Notes on the applicable scheduled Anticipated Repayment Dates. The Series 2018-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2018-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the "Trustee") for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Series 2018-1 Senior Notes. As of September 30, 2018, the Company had restricted cash held by the Trustee of $35,915. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

The proceeds from the issuance of the Class A-2 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4,570 within interest expense on the consolidated statement of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility. In connection with the repayment of the Term Loan B, the Company terminated the related interest rate caps with notional amounts totaling $219,837, which had been designated as a cash flow hedge. See Note 7 for more information on the interest rate caps.

(7) Derivative Instruments and Hedging Activities
Prior to the refinancing transactions described in Note 6, the Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of September 30, 2018, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the Class A-2 Notes, the Company terminated the interest rate caps it had entered into in order to hedge one month LIBOR greater than 2.5% through March 31, 2019.
The interest rate cap balances of $0 and $340 were recorded within other assets in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. During the three and nine months ended September 30, 2018, the Company has reversed all historical unrealized gains and losses associated with its interest rate caps due to the termination or maturity of all previously outstanding caps. The Company recorded an increase to the value of its interest rate caps of $356, net of tax of $145, within other comprehensive income (loss) during the three months ended September 30, 2017, respectively, and an increase to the value of its interest rate caps of $730, net of tax of $344, within other comprehensive income (loss) during the nine months ended September 30, 2017.
(8) Related Party Transactions

Amounts due from related parties of $0 and $3,020 as of September 30, 2018 and December 31, 2017. The balance at December 31, 2017 primarily related to reimbursements for certain taxes accrued or paid by the Company (see Note 11).
Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Franchise revenue	$897	$344	$2,453	$1,174
Equipment revenue	1,472	4	1,782	577
Total revenue from related parties	$2,369	$348	4,235	$1,751

Additionally, the Company had deferred area development agreement revenue from related parties of $817 and $389 as of September 30, 2018 and December 31, 2017, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Company entered into a consulting agreement that continues through December 31, 2018 with a shareholder and former executive officer of the Company.
The Company had payables to related parties pursuant to tax benefit arrangements of $52,521 and $44,794, as of September 30, 2018 and December 31, 2017, respectively (see Note 11).
The Company provides administrative services to Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $676 and $643 for the three months ended September 30, 2018 and 2017, respectively, and $1,872 and $1,645 for the nine months ended September 30, 2018 and 2017, respectively.

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
During the nine months ended September 30, 2018, certain existing holders of Holdings Units exercised their exchange rights and exchanged 1,640,020 Holdings Units for 1,640,020 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 1,640,020 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and cancelled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,640,020 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
Pursuant to the Company's share repurchase program, which was increased to $500,000 on August 3, 2018, during the nine months ended September 30, 2018, the Company repurchased and retired 824,312 shares of Class A common stock for a total cost of $42,090.
As a result of the above transactions, as of September 30, 2018:

•
Holders of our Class A common stock owned 88,084,736 shares of our Class A common stock, representing 90.2% of the voting power in the Company and, through the Company, 88,084,736 Holdings Units representing 90.2% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively owned 9,543,730 Holdings Units, representing 9.8% of the economic interest in Pla-Fit Holdings, and 9,543,730 shares of our Class B common stock, representing 9.8% of the voting power in the Company.

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net income	$20,472	$18,902	$74,384	$54,772
Less: net income attributable to non-controlling interests	3,001	3,557	11,158	18,173
Net income attributable to Planet Fitness, Inc.	$17,471	$15,345	$63,226	$36,599
Denominator
Weighted-average shares of Class A common stock outstanding - basic	88,047,401	85,662,650	87,727,300	76,391,277
Effect of dilutive securities:
Stock options	382,499	66,610	319,610	38,524
Restricted stock units	27,904	5,196	17,141	5,018
Weighted-average shares of Class A common stock outstanding - diluted	88,457,804	85,734,456	88,064,051	76,434,819
Earnings per share of Class A common stock - basic	$0.20	$0.18	$0.72	$0.48
Earnings per share of Class A common stock - diluted	$0.20	$0.18	$0.72	$0.48
Weighted average shares of Class B common stock of 10,004,682 and 12,693,076 for the three months ended September 30, 2018 and 2017, respectively, and 10,550,857 and 22,010,095 for the nine months ended September 30, 2018 and 2017, respectively, were evaluated under the if-converted method for potential dilutive effects and were not determined to be dilutive. Weighted average stock options outstanding of 36,342 and 466,278 for the three months ended September 30, 2018 and 2017, respectively and 114,628 and 423,870 for the nine months ended September 30, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average RSUs outstanding of 0 and 2,924 for the three months ended September 30, 2018 and 2017, respectively, and 11,245 and 985 for the nine months ended September 30, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 26.0% and 25.7% for the three months ended September 30, 2018 and 2017, respectively and the increase was primarily attributable to the recognition of an income tax benefit in connection with the filing of tax returns in the three months ended September 30, 2017, offset by a lower U.S. statutory tax rate in 2018. The Company’s effective tax rate was 23.9% and 30.4% for the nine months ended September 30, 2018 and 2017, respectively, and the reduction in the effective tax rate was primarily attributable to the lower U.S. statutory tax rate in 2018, partially offset by the Company’s increased pro rata share of income from Pla-Fit Holdings. The impact of discrete items was not material. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three and nine months ended September 30, 2018 and 2017.
Net deferred tax assets of $414,977 and $406,153 as of September 30, 2018 and December 31, 2017, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO. As of September 30, 2018, the Company does not have any material net operating loss carryforwards.
As of September 30, 2018 and December 31, 2017, the total liability related to uncertain tax positions was $300 and $2,608, respectively. During the nine months ended September 30, 2018, the Company settled a tax examination for $2,625 which was fully indemnified. At the date of settlement the Company had recorded on its balance sheet an uncertain tax position reserve and

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

related indemnification asset of $2,967 reflecting principal and interest and therefore released $342 as an offset to provision for income taxes and also released an indemnification asset of $342 through other expense. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2018 and 2017 were not material.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R. 1, originally known as the Tax Cuts and Jobs Act ("2017 Tax Act"). As of December 31, 2017, the Company made reasonable provisional estimates of the effects of the Tax Act on our consolidated financial statements and tax disclosures, including changes to existing deferred tax balances, the mandatory repatriation tax and remeasurement of our tax benefit arrangements. At September 30, 2018, the Company has not completed the accounting for the effects of the 2017 Tax Act.
 Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings (the “TRA Holders”) 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the exchanges of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the "Direct TSG Investors") 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings.
During the nine months ended September 30, 2018, 1,640,020 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $921 during the nine months ended September 30, 2018. As a result of these exchanges, during the nine months ended September 30, 2018, we also recognized deferred tax assets in the amount of $25,559, and corresponding tax benefit arrangement liabilities of $21,852, representing 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of September 30, 2018 and December 31, 2017, the Company had a liability of $431,155 and $431,360, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2018	$8,764
2019	24,447
2020	24,899
2021	25,323
2022	25,812
Thereafter	321,910
Total	$431,155

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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from the NAF beginning on January 1, 2018 (see Note 15). The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Franchise segment revenue - U.S.	$53,528	$35,025	$164,225	$108,470
Franchise segment revenue - International	1,294	537	3,359	1,683
Franchise segment total	54,822	35,562	167,584	110,153
Corporate-owned stores - U.S.	34,323	27,414	99,020	80,597
Corporate-owned stores - International	1,083	1,146	3,345	3,289
Corporate-owned stores total	35,406	28,560	102,365	83,886
Equipment segment - U.S.	46,428	33,374	128,589	101,875
Equipment segment total	46,428	33,374	128,589	101,875
Total revenue	$136,656	$97,496	$398,538	$295,914
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $2,518 and $2,433 for the three months ended September 30, 2018 and 2017, respectively, and $7,694 and $7,410 for the nine months September 30, 2018 and 2017, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment EBITDA
Franchise	$37,075	$29,925	$113,793	$94,444
Corporate-owned stores	15,279	12,046	42,115	35,579
Equipment	9,654	7,683	28,579	23,587
Corporate and other	(9,599)	(7,155)	(27,576)	(24,212)
Total Segment EBITDA	$52,409	$42,499	$156,911	$129,398

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total Segment EBITDA	$52,409	$42,499	$156,911	$129,398
Less:
Depreciation and amortization	8,863	8,137	25,947	23,982
Other expense	(27)	408	(338)	157
Income from operations	43,573	33,954	131,302	105,259
Interest income	2,025	18	2,480	24
Interest expense	(17,909)	(8,938)	(35,725)	(26,735)
Other expense	(27)	408	(338)	157
Income before income taxes	$27,662	$25,442	$97,719	$78,705
The following table summarizes the Company’s assets by reportable segment:

	September 30, 2018	December 31, 2017
Franchise	$186,416	$243,348
Corporate-owned stores	228,607	167,367
Equipment	204,592	206,632
Unallocated	1,001,824	475,118
Total consolidated assets	$1,621,439	$1,092,465
The table above includes $2,102 and $2,558 of long-lived assets located in the Company’s corporate-owned stores in Canada as of September 30, 2018 and December 31, 2017, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2018	December 31, 2017
Franchise	$16,938	$16,938
Corporate-owned stores	89,909	67,377
Equipment	92,666	92,666
Consolidated goodwill	$199,513	$176,981

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Corporate-Owned and Franchisee-Owned Stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,540	1,345	1,456	1,255
New stores opened	40	31	131	122
Stores debranded, sold or consolidated(1)	(7)	(2)	(14)	(3)
Stores operated at end of period	1,573	1,374	1,573	1,374

Corporate-owned stores:
Stores operated at beginning of period	68	58	62	58
New stores opened	1	—	1	—
Stores acquired from franchisees	4	—	10	—
Stores operated at end of period	73	58	73	58

Total stores:
Stores operated at beginning of period	1,608	1,403	1,518	1,313
New stores opened	41	31	132	122
Stores acquired, debranded, sold or consolidated(1)	(3)	(2)	(4)	(3)
Stores operated at end of period	1,646	1,432	1,646	1,432

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
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, initial and renewal franchise fees and upfront fees from area development agreements ("ADAs"), transfer fees, equipment placement revenue, other fees and commission income.
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
Royalties, including franchisee contributions to national advertising funds, are calculated as a percentage of franchise monthly dues and annual fees over the term of the franchise agreement. Under our franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Initial and renewal franchise fees are payable by the franchisee upon signing a new franchise agreement or renewal of an existing franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Our franchise royalties, as well as our NAF contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur.
Additionally, under ASC 606, initial and renewal franchise fees, as well as transfer fees, are recognized as revenue on a straight-line basis over the term of the respective franchise agreement. Under the Previous Standards, initial franchise fees were recognized as revenue when the related franchisees signed a lease and completed the Company's new franchisee training. Renewal franchise fees and transfer fees were recognized as revenue upon execution of a new franchise agreement. Our performance obligation under ADAs generally consists of an obligation to grant geographic exclusive area development rights. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise agreement signed by the franchisee. The pro-rata amount apportioned to each franchise agreement is accounted for identically to the initial franchise fee.
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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and September 30, 2018,

Contract liabilities
Balance at January 1, 2018	$40,000
Revenue recognized that was included in the contract liability at the beginning of the year	(18,866)
Increase, excluding amounts recognized as revenue during the period	26,741
Balance at September 30, 2018	$47,875

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an "as invoiced" basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
2018	$11,369
2019	11,351
2020	2,515
2021	2,275
2022	2,127
Thereafter	18,238
Total	$47,875

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

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our consolidated statements of operations for the three and nine months ended September 30, 2018, cash flows from operating activities for the nine months ended September 30, 2018 and our condensed consolidated balance sheet as of September 30, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated statement of operations

	As reported for the three months ended September 30, 2018	Total adjustments	Amounts under Previous Standards	As reported for the nine months ended September 30, 2018	Total adjustments	Amounts under Previous Standards
Revenue:
Franchise	$41,997	$2,486	$44,483	$129,575	$5,013	$134,588
Commission income	1,448	—	1,448	5,012	—	5,012
National advertising fund revenue	11,377	(11,377)	—	32,997	(32,997)	—
Corporate-owned stores	35,406	—	35,406	102,365	—	102,365
Equipment	46,428	—	46,428	128,589	—	128,589
Total revenue	136,656	(8,891)	127,765	398,538	(27,984)	370,554
Operating costs and expenses:
Cost of revenue	36,871	—	36,871	100,114	—	100,114
Store operations	18,751	—	18,751	55,154	—	55,154
Selling, general and administrative	17,233	—	17,233	52,066	—	52,066
National advertising fund expense	11,377	(11,377)	—	32,997	(32,997)	—
Depreciation and amortization	8,863	—	8,863	25,947	—	25,947
Other loss (gain)	(12)	—	(12)	958	—	958
Total operating costs and expenses	93,083	(11,377)	81,706	267,236	(32,997)	234,239
Income from operations	43,573	2,486	46,059	131,302	5,013	136,315
Other expense, net:
Interest income	2,025	—	2,025	2,480	—	2,480
Interest expense	(17,909)	—	(17,909)	(35,725)	—	(35,725)
Other (expense) income	(27)	—	(27)	(338)	—	(338)
Total other expense, net	(15,911)	—	(15,911)	(33,583)	—	(33,583)
Income before income taxes	27,662	2,486	30,148	97,719	5,013	102,732
Provision for income taxes	7,190	654	7,844	23,335	1,278	24,613
Net income	20,472	1,832	22,304	74,384	3,735	78,119
Less net income attributable to non-controlling interests	3,001	254	3,255	11,158	533	11,691
Net income attributable to Planet Fitness, Inc.	$17,471	$1,578	$19,049	$63,226	$3,202	$66,428
Net income per share of Class A common stock:
Basic	$0.20		$0.22	$0.72		$0.76
Diluted	$0.20		$0.22	$0.72		$0.75

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated Statement of Cash Flows

	As reported September 30, 2018	Total adjustments	Amounts under Previous Standards
Cash flows from operating activities:
Net income	$74,384	$3,735	$78,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,947	—	25,947
Amortization of deferred financing costs	2,041	—	2,041
Amortization of favorable leases and asset retirement obligations	280	—	280
Amortization of interest rate caps	1,170	—	1,170
Deferred tax expense	19,654	—	19,654
Loss on extinguishment of debt	4,570	—	4,570
Gain on re-measurement of tax benefit arrangement	(354)	—	(354)
Provision for bad debts	8	—	8
Loss on reacquired franchise rights	360	—	360
Loss on disposal of property and equipment	542	—	542
Equity-based compensation	4,137	—	4,137
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	10,922	—	10,922
Due to and due from related parties	3,174	—	3,174
Inventory	(3,450)	—	(3,450)
Other assets and other current assets	4,972	—	4,972
National advertising fund	—	—	—
Accounts payable and accrued expenses	2,426	—	2,426
Other liabilities and other current liabilities	(2,869)	—	(2,869)
Income taxes	1,028	1,278	2,306
Payable to related parties pursuant to tax benefit arrangements	(21,706)	—	(21,706)
Equipment deposits	4,950	—	4,950
Deferred revenue	7,544	(5,013)	2,531
Deferred rent	4,156	—	4,156
Net cash provided by operating activities	$143,886	$—	$143,886

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Consolidated Balance Sheet

	As reported September 30, 2018	Total adjustments	Amounts under Previous Standards
Assets
Current assets:
Cash and cash equivalents	$572,731	$—	$572,731
Restricted cash	35,915	—	35,915
Accounts receivable, net	26,145	—	26,145
Inventory	6,142	—	6,142
Restricted assets – national advertising fund	3,418	—	3,418
Prepaid expenses	3,813	—	3,813
Other receivables	10,993	—	10,993
Other current assets	6,318	—	6,318
Total current assets	665,475	—	665,475
Property and equipment, net	97,240	—	97,240
Intangible assets, net	237,896	—	237,896
Goodwill	199,513	—	199,513
Deferred income taxes	416,707	(3,285)	413,422
Other assets, net	4,608	—	4,608
Total assets	$1,621,439	$(3,285)	$1,618,154
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$12,000	$—	$12,000
Accounts payable	23,400	—	23,400
Accrued expenses	26,764	1,278	28,042
Equipment deposits	11,449	—	11,449
Restricted liabilities – national advertising fund	3,418	—	3,418
Deferred revenue, current	21,959	24	21,983
Payable pursuant to tax benefit arrangements, current	25,578	—	25,578
Other current liabilities	456	—	456
Total current liabilities	125,024	1,302	126,326
Long-term debt, net of current maturities	1,161,712	—	1,161,712
Deferred rent, net of current portion	10,297	—	10,297
Deferred revenue, net of current portion	25,916	(17,591)	8,325
Deferred tax liabilities	1,730	—	1,730
Payable pursuant to tax benefit arrangements, net of current portion	405,577	—	405,577
Other liabilities	1,331	—	1,331
Total noncurrent liabilities	1,606,563	(17,591)	1,588,972
Stockholders' equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive income	256	—	256
Additional paid in capital	17,237	—	17,237
Accumulated deficit	(118,964)	12,471	(106,493)
Total stockholders' deficit attributable to Planet Fitness Inc.	(101,461)	12,471	(88,990)
Non-controlling interests	(8,687)	533	(8,154)
Total stockholders' deficit	(110,148)	13,004	(97,144)
Total liabilities and stockholders' deficit	$1,621,439	$(3,285)	$1,618,154

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
As of September 30, 2018, we had more than 12.2 million members and 1,646 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, and Mexico. Of our 1,646 stores, 1,573 are franchised and 73 are corporate-owned. As of September 30, 2018, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from the NAF beginning on January 1, 2018 (see note 15). Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2018 and 2017. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Franchise segment	$54,822	$35,562	$167,584	$110,153
Corporate-owned stores segment	35,406	28,560	102,365	83,886
Equipment segment	46,428	33,374	128,589	101,875
Total revenue	$136,656	$97,496	$398,538	$295,914

Segment EBITDA
Franchise	$37,075	$29,925	$113,793	$94,444
Corporate-owned stores	15,279	12,046	42,115	35,579
Equipment	9,654	7,683	28,579	23,587
Corporate and other	(9,599)	(7,155)	(27,576)	(24,212)
Total Segment EBITDA(1)	$52,409	$42,499	$156,911	$129,398

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2018
Income from operations	$35,120	$9,872	$8,398	$(9,817)	$43,573
Depreciation and amortization	1,955	5,277	1,256	375	8,863
Other income (expense)	—	130	—	(157)	(27)
Segment EBITDA(1)	$37,075	$15,279	$9,654	$(9,599)	$52,409

Three months ended September 30, 2017
Income from operations	$27,801	$7,729	$6,024	$(7,600)	$33,954
Depreciation and amortization	2,140	4,038	1,552	407	8,137
Other income (expense)	(16)	279	107	38	408
Segment EBITDA(1)	$29,925	$12,046	$7,683	$(7,155)	$42,499

Nine months ended September 30, 2018
Income from operations	$107,910	$27,327	$24,810	$(28,745)	$131,302
Depreciation and amortization	5,895	15,006	3,769	1,277	25,947
Other income (expense)	(12)	(218)	—	(108)	(338)
Segment EBITDA(1)	$113,793	$42,115	$28,579	$(27,576)	$156,911

Nine months ended September 30, 2017
Income from operations	$88,045	$23,358	$18,826	$(24,970)	$105,259
Depreciation and amortization	6,424	11,722	4,654	1,182	23,982
Other income (expense)	(25)	499	107	(424)	157
Segment EBITDA(1)	$94,444	$35,579	$23,587	$(24,212)	$129,398

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,540	1,345	1,456	1,255
New stores opened	40	31	131	122
Stores debranded, sold or consolidated(1)	(7)	(2)	(14)	(3)
Stores operated at end of period	1,573	1,374	1,573	1,374

Corporate-owned stores:
Stores operated at beginning of period	68	58	62	58
New stores opened	1	—	1	—
Stores acquired from franchisees	4	—	10	—
Stores operated at end of period	73	58	73	58

Total stores:
Stores operated at beginning of period	1,608	1,403	1,518	1,313
New stores opened	41	31	132	122
Stores acquired, debranded, sold or consolidated(1)	(3)	(2)	(4)	(3)
Stores operated at end of period	1,646	1,432	1,646	1,432

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
Consistent with common industry practice, we present same store sales as compared to the same period in the prior year. Same store sales of our international stores are calculated on a constant currency basis, meaning that we translate the current year’s same store sales of our international stores at the same exchange rates used in the prior year. Since opening new stores will be a significant component of our revenue growth, same store sales is only one measure of how we evaluate our performance.

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
The following table shows our same store sales for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Same store sales data
Same store sales growth:
Franchisee-owned stores	9.9%	9.6%	10.5%	10.1%
Corporate-owned stores	6.1%	5.1%	5.6%	4.6%
Total stores	9.7%	9.3%	10.3%	9.8%
Number of stores in same store sales base:
Franchisee-owned stores	1,355	1,170	1,355	1,170
Corporate-owned stores	58	58	58	58
Total stores	1,423	1,228	1,423	1,228

Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $659 million and $534 million, during the three months ended September 30, 2018 and 2017, respectively, and $2,061 million and $1,726 million during the nine months ended September 30, 2018 and 2017, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(in thousands)
Net income	$20,472	$18,902	$74,384	$54,772
Interest income	(2,025)	(18)	(2,480)	(24)
Interest expense	17,909	8,938	35,725	26,735
Provision for income taxes	7,190	6,540	23,335	23,933
Depreciation and amortization	8,863	8,137	25,947	23,982
EBITDA	$52,409	$42,499	$156,911	$129,398
Purchase accounting adjustments-revenue(1)	527	336	941	1,116
Purchase accounting adjustments-rent(2)	198	174	548	561
Loss on reacquired franchise rights(3)	10	—	360	—
Transaction fees(4)	254	—	290	1,021
Stock offering-related costs(5)	—	41	—	977
Severance costs(6)	—	—	352	—
Pre-opening costs(7)	370	421	853	421
Equipment discount(8)	—	(107)	—	(107)
Early lease termination costs(9)	—	—	—	719
Other(10)	19	—	685	(573)
Adjusted EBITDA	$53,787	$43,364	$160,940	$133,533

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $105, $100, $272 and $306 in the three and nine months ended September 30, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $93, $75, $276 and $255 in the three and nine months ended September 30, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)
Represents the impact of a non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisition of six franchisee-owned stores on January 1, 2018 and our acquisition of four franchisee-owned stores on August 10, 2018. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(4)	Represents transaction fees and expenses related to the issuance of the Series 2018-1 Senior Notes in 2018 and the amendment of our previous credit facilities in 2017.

(5)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.

(6)	Represents severance expense recorded in connection with an equity award modification.

(7)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(8)
Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that can no longer be utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(9)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.

(10)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the nine months ended September 30, 2018, this amount includes $342 related to the reversal of a tax indemnification receivable. In the nine months ended September 30, 2018 and 2017, this amount includes a gain of $354 and $541, respectively, related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Additionally, in the nine months ended September 30, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$20,472	$18,902	$74,384	$54,772
Provision for income taxes, as reported	7,190	6,540	23,335	23,933
Purchase accounting adjustments-revenue(1)	527	336	941	1,116
Purchase accounting adjustments-rent(2)	198	174	548	561
Loss on reacquired franchise rights(3)	10	—	360	—
Transaction fees(4)	254	—	290	1,021
Loss on extinguishment of debt(5)	4,570	—	4,570	—
Stock offering-related costs(6)	—	41	—	977
Severance costs(7)	—	—	352	—
Pre-opening costs(8)	370	421	853	421
Equipment discount(9)	—	(107)	—	(107)
Early lease termination costs(10)	—	—	—	1,143
Other(11)	19	—	685	(573)
Purchase accounting amortization(12)	3,934	4,622	11,776	13,867
Adjusted income before income taxes	$37,544	$30,929	$118,094	$97,131
Adjusted income taxes(13)	9,874	12,217	31,059	38,367
Adjusted net income	$27,670	$18,712	$87,035	$58,764

Adjusted net income per share, diluted	$0.28	$0.19	$0.88	$0.60

Adjusted weighted-average shares outstanding(14)	98,462	98,428	98,615	98,445

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $105, $100, $272 and $306 in the three and nine months ended September 30, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $93, $75, $276 and $255 for the three and nine months ended September 30, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)
Represents the impact of a non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisition of six franchisee-owned stores on January 1, 2018 and our acquisition of four franchisee-owned stores on August 10, 2018. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(4)	Represents transaction fees and expenses related to the issuance of the Series 2018-1 Senior Notes in 2018 and the amendment of our previous credit facilities in 2017.

(5)	Represents a loss on extinguishment of debt related to the write-off of deferred financing costs associated with the Term Loan B which the Company repaid in August 2018.

(6)	Represents legal, accounting and other costs incurred in connection with offerings of the Company’s Class A common stock.

(7)	Represents severance expense recorded in connection with an equity award modification.

(8)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(9)
Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that can no longer be utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(10)	Represents charges and expenses incurred in connection with the early termination of the lease for our previous headquarters.

(11)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the nine months ended September 30, 2018, this amount includes $342 related to the reversal of a tax indemnification receivable. In the nine months ended September 30, 2018 and 2017, this amount includes a gain of $354 and $541, respectively, related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. Additionally, in the nine months ended September 30, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

(12)
Includes $3,096, $4,086, $9,288 and $12,258 of amortization of intangible assets, other than favorable leases, for the three and nine months ended September 30, 2018 and 2017, respectively, recorded in connection with the 2012 Acquisition, and $838, $536, $2,488 and $1,609 of amortization of intangible assets for the three months ended September 30, 2018 and 2017, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(13)
Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three and nine months ended September 30, 2018 and 2017, respectively, applied to adjusted income before income taxes.

(14)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$17,471	88,458	$0.20	$15,345	85,734	$0.18
Assumed exchange of shares(2)	3,001	10,004		3,557	12,694
Net Income	20,472			18,902
Adjustments to arrive at adjusted income before income taxes(3)	17,072			12,027
Adjusted income before income taxes	37,544			30,929
Adjusted income taxes(4)	9,874			12,217
Adjusted Net Income	$27,670	98,462	$0.28	$18,712	98,428	$0.19

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three and nine months ended September 30, 2018 and 2017, respectively, applied to adjusted income before income taxes.

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$63,226	88,064	$0.72	$36,599	76,435	$0.48
Assumed exchange of shares(2)	11,158	10,551		18,173	22,010
Net Income	74,384			54,772
Adjustments to arrive at adjusted income before income taxes(3)	43,710			42,359
Adjusted income before income taxes	118,094			97,131
Adjusted income taxes(4)	31,059			38,367
Adjusted Net Income	$87,035	98,615	$0.88	$58,764	98,445	$0.60

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.3% and 39.5% for the three and nine months ended September 30, 2018 and 2017, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Franchise revenue	30.7%	32.2%	32.5%	31.9%
Commission income	1.1%	4.3%	1.2%	5.3%
National advertising fund revenue	8.3%	—%	8.3%	—%
Franchise segment	40.1%	36.5%	42.0%	37.2%
Corporate-owned stores	25.9%	29.3%	25.7%	28.4%
Equipment	34.0%	34.2%	32.3%	34.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.0%	26.5%	25.1%	26.5%
Store operations	13.7%	16.0%	13.8%	15.3%
Selling, general and administrative	12.6%	14.4%	13.1%	14.4%
National advertising fund expense	8.3%	—%	8.3%	—%
Depreciation and amortization	6.5%	8.3%	6.5%	8.1%
Other loss (gain)	—%	—%	0.2%	0.1%
Total operating costs and expenses	68.1%	65.2%	67.0%	64.4%
Income from operations	31.9%	34.8%	33.0%	35.6%
Other income (expense), net:
Interest income	1.5%	—%	0.6%	—%
Interest expense	(13.1)%	(9.1)%	(9.0)%	(9.0)%
Other expense	—%	0.4%	(0.1)%	0.1%
Total other expense, net	(11.6)%	(8.7)%	(8.5)%	(8.9)%
Income before income taxes	20.3%	26.1%	24.5%	26.7%
Provision for income taxes	5.3%	6.7%	5.9%	8.1%
Net income	15.0%	19.4%	18.6%	18.6%
Less net income attributable to non-controlling interests	2.2%	3.6%	2.8%	6.1%
Net income attributable to Planet Fitness, Inc.	12.8%	15.8%	15.8%	12.5%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
(in thousands)
Revenue:
Franchise revenue	$41,997	$31,413	$129,575	$94,485
Commission income	1,448	4,149	5,012	15,668
National advertising fund revenue	11,377	—	32,997	—
Franchise segment	54,822	35,562	167,584	110,153
Corporate-owned stores	35,406	28,560	102,365	83,886
Equipment	46,428	33,374	128,589	101,875
Total revenue	136,656	97,496	398,538	295,914
Operating costs and expenses:
Cost of revenue	36,871	25,819	100,114	78,395
Store operations	18,751	15,551	55,154	45,339
Selling, general and administrative	17,233	14,071	52,066	42,659
National advertising fund expense	11,377	—	32,997	—
Depreciation and amortization	8,863	8,137	25,947	23,982
Other loss (gain)	(12)	(36)	958	280
Total operating costs and expenses	93,083	63,542	267,236	190,655
Income from operations	43,573	33,954	131,302	105,259
Other income (expense), net:
Interest income	2,025	18	2,480	24
Interest expense	(17,909)	(8,938)	(35,725)	(26,735)
Other expense	(27)	408	(338)	157
Total other expense, net	(15,911)	(8,512)	(33,583)	(26,554)
Income before income taxes	27,662	25,442	97,719	78,705
Provision for income taxes	7,190	6,540	23,335	23,933
Net income	20,472	18,902	74,384	54,772
Less net income attributable to non-controlling interests	3,001	3,557	11,158	18,173
Net income attributable to Planet Fitness, Inc.	$17,471	$15,345	$63,226	$36,599
Comparison of the three months ended September 30, 2018 and three months ended September 30, 2017
Revenue
Total revenues were $136.7 million in the three months ended September 30, 2018, compared to $97.5 million in the three months ended September 30, 2017, an increase of $39.2 million, or 40.2%.
Franchise segment revenue was $54.8 million in the three months ended September 30, 2018, compared to $35.6 million in the three months ended September 30, 2017, an increase of $19.3 million, or 54.2%.
Franchise revenue was $42.0 million in the three months ended September 30, 2018 compared to $31.4 million in the three months ended September 30, 2017, an increase of $10.6 million or 33.7%. Included in franchise revenue is royalty revenue of $36.0 million, franchise and other fees of $3.5 million, and placement revenue of $2.5 million for the three months ended September 30, 2018, compared to royalty revenue of $22.0 million, franchise and other fees of $7.0 million, and placement revenue of $2.4 million for the three months ended September 30, 2017. The $13.9 million increase in royalty revenue was primarily driven by $7.0 million due to higher royalty rates on monthly dues and $2.3 million due to higher royalties on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% which were offset by a corresponding decrease in franchise and other fees as well as reduced commission income (the "Rebate to Royalty Amendment"). Additionally, $2.6 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $2.0 million attributable to a same store sales increase of 9.9% in franchisee-owned stores. The $3.4 million decrease in franchise and other fees was primarily driven by the Rebate to Royalty Amendment mentioned above in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
Commission income, which is included in our franchise segment, was $1.4 million in the three months ended September 30, 2018 compared to $4.1 million in the three months ended September 30, 2017. The $2.7 million decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $11.4 million in the three months ended September 30, 2018, compared to zero in the three months ended September 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is offset by national advertising fund expenses below. See Note 15 in the notes to the consolidated financial statements.
Revenue from our corporate-owned stores segment was $35.4 million in the three months ended September 30, 2018, compared to $28.6 million in the three months ended September 30, 2017, an increase of $6.8 million, or 24.0%. The increase was due to higher revenue of $5.2 million from new corporate-owned stores opened or acquired since June 30, 2017, higher same store sales from corporate-owned stores which increased 6.1% in the three months ended September 30, 2018 and contributed incremental revenues of $1.4 million, and higher annual fee revenue of $0.3 million.
Equipment segment revenue was $46.4 million in the three months ended September 30, 2018, compared to $33.4 million in the three months ended September 30, 2017, an increase of $13.1 million, or 39.1%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, as well as higher equipment sales to new franchisee-owned stores related to 15 additional new equipment sales in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Cost of revenue
Cost of revenue was $36.9 million in the three months ended September 30, 2018 compared to $25.8 million in the three months ended September 30, 2017, an increase of $11.1 million, or 42.8%. Cost of revenue, which relates to our equipment segment, increased due to 15 additional equipment sales to new franchisee-owned stores, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $18.8 million in the three months ended September 30, 2018 compared to $15.6 million in the three months ended September 30, 2017, an increase of $3.2 million, or 20.6%. The increase was primarily attributable to the acquisition of six franchisee-owned stores on January 1, 2018, the acquisition of four franchisee-owned stores on August 10, 2018, and the opening of five new corporate-owned stores since June 30, 2017.
Selling, general and administrative
Selling, general and administrative expenses were $17.2 million in the three months ended September 30, 2018 compared to $14.1 million in the three months ended September 30, 2017, an increase of $3.2 million, or 22.5%. The $3.2 million increase was primarily due to additional expenses incurred during the three months ended September 30, 2018 to support our growing operations, including additional headcount and equity-based compensation. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $11.4 million in the three months ended September 30, 2018 compared to zero in the three months ended September 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is offset by national advertising fund revenue as described above. See Note 15 in the notes to the consolidated financial statements.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $8.9 million in the three months ended September 30, 2018 compared to $8.1 million in the three months ended September 30, 2017, an increase of $0.7 million, or 8.9%. The increase was primarily attributable to the acquisition and opening of corporate-owned stores since June 30, 2017.
Other loss (gain)
Other loss (gain) was zero in both the three months ended September 30, 2018 and 2017.

Interest income
Interest income was $2.0 million in the three months ended September 30, 2018, compared to $0 in the three months ended September 30, 2017. The increase was due to the increase in the cash balance in connection with the issuance of the Class A-2 Notes.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $17.9 million in the three months ended September 30, 2018 compared to $8.9 million in the three months ended September 30, 2017. Included in interest expense in the three months ended September 30, 2018 was $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B which was repaid in August 2018, as well as higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes.
Other (expense) income
Other expense was zero in the three months ended September 30, 2018 compared to income of $0.4 million in the three months ended September 30, 2017, a decrease of $0.4 million. In the three months ended September 30, 2017, other income included $0.3 million of foreign currency gains.
Provision for income taxes
Income tax expense was $7.2 million in the three months ended September 30, 2018, compared to $6.5 million in the three months ended September 30, 2017, a increase of $0.7 million. The increase in the provision for income taxes was primarily attributable to the recognition of an income tax benefit in connection with the filing of tax returns in the three months ended September 30, 2017, partially offset by a lower U.S. statutory tax rate in 2018 as evidenced by our effective tax rate of 26.0% for the three months ended September 30, 2018 compared to 25.7% for the three months ended September 30, 2017.
Segment results
Franchise
Segment EBITDA for the franchise segment was $37.1 million in the three months ended September 30, 2018 compared to $29.9 million in the three months ended September 30, 2017, an increase of $7.2 million, or 23.9%. This increase was primarily the result of growth in our franchise segment revenue of $7.0 million due to higher royalty rates on monthly dues and $2.3 million due to higher royalties on annual fees, primarily as a result of the Rebate to Royalty Amendment. Additionally, $2.6 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base and $2.0 million attributable to a same store sales increase of 9.9% in franchisee-owned stores. The increase in revenue was partially offset by $2.7 million of lower commission income and $3.4 million of lower franchise and other fee revenue in connection to the Rebate to Royalty Amendment, and $0.7 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $2.0 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $15.3 million in the three months ended September 30, 2018 compared to $12.0 million in the three months ended September 30, 2017, an increase of $3.2 million, or 26.8%. Of this increase, $2.4 million increase was attributable to the stores acquired, opened and planned to open since June 30, 2017. An additional $0.8 million was from stores included in our same store sales base in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Depreciation and amortization was $5.3 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since June 30, 2017.
Equipment
Segment EBITDA for the equipment segment was $9.7 million in the three months ended September 30, 2018 compared to $7.7 million in the three months ended September 30, 2017, an increase of $2.0 million, or 25.7%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, in addition to 15 additional equipment sales to new franchisee-owned stores in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Depreciation and amortization was $1.3 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively.

Comparison of the nine months ended September 30, 2018 and nine months ended September 30, 2017
Revenue
Total revenues were $398.5 million in the nine months ended September 30, 2018, compared to $295.9 million in the nine months ended September 30, 2017, an increase of $102.6 million, or 34.7%.
Franchise segment revenue was $167.6 million in the nine months ended September 30, 2018, compared to $110.2 million in the nine months ended September 30, 2017, an increase of $57.4 million, or 52.1%.
Franchise revenue was $129.6 million in the nine months ended September 30, 2018 compared to $94.5 million in the nine months ended September 30, 2017, an increase of $35.1 million or 37.1%. Included in franchise revenue is royalty revenue of $108.7 million, franchise and other fees of $13.2 million, and placement revenue of $7.7 million for the nine months ended September 30, 2018, compared to royalty revenue of $66.5 million, franchise and other fees of $20.6 million, and placement revenue of $7.4 million for the nine months ended September 30, 2017. Of the $42.2 million increase in royalty revenue, $20.7 million was primarily attributable to higher royalty rates on monthly dues and $8.3 million was attributable to higher royalties on annual fees, primarily as a result of the Rebate to Royalty Amendment. Additionally, $7.2 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $5.9 million was attributable to a same store sales increase of 10.5% in franchisee-owned stores. The $7.4 million decrease in franchise and other fees was primarily driven by the Rebate to Royalty Amendment mentioned above in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Commission income, which is included in our franchise segment, was $5.0 million in the nine months ended September 30, 2018 compared to $15.7 million in the nine months ended September 30, 2017. The $10.7 million decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $33.0 million in the nine months ended September 30, 2018, compared to zero in the nine months ended September 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is offset by national advertising fund expenses below. See Note 15 in the notes to the consolidated financial statements.
Revenue from our corporate-owned stores segment was $102.4 million in the nine months ended September 30, 2018, compared to $83.9 million in the nine months ended September 30, 2017, an increase of $18.5 million, or 22.0%. The increase was due to higher revenue of $12.4 million from new corporate-owned stores opened and acquired since January 1, 2017, higher same store sales from corporate-owned stores which increased 5.6% in the nine months ended September 30, 2018 and contributed incremental revenues of $4.5 million, and higher annual fees of $1.5 million.
Equipment segment revenue was $128.6 million in the nine months ended September 30, 2018, compared to $101.9 million in the nine months ended September 30, 2017, an increase of $26.7 million, or 26.2%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, as well as higher equipment sales to new franchisee-owned stores related to 23 additional new equipment sales in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Cost of revenue
Cost of revenue was $100.1 million in the nine months ended September 30, 2018 compared to $78.4 million in the nine months ended September 30, 2017, an increase of $21.7 million, or 27.7%. Cost of revenue, which relates to our equipment segment, increased due to 23 additional equipment sales to new franchisee-owned stores, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $55.2 million in the nine months ended September 30, 2018 compared to $45.3 million in the nine months ended September 30, 2017, an increase of $9.8 million, or 21.6%. The increase was primarily attributable to the acquisition of six franchisee-owned stores on January 1, 2018, the acquisition of four franchisee-owned stores on August 10, 2018, and the opening of five new corporate-owned stores since January 1, 2017 and expenses related to future openings.
Selling, general and administrative
Selling, general and administrative expenses were $52.1 million in the nine months ended September 30, 2018 compared to $42.7 million in the nine months ended September 30, 2017, an increase of $9.4 million, or 22.1%. The $9.4 million increase was primarily due to additional expenses incurred during the nine months ended September 30, 2018 to support our growing operations, including additional headcount, equity-based compensation, and costs related to our franchisee conference which occurs approximately every 18 months. Partially offsetting this increase was $1.0 million of lower costs incurred in connection with secondary offerings in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $33.0 million in the nine months ended September 30, 2018 compared to zero in the nine months ended September 30, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is offset by national advertising fund revenue as described above. See Note 15 in the notes to the consolidated financial statements.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $25.9 million in the nine months ended September 30, 2018 compared to $24.0 million in the nine months ended September 30, 2017, an increase of $2.0 million, or 8.2%. The increase was primarily attributable the acquisition and opening of corporate-owned stores since January 1, 2017.
Other loss
Other loss was $1.0 million in the nine months ended September 30, 2018 compared to $0.3 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, this amount includes $0.6 million due to write off of certain assets that were being tested for possible use across the system and $0.4 million related to the loss on reacquired franchise rights recorded in relation to the acquisition of six franchisee-owned stores on January 1, 2018.
Interest income
Interest income was $2.5 million in the nine months ended September 30, 2018 compared to $0 in the nine months ended September 30, 2017. The increase was due to the increase in cash balance in connection with the securitized debt transaction.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $35.7 million in the nine months ended September 30, 2018 compared to $26.7 million in the nine months ended September 30, 2017. Included in interest expense in the nine months ended September 30, 2018 was $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B, which was repaid in August 2018 as well as higher interest expense related to our $1.2 billion of Class A-2 Notes.
Other (expense) income
Other (expense) income was $0.3 million of expense in the nine months ended September 30, 2018 and income of $0.2 million in the nine months ended September 30, 2017.
Provision for income taxes
Income tax expense was $23.3 million in the nine months ended September 30, 2018, compared to $23.9 million in the nine months ended September 30, 2017, a decrease of $0.6 million. The decrease in the provision for income taxes was primarily attributable to the decrease in the tax rate effective January 1, 2018 as evidenced by our lower effective tax rate of 23.9% for the nine months ended September 30, 2018 compared to 30.4% for the nine months ended September 30, 2017, partially offset by the Company’s increased income before taxes and increased pro rata share of income from Pla-Fit Holdings in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.
Segment results
Franchise
Segment EBITDA for the franchise segment was $113.8 million in the nine months ended September 30, 2018 compared to $94.4 million in the nine months ended September 30, 2017, an increase of $19.3 million, or 20.5%. This increase was primarily the result of growth in our franchise segment revenue of $20.7 million which was primarily attributable to higher royalty rates on monthly dues and $8.3 million was attributable to higher royalties on annual fees, primarily as a result of the Rebate to Royalty Amendment. Additionally, $7.2 million was attributable to royalties from new stores in 2018, as well as stores that opened in 2017 that were not included in the same store sales base, and $5.9 million was attributable to a same store sales increase of 10.5% in franchisee-owned stores. The increase in revenue was partially offset by $10.7 million of lower commission income and $7.4 million of lower franchise and other fee revenue in conjunction with the Rebate to Royalty Amendment mentioned above, and

$5.1 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $5.9 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $42.1 million in the nine months ended September 30, 2018 compared to $35.6 million in the nine months ended September 30, 2017, an increase of $6.5 million, or 18.4%. Of this increase, $4.1 million of the increase is attributable to the stores acquired, opened and planned to open since January 1, 2017. An additional $3.5 million was related to stores included in our same store sales base in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Partially offsetting these increases is $0.7 million of foreign currency losses and a $0.4 million loss on reacquired franchise rights recorded in connection with the acquisition of ten franchisee-owned stores in 2018. Depreciation and amortization was $15.0 million and $11.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in depreciation and amortization was primarily attributable the acquisition and opening of corporate-owned stores since January 1, 2017.
Equipment
Segment EBITDA for the equipment segment was $28.6 million in the nine months ended September 30, 2018 compared to $23.6 million in the nine months ended September 30, 2017, an increase of $5.0 million, or 21.2%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, in addition to 23 additional equipment sales to new franchisee-owned stores in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Depreciation and amortization was $3.8 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively.
Liquidity and capital resources
As of September 30, 2018, we had $572.7 million of cash and cash equivalents. In addition, as of September 30, 2018, we had borrowing capacity of $75.0 million under our Variable Funding Note.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with the available cash balance, the cash generated from our operations, and amounts available under our Variable Funding Note will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk factors” in the Annual Report and elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Variable Funding Note or otherwise to enable us to service our indebtedness, including our Class A-2 Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
The following table presents summary cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$143,886	$93,028
Investing activities	(64,157)	(23,063)
Financing activities	416,071	(17,490)
Effect of foreign exchange rates on cash	(234)	399
Net increase in cash	$495,566	$52,874
Operating activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $143.9 million compared to $93.0 million in the nine months ended September 30, 2017, an increase of $50.9 million. Of the increase, $27.3 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, and $23.5 million was due to lower cash used for working capital in accounts payable and accrued expenses, other assets and other current assets, and deferred revenue, partially offset by higher cash used in payables pursuant to tax benefit arrangements in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
(in thousands)	2018	2017
New corporate-owned stores and corporate-owned stores not yet opened	$4,567	$1,313
Existing corporate-owned stores	8,580	14,651
Information systems	5,362	1,070
Corporate and all other	92	6,195
Total capital expenditures	$18,601	$23,229

For the nine months ended September 30, 2018, net cash used in investing activities was $64.2 million compared to $23.1 million in the nine months ended September 30, 2017, an increase of $41.1 million, and was primarily related to the acquisition of six franchisee-owned stores on January 1, 2018 for $28.5 million and the acquisition of four franchisee-owned stores on August 10, 2018 for $17.2 million, partially offset by $4.6 million lower cash used for additions to property, plant and equipment.
Financing activities
For the nine months ended September 30, 2018, net cash provided by financing activities was $416.1 million compared to cash used of $17.5 million in the nine months ended September 30, 2017, an increase of $433.6 million. Of the increase, $463.3 million was primarily due to the completion of the Company's securitized financing facility and repayment of its Term Loan B during the nine months ended September 30, 2018. Offsetting the increase, the Company spent $42.1 million on share repurchases during the nine months ended September 30, 2018. Continuing LLC Owner distributions were $5.4 million in the nine months ended September 30, 2018 compared to $9.3 million in the nine months ended September 30, 2017.
2018 Refinancing
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575 million and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625 million. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together iwth the Class A-2 Notes, the "Series 2018-1 Senior Notes"), and certain letters of credit, all of which is currently undrawn. The Series 2018-1 Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the 2018-1 Senior Notes.
The legal final maturity date of the Class A-2 Notes is in August 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in August 2022 and the Class A-2-II Notes will be repaid in August 2025.
A portion of the proceeds of the Class A-2 Notes was used to repay the remaining $705.9 million of principal outstanding on the then-existing senior secured credit facility. The additional proceeds, net of transaction costs, are being used for general corporate purposes, and may include a return of capital to the Company’s shareholders. See Note 6 for further information related to the Company's refinancing.

Share repurchase program
On August 3, 2018, our board of directors approved an increase to the total amount of the share repurchase program to $500 million. Pursuant to the share repurchase program, during the nine months ended September 30, 2018, the Company repurchased and retired 824,312 shares of Class A common stock for a total cost of $42.1 million. The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and depends on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the indenture governing the Series 2018-1 Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.
Off-balance sheet arrangements
As of September 30, 2018, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $0.8 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2018 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Class A-2 Notes which are comprised of fixed interest rate notes and the Variable Funding Notes which allow for the issuance up to $75.0 million of Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company's exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on borrowings under the Variable Funding Notes.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2018, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
The following risk factors, which have been updated to reflect the refinancing of our existing senior secured credit facilities with a securitized financing facility, should be read in conjunction with the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
The Notes were issued in a securitization transaction pursuant to which substantially all of the Company’s revenue-generating assets in the United States were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
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
After giving effect to the closing of the securitization transactions, the Master Issuer has $1.2 billion of outstanding debt. Additionally, the Variable Funding Notes allow the Master Issuer to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million.
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
The ability to meet payment and other obligations under the debt instruments of the Company’s subsidiaries depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond the Company’s control. The Company cannot assure that its business will generate cash flow from operations, or that future borrowings will be available to it under existing or any future credit facilities or otherwise, in an amount sufficient to enable its subsidiaries to meet our debt payment obligations and to fund other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service our debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/18 - 07/31/18	—	—	—	$100,000,000
08/01/18 - 08/31/18	707,249	$51.24	707,249	$463,763,283
09/01/18 - 09/30/18	117,063	$50.00	117,063	$457,910,178
Total	824,312	$51.06	824,312	$457,910,178

(1)On August 3, 2018, our board of directors approved an increase to the total amount of the previously announced share repurchase program from $100,000,000 to $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits

		Description of Exhibit Incorporated
		Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

1.1	Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC, Citigroup Global Markets, Inc. and ING Financial Markets LLC, as the initial purchasers.	8-K	001-37534	July 20, 2018	1.1

4.1	Base Indenture dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	001-37534	August 1, 2018	4.1

4.2	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary.	8-K	001-37534	August 1, 2018	4.2

10.1	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.	8-K	001-37534	July 20, 2018	10.1

10.2	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee.	8-K	001-37534	August 1, 2018	10.1

10.3	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.	8-K	001-37534	August 1, 2018	10.2

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of regulation S-T (XBRL)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 7, 2018	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)