Form 10-K
period 2018-12-31
Planet Fitness, Inc.
filed 2019-03-01
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(b) of the Act: Class A common stock, par value $.0001 per share; Traded on the New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2018 was approximately $3.9 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 22, 2019 was 83,600,812 shares and 9,441,730 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders to be held April 29, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the United States by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
Our judgement-free approach to fitness and attractive value proposition have enabled us to grow our revenues to $572.9 million in 2018 and to become an industry leader with $2.8 billion in system-wide sales during 2018 (which we define as monthly dues and annual fees billed by us and our franchisees), and approximately 12.5 million members and 1,742 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of December 31, 2018. System-wide sales for 2018 include $2.6 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $137.9 million attributable to our corporate-owned stores. Of our 1,742 stores, 1,666 are franchised and 76 are corporate-owned. Our stores are successful in a wide range of geographies and demographics. According to internal and third-party analysis, we believe we have the opportunity to grow our store count to over 4,000 stores in the U.S. alone. Under signed area development agreements (“ADAs”) as of December 31, 2018, our franchisees have committed to open more than 1,000 additional stores.
In 2018, our corporate-owned stores had segment EBITDA margin of 40.9% and had average unit volumes (“AUVs”) of approximately $2.0 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 46%, or approximately 39% after applying the current 7% royalty rate, which includes 1.59% royalty as a result of the elimination of certain rebates and commissions that were previously paid by all stores and deducted as an expense in arriving at four wall EBITDA. We believe this to be comparable to a franchise store under our current franchise agreement. Based on a historical survey of franchisees, we believe that, on average, our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. Our strong member value proposition has also driven growth throughout a variety of economic cycles and conditions. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Our significant growth is reflected in:

•	1,742 stores as of December 31, 2018, compared to 918 as of December 31, 2014, reflecting a compound annual growth rate (“CAGR”) of 17.4%;

•	12.5 million members as of December 31, 2018, compared to 6.1 million as of December 31, 2014, reflecting a CAGR of 19.9%;

•	2018 system-wide sales of $2.8 billion, reflecting a CAGR of 23.4%, or increase of $1.6 billion, since 2014

•
2018 total revenue of $572.9 million, reflecting a CAGR of 19.6%, or increase of $293.1 million, since 2014, of which 0.4% is attributable to revenues from corporate-owned stores acquired from franchisees since January 1, 2014;

•
48 consecutive quarters of system-wide same store sales growth (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

•
2018 net income of $103.2 million, reflecting a CAGR of 29.0%, or increase of $65.9 million, since 2014. Our historical results, prior to our initial public offering, benefit from insignificant income taxes due to our status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be comparable to periods prior to our IPO as our income attributable to Planet Fitness, Inc. is now subject to U.S. federal and state taxes;

•	2018 Adjusted EBITDA of $223.2 million, reflecting a CAGR of 22.1%, or increase of $122.7 million, since 2014; and

•	2018 Adjusted net income of $119.5 million compared to $82.3 million in 2017, an increase of 45.3%.

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
Planet Fitness – Home of the Judgement Free Zone
We bring fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:

•
Welcoming, non-intimidating environment: We believe every member should feel accepted and respected when they walk into a Planet Fitness. Our stores provide a Judgement Free Zone where members of all fitness levels can enjoy a non-intimidating environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. By outfitting our gyms with more cardiovascular and light strength equipment, and not offering heavy free weights, we reinforce our Judgement Free Zone philosophy by discouraging what we call “Lunk” behavior, such as dropping weights and grunting, that can be intimidating to new and occasional gym users. In addition, to help maintain our welcoming, judgement-free environment, each store is required to have a purple and yellow branded “Lunk” alarm on the wall that staff occasionally rings as a light-hearted reminder of our policies.

•
Distinct store experience: Our bright, clean, large-format stores offer our members a selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment that is commonly used by first-time and occasional gym users. Because our stores are typically 20,000 square feet and we do not offer non-essential amenities such as group exercise classes, pools, day care centers and juice bars, we have more space for the equipment our members do use. We believe our tailored use of space is, at least in part, why we have not needed to impose time limits on our cardio machines.

•
Exceptional value for members: Both our standard and PF Black Card memberships are priced significantly below the industry median of $61 per month and still provide our members with a high-quality fitness experience. In the U.S., for only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $21.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.
Our differentiated approach to fitness has allowed us to create an attractive franchise model that is both profitable and scalable. We recognize that our success depends on a shared passion with our franchisees for providing a distinctive store experience based on a judgement-free environment and an exceptional value for our members. We seek to enhance the attractiveness of our streamlined, easy-to-operate franchise model by providing franchisees with extensive operational support relating to site selection and development, marketing and training. We also take a highly collaborative, teamwork approach to our relationship with franchisees, as captured by our motto “One Team, One Planet.” We believe the strength of our brand and the attractiveness of our franchise model are evidenced by the fact that over 90% of our new stores in 2018 were opened by our existing franchisee base.
Our competitive strengths
We attribute our success to the following strengths:

•
Market leader with differentiated member experience, nationally recognized brand and scale advantage. We believe we are the largest operator of fitness centers in the U.S. by number of members, with approximately 12.5 million members as of December 31, 2018. Our franchisee-owned and corporate-owned stores generated $2.8 billion in system-wide sales during 2018. Through our differentiated member experience, nationally recognized brand and scale advantage, we will continue to deliver a compelling value proposition to our members and our franchisees and, we believe, grow our store and total membership base.

•
Differentiated member experience. We seek to provide our members with a high-quality fitness experience in a non-intimidating, judgement-free environment at an exceptional value. We have a dedicated Brand Excellence team that seeks to ensure that all our franchise stores uphold our brand standards and deliver a consistent Planet Fitness member experience in every store.

•
Nationally recognized brand. We have developed a highly relatable and recognizable brand that emphasizes our focus on providing our members with a judgement-free environment. We do so through fun and memorable marketing campaigns and in-store signage that highlights the judgement people face in their everyday lives and how at Planet Fitness, they can be free to be themselves. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have executed bi-annually. Our brand strength also helps our franchisees attract members, with new stores in 2018 signing up an average of more than 1,300 members even before opening their doors.

•
Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees generally spend 7% of their monthly membership dues on local advertising, have enabled us and our franchisees to spend over $650 million since 2011 on marketing to drive consumer brand awareness and preference.

•
Exceptional value proposition that appeals to a broad member demographic. We offer a high-quality and consistent fitness experience throughout our entire store base at low monthly membership dues. Combined with our non-intimidating and welcoming environment, we are able to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies across North America, including Puerto Rico, the Dominican Republic, Panama, and Mexico.

•
Strong store-level economics. Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2014, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverage our relatively fixed costs. In 2018, our corporate-owned stores had segment EBITDA margin of 40.9% and had AUVs of approximately $2.0 million with four-wall EBITDA margins of approximately 46%, or approximately 39% after applying the current 7% royalty rate, which includes 1.59% royalty as a result of the elimination of certain rebates and commissions that were previously paid by all stores and deducted as an expense in arriving at four-wall EBITDA. We believe this to be comparable to a franchise store under our current franchise agreement. Based on a historical survey of franchisees, we believe that our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store EBITDA margins. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

•
Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our franchise model enables us to scale more rapidly than a company-owned model. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. Our franchisees enjoy recurring monthly member dues, regardless of member use, weather or other factors. Based on historical survey data and management estimates, we believe our franchisees can earn, in their second year of operations, on average, a cash-on-cash return on initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital with us, with over 90% of our new stores in 2018 opened by our existing franchisee base, as well as 48 consecutive quarters of same store sales growth, including system-wide same store sales growth of 10.2% in 2018. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.

•
Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2018, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. In addition, our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment every five to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs. By re-investing in stores, we and our franchisees strive to maintain and enhance our member experience. Our predictable and recurring revenue streams, combined with our attractive margins and minimal capital requirements, result in high cash flow conversion and increased capacity to invest in future growth initiatives.

•
Proven, experienced management team driving a strong culture. Our strategic vision and unique culture have been developed and fostered by our senior management team under the stewardship of Chief Executive Officer, Chris Rondeau. Mr. Rondeau has been with Planet Fitness for over 25 years and helped develop the Planet Fitness business model and brand elements that give us our distinct personality and spirited culture. Dorvin Lively, our President and Chief Financial Officer, brings valuable expertise from over 35 years of corporate finance experience with companies such as RadioShack and Ace Hardware, and from the initial public offering of Maidenform Brands. We have assembled a management team that shares our passion for “fitness for everyone” and has extensive experience across a broad range of disciplines, including retail, franchising, finance, consumer marketing, digital strategies, brand development and information technology. We believe our senior management team is a key driver of our success and has positioned us well to execute our long-term growth strategy.

Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•
Continue to grow our store base across a broad range of markets.  We have grown our store count over the last five years, expanding from 918 stores as of December 31, 2014 to 1,742 stores as of December 31, 2018. As of December 31, 2018, our franchisees have signed ADAs to open more than 1,000 additional stores, including more than 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration in certain markets create a significant opportunity to open new Planet Fitness stores. Based on our internal and third-party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.

•
Drive revenue growth and system-wide same store sales.  Because we provide a high-quality, affordable, non-intimidating fitness experience that is designed for first-time and occasional gym users, we have achieved positive system-wide same store sales growth in each of the past 48 quarters. We expect to continue to grow system-wide same store sales primarily by:

•
Attracting new members to existing Planet Fitness stores. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our appeal to first-time and occasional gym users. In addition, because our stores offer a large, focused selection of equipment geared toward first-time and occasional gym users, we are able to service higher member volumes without sacrificing the member experience. We have also continued to evolve our offerings to appeal to our target member base, including the introduction of TRX® and other functional training modalities (e.g., medicine balls, stability balls, kettlebells, etc.) within designated areas, as well as dedicated fitness programming to accompany this new equipment. We have also continued to enhance the PE@PF Program, our proprietary small group training program.

•
Increasing mix of PF Black Card memberships by enhancing value and member experience.  We expect to drive sales by continuing to convert our existing members with standard membership dues at $10 per month to our premium PF Black Card membership with dues at approximately $21.99 per month as well as attracting new members to join at the PF Black Card level. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through additional in-store amenities, such as hydro-massage beds, and affinity partnerships for discounts and promotions. Since 2014, our PF Black Card members as a percentage of total membership has increased from 55% as of December 31, 2014 to 60% as of December 31, 2018, and our average monthly dues per member have increased from $15.58 to $16.52 over the same period.

We may also explore other future revenue opportunities, such as optimizing member pricing and fees, offering new merchandise and services inside and outside our stores, and securing affinity and other corporate partnerships.

•
Increase brand awareness to drive growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increasing membership in new and existing stores and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues to our National Advertising Fund (“NAF”), from which we spent $42.6 million in 2018 alone to support our national marketing campaigns, our social media platforms and the development of local advertising materials. Under our current franchise agreement, franchisees are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.

•
Continue to expand royalties from increases in average royalty rate and new franchisees. During 2017, we increased our current royalty rate to 7% and at the same time, for new franchisees and existing franchisees on our current royalty rate structure, we eliminated certain commissions that were paid to us by franchisees and rebates that were earned by us through franchisee purchases from third-party vendors. The eliminated commissions and rebates equate to approximately 1.59% of an average franchisee’s monthly dues and annual fees based on system-wide averages. The current royalty rate of 7% includes this 1.59%. We also offered existing franchisees the opportunity to eliminate such commissions and rebates in exchange for a royalty rate increase of 1.59%. As of December 31, 2018, approximately 86% of our franchisee owned stores increased their royalty rates and are no longer subject to such commissions and rebates.

While our current franchise agreement stipulates monthly royalty rates of 7% of monthly dues and annual membership fees, only 16% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2018, our average royalty rate was 5.61% compared to 2.95% in 2014. In addition to rising average royalty rates, total royalty revenue will continue to grow as we expand our franchise store base and increase franchise same store sales.

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

According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the U.S. health club industry generated approximately $30.0 billion in revenue in 2017. The industry is highly fragmented, with 38,500 clubs across the U.S. serving approximately 60.9 million members, according to IHRSA. In 2017, the U.S. health club industry grew by 5.3% in number of units and 6.3% in number of members compared to Planet Fitness, which grew by 15.6% and 19.9%, respectively. IHRSA data is not yet available for 2018, but Planet Fitness grew its number of stores by 14.8% and its number of members by 17.4% in 2018. Over the next five years, industry sources project that U.S. health club industry revenues will grow at an annualized rate of approximately 1.5%, primarily attributed to an increase in discretionary spending coupled with continued consumer awareness and public initiatives on the health benefits of exercise. We believe we are well-positioned to capitalize on these trends, and our impressive growth reinforces our distinct approach to fitness and broad demographic appeal.
Our brand philosophy
We are a brand built on passion and the belief that anyone can achieve their personal wellness goals in a non-intimidating, judgement-free environment. We have become a nationally recognized consumer brand that stands for the welcoming environment, value and quality we provide our members.
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
You Belong. We do a lot of little things to make members feel like part of our community—like saying hello and goodbye to everyone who enters our stores, providing Tootsie Rolls at the front desk so that our staff has another opportunity to engage with members, and other membership appreciation gestures such as providing free pizza and bagels to our members once a month as a way to build community and reinforce that fitness can be fun.
Planet of Triumphs. All of our members are working toward their goals—from a single push-up to making it to Planet Fitness twice in a week to losing hundreds of pounds. No matter what size the goal, we believe that all of these accomplishments deserve to be celebrated. Planet of Triumphs (www.PlanetofTriumphs.com) is an elevating, inspiring, Judgement Free social community of real members where all stories are welcome. Planet of Triumphs provides an online platform for members to recognize their triumphs (big and small), share their stories and encourage others, while spotlighting our unique brand belief that everyone belongs.
Membership
We make it simple for members to join, whether online or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our corporate-owned stores provide incentive compensation for store staff to successfully drive key business metrics in the service, personnel and financial categories, and we encourage our franchisees to follow our lead. Our regional managers review our corporate stores multiple times per month for quality control, including generally one visit per month during which they evaluate store cleanliness based upon internally established criteria. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•	monthly membership dues of only $10 for our standard membership, or approximately $21.99 for PF Black Card members;

•	current standard annual fees of approximately $39; and

•	enrollment fees of approximately $0 to $59.
Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member gets to take part can take advantage of free pizza and bagels once a month and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.
As of December 31, 2018, we had approximately 12.5 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 85% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit cards payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees. Due to our scale and negotiating power, we believe that our third party payment processors offer a competitive bundle of transaction pricing and support services to our franchisees while facilitating revenue collection by us.
Our stores
We had 1,742 stores system-wide as of December 31, 2018, of which 1,666 were franchised and 76 were corporate-owned, located in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location. Under signed ADAs, as of December 31, 2018, franchisees have committed to open more than 1,000 additional stores.

Franchisee-owned store count by location

BC 4
AB 1
SK 2
MB 1
ON 22
AK 4
WA 26
MT 2
ND 3
MN 17
ME 10
VT 3
NH 2
OR 12
ID 3
SD 3
WI 30
NY 87
MA 65
MI 72
CT 28
RI 15
WY 3
PA 72
IA 14
NJ 55
NE 9
NV 14
IL 68
IN 47
OH 80
DC 2
MD 39
DE 4
UT 12
WV 8
CO 16
VA 40
KS 13
MO 26
KY 26
CA 112
NC 54
TN 39
OK 20
AR 19
SC 30
AZ 37
NM 17
MS 13
AL 28
GA 57
TX 119
LA 28
FL 111
Puerto Rico 12
HI 3
Mexico 1
Panama 4
Dominican Republic 2

Corporate-owned store count by state	
NY	24
PA	17
NH	15
CO	5
CA	3
MA	3
DE	3
NJ	3
Ontario	2
VT	1
Total	76

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

Store model
Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Based on a historical survey of franchisees and management estimates, we believe that our franchise stores achieve store-level profitability in line with our corporate-owned store base. The stores included in this survey represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores. Our average four-wall EBITDA margins for our corporate-owned stores have increased significantly since 2012, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverages our fixed costs. In 2018, our corporate-owned stores had segment EBITDA margin of 40.9% and had AUVs of approximately $2.0 million with four-wall EBITDA margins of approximately 46%, or approximately 39% after applying the current 7% royalty rate, which includes 1.59% royalty as a result of the elimination of certain rebates and commissions that were previously paid by all stores and deducted as an expense in arriving at four wall EBITDA. We believe this to be comparable to a franchise store, under our current franchise agreement. Based on survey data and management analysis, franchisees have historically earned, and we believe can continue to earn, in their second year of operations, on average, a cash-on-cash return on unlevered (i.e., not debt-financed) initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. A franchisee’s initial investment includes fitness equipment purchased from us (or from our required vendors in the case of our franchisees in international markets) as well as costs for non-fitness equipment and leasehold improvements. The attractiveness of our franchise model is further evidenced by the fact that over 90% of our new stores in 2018 were opened by our existing franchisee base. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.
Fitness equipment
We provide our members with high-quality, Planet Fitness-branded fitness equipment from leading suppliers. In order to maintain a consistent experience across our store base, we stipulate specific pieces and quantities of cardio and strength-training equipment and work with franchisees to review and approve layouts and placement. Due to our scale, we are able to negotiate competitive pricing and secure extended warranties from our suppliers. As a result, we believe we offer equipment at more attractive pricing than franchisees could otherwise secure on their own.
Leases
We lease all but one of our corporate-owned stores and our corporate headquarters. Our store leases typically have initial terms of 10 years with two five-year renewal options, exercisable in our discretion. In October, 2016, we executed a lease for our current corporate headquarters at 4 Liberty Lane West, Hampton, New Hampshire, for an initial term of 15 years with one five-year renewal option, exercisable at our discretion. Our corporate headquarters serves as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions, including finance, legal, marketing, technology, real estate, development and human resources.
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances.
Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2018, there were 1,666 franchised Planet Fitness stores operated by approximately 150 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2018, 96% of all franchise stores were owned and operated by a franchisee group that owns at least three stores. However, while our largest franchisee owns 119 stores, only 24% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.

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
Franchise agreements
For each franchised Planet Fitness store, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness store at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require. The typical franchise agreement has a 10-year term. Additionally, franchisees must purchase equipment from us (or our required vendors in the case of our franchisees located in international markets) and replace the fitness equipment in their stores every five to seven years and periodically refurbish and remodel their stores.
We currently require each franchisee to designate a responsible owner and an approved operator for each Planet Fitness store that will have primary management authority for that store. We require these franchisees to complete our initial and ongoing training programs, including minimum periods of classroom and on-the-job training.
Site selection and approval
Our stores are generally located in free-standing retail buildings or neighborhood shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) high visibility and accessibility, (ii) favorable traffic counts and patterns, (iii) availability of signage, (iv) ample parking or access to public transportation and (v) our targeted demographics. We use third-party site analytics tools that provide us with extensive demographic data and analysis that we use to review new and existing sites and markets for our corporate-owned stores and franchisees. We assess population density and drive time, current tenant mix, layout, potential competition and impact on existing Planet Fitness stores and comparative data based upon existing stores—all the way down to optimal ceiling heights and HVAC requirements. Our real estate team meets regularly to review sites for future development and follows a detailed review process to ensure each site aligns with our strategic growth objectives and critical success factors.
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
Design and construction
Once we have approved a franchisee’s site selection, we assist in the design and layout of the store and track the franchisee’s progress from lease signing to grand opening. Franchisees are offered the assistance of our franchise support team to track key milestones, coordinate with vendors and make equipment purchases. Certain Planet Fitness brand elements are required to be incorporated into every new store, and we strive for a consistent appearance across all of our stores, emphasizing clean, attractive facilities, including full-size locker rooms, and modern equipment. Franchisees must abide by our standards related to fixtures, finishes and design elements, including distinctive touches such as our “Lunk” alarm. We believe these elements are critical to ensure brand consistency and member experience system-wide.
In 2018 and 2017, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 14 weeks. We sampled construction costs to build new stores from across a wide range of U.S. geographies, 56 and 49 new stores, in 2018 and 2017, respectively. Based upon these samples, franchisees’ unlevered (i.e., not debt-financed) investment to open a new store ranged from approximately $1.4 million to $3.2 million and $1.5 million to $3.2 million, based upon our samples in

2018 and 2017, respectively. These amounts include fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from four general contractors that oversaw the construction of the stores in the sample set. Additionally, these amounts include an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies and does not necessarily represent the total construction costs on a cash basis.
Franchisee support
We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. Our franchise model is streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources. Our strong and long-lasting partnership with our franchisees is reflected in the fact that over 90% of our new stores in 2018 were opened by our existing franchisee base.
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
Franchisee relations.  Because our ability to execute our strategy is dependent upon the strength of our relationships with our franchisees, we maintain an ongoing dialogue and strong relationship with two franchise advisory groups, the Franchise Advisory Council (“FAC”) and the Planet Fitness Independent Franchise Association (“PFIFA”). The FAC includes seven franchisees elected by the franchisee base and numerous committees consisting of approximately 40 franchisees. The FAC and its committees provide feedback and input on major brand initiatives, new product and service introductions, technology initiatives, marketing programs and advertising campaigns. FAC leaders have regular dialogue with our executive team and work closely with us to advise on major initiatives impacting the brand. Our strong culture of working together is the driving force behind all we do. In 2014, in cooperation with us, our franchisees also organized PFIFA.
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
Marketing spending
National advertising.  We support our franchisees both at a national and local level. We manage the U.S. NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreement requires franchisees to contribute 2% of their monthly EFT to the NAF and Canadian advertising fund, respectively. Since the U.S. NAF was founded in September 2011, it has enabled us to spend approximately $185.8 million to increase national brand awareness, including $44.8 million in 2018, $2.2 million of which is from our corporate-owned stores and included in store-operations expense on the consolidated statements of operations. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.
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
Media partnerships
Given our scale and marketing resources through our national advertising fund, we have aligned ourselves with high-profile media partners who have helped to extend the global reach of our brand. For the past four years, we have been the presenting sponsor of “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest.” This has allowed us to showcase the Planet Fitness brand and our judgement-free philosophy to over a billion TV viewers annually at a key time of year when health and wellness is top of mind for consumers.
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
We have partnered with Boys & Girls Clubs of America, PACER National Bullying Prevention Center and STOMP Out Bullying, to make a meaningful impact on the lives of today's youth. Together with our franchisees and vendors, Planet Fitness has donated approximately $4.5 million to support anti-bullying, pro-kindness initiatives.
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
We compete primarily based upon the membership value proposition we are able to offer due to our significant economies of scale, high-quality fitness experience, judgement-free atmosphere and superior customer service, all at an attractive value, which we believe differentiates us from our competitors.
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
Employees
As of December 31, 2018, we employed 1,052 employees at our corporate-owned stores and 250 employees at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
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
We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications. In 2018 we continued our multi-phased project that we started in 2015 to replace our existing franchise management system and consolidate several back-office systems, onto a third-party hosted platform to drive greater cross-system integration and efficiency and provide a scalable platform to support our growth plans. We expect to continue investing resources in 2019 through smaller, focused projects for our franchise management system to support the changing needs of our business.
In 2018, we engaged with a third-party software development vendor to develop a new, custom digital platform, which, through the exchange of data and introduction of digital products and services, facilitates digital experiences across any digital channel, including mobile, online, and in-store media. This platform is hosted by third parties and we rely on third-party vendors to maintain the platform and develop new digital capabilities. This solution will increasingly enable our ability to provide differentiated and unique experiences to our customers, allow for various partnership types and is aligned with our ongoing business strategy.
We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems, enhance security and optimize their performance.
Intellectual property
We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “PE@PF,” “No Lunks,” “PF Black Card,” “No Gymtimidation,” “You Belong,” “Judgement Free Generation” and various other marks. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and challenge any unauthorized use of the marks.
We license the use of our marks to franchisees, third-party vendors and others through franchise agreements, vendor agreements and licensing agreements. These agreements typically restrict third parties’ activities with respect to use of the marks and impose brand standards requirements. We require licensees to inform us of any potential infringement of the marks.
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
We are subject to the FTC Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the U.S. and its territories (including Puerto Rico) and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”). In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws.
We are subject to franchise registration and disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those provinces in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in approximately 20 states that regulate many aspects of the franchise relationship including, depending upon the state, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes may be resolved, discrimination, and franchisees’ rights to associate, among others. In addition, we and our franchisees may also be subject to laws in other foreign countries where we or they do business.
We and our franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, similar state laws in certain jurisdictions, and various other U.S. and international laws governing such matters as minimum-wage requirements, overtime and other working conditions. Based on our experience with hiring employees and operating stores, we believe a significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases.
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
We and our franchisees are responsible at each of our respective locations for compliance with U.S. state laws, Canadian provincial laws and other international local laws that regulate the relationship between health clubs and their members. Nearly all states and provinces have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, or preclude automatic membership renewals.
We and our franchisees primarily accept payments for our memberships through EFTs from members’ bank accounts, and, therefore, we and our franchisees are subject to federal, state and international laws legislation and certification requirements, including the Electronic Funds Transfer Act. Some states and provinces have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.
Additionally, the collection, maintenance, use, disclosure and disposal of personally identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association (“NACHA”) and the Canadian Payments Association. Federal, state, international and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure, use, and disposal of personally identifiable information that are housed in one or more of our databases.  These security requirements and further restrictions, including the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), grant protections and causes of action related to consumer data privacy and the methods in which it is collected, stored, used, and disposed by us, our franchisees, and applicable third parties.
Many of the states and provinces where we and our franchisees operate stores have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition, U.S. federal law imposes a 10% excise tax on indoor tanning services. Under the rule promulgated by the IRS imposing the tax, a portion of the cost of memberships that include access to our tanning services are subject to the tax.
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
Available information
Our website address is www.planetfitness.com, and our investor relations website is located at http://investor.planetfitness.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of shareholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the “SEC”).The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
A substantial portion of our revenues come from royalties, which are generally based on a percentage of monthly membership dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2018, we had approximately 150 franchisee groups operating 1,742 stores. Negative economic conditions, including recession, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
Our franchisees could take actions that harm our business.
Our franchisees are contractually obligated to operate their stores in accordance with the operational, safety and health standards set forth in our agreements with them. However, franchisees are independent third parties, and their actions are outside of our control. In addition, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and certain state franchise laws may limit our ability to terminate or modify these franchise agreements. The franchisees own, operate and oversee the daily operations of their stores. As a result, the ultimate success and quality of any franchise store rests with the franchisee. If franchisees do not successfully operate stores in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected, and our brand image and reputation could be harmed, which in turn could materially and adversely affect our results of operations and financial condition.
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
Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store members’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

•	actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;

•	data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;

•	litigation and legal claims;

•	third-party misappropriation, dilution or infringement or other violation of our intellectual property;

•	regulatory, investigative or other actions relating to our and our franchisees’ provision of indoor tanning services;

•	illegal activity targeted at us or others; and

•	conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.
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
Our growth strategy also relies on our ability to identify, recruit and enter into agreements with a sufficient number of franchisees. In addition, our ability and the ability of our franchisees to successfully open and operate new stores in new or existing markets may be adversely affected by a lack of awareness or acceptance of our brand, as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new domestic and international markets, our and our franchisees’ new stores may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new stores may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate history and brand familiarity. New stores may not be successful or our average store membership sales may not increase at historical rates, which could materially and adversely affect our business, results of operations and financial condition.
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
We currently have stores operating in certain other countries around the world, including Canada, the Dominican Republic, Panama and Mexico. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

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
Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2018, our franchisees opened 226 stores, compared to 206 stores in 2017, 195 stores in 2016, and 206 stores in 2015. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.
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
Changes in the industry affecting gym memberships and payment for gym memberships may place significant demands on our administrative, operational, financial and other resources or require us to obtain different or additional resources. Any failure to manage such changes effectively could adversely affect our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls in order to adapt quickly to such changes. These changes may be time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these changes.
We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.
We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our stores and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain and store member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Furthermore, in 2015, we migrated our point-of-sale system from a proprietary, third-party hosted system to a commercially available, third-party hosted system. Although the migration is complete, in the future there may be unforeseen issues, bugs, data inconsistencies, outages, changes in business processes, and other interruptions that could adversely impact our business. In 2017, we also engaged a new third-party point-of-sale provider partner for stores in the Dominican Republic, Panama and Mexico. If we need to move to different third-party systems, our operations, including EFT drafting, could be interrupted. Our ability to efficiently and effectively manage our franchisee and corporate-owned stores depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control. In 2018, we engaged with a new third-party software development company to develop a digital platform, which through data, facilitates digital experiences across digital channels, including mobile, online, and in-club media. If we need to move to a different partner to develop and maintain this platform, or if the partner's ability to provide its services is reduced, our operations could be interrupted. Additionally, this platform is built on commercial cloud computing platforms and depends on the internet, internet providers, and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations.
Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially and adversely affected.
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
Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.
Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
We could be subject to a cyber incident or other adverse event that threatens the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with members and private data exposure, which each in turn could create additional risks and exposure. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks; however, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.
Because our franchisees accept electronic forms of payment from its customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing. We also maintain important internal company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations and contractual obligations with third parties evolve, we may incur additional costs to ensure that we remain in compliance with those laws and regulations and contractual obligations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations.
Under certain laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits, or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could adversely affect the operation of its business and results of operations.
Changes in legislation or requirements related to electronic fund transfer, or our failure to comply with existing or future regulations, may materially and adversely impact our business.
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
As consumer behavior shifts to use more modern forms of payment, there may be an increased reluctance to use ACH or credit cards for membership dues and point of sale transactions which could result in decreased revenues as consumers choose to give their business to competition with more convenient forms of payment. We may need to expand our information systems to support newer and emerging forms of payment methods, which may be time-consuming and expensive, and may not realize a return on our investment.
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
We and our franchisees currently operate stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets and may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.

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
In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise agreement (which may include increased royalty revenues, advertising fees and other fees and costs), the satisfaction of certain conditions (including re-equipment and remodeling of the store and other requirements) and the payment of a successor fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term.
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
While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for 6.8% of our total stores and another large franchisee group accounts for 4.5% of our total stores. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
Franchisee turnover. There can be no guarantee of the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could adversely affect our business.
Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.
Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2018 over 32% of our new members joined online through our websites. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand would be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
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
There has been a substantial increase in the use of email and social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow access to a broad audience of consumers and other interested persons. Negative commentary about us may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores. Social media platforms may be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting.
We also use email and social medial platforms as marketing tools. For example, we maintain social media accounts and may occasionally email members to inform them of certain offers or promotions. As laws and regulations, including Federal Trade Commission enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.
If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2019,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our business and revenues.
We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
All but one of our corporate-owned stores are located on leased premises. The leases for our stores generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations.
Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot terminate these leases before the end of the initial lease term. Additional sites that we lease are likely to be subject to similar long-term, non-terminable leases. If we close a store, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, if we fail to negotiate renewals, either on commercially acceptable terms or at all, as each of our leases expire we could be forced to close stores in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our securitized financing facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.
We are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the Federal Trade Commission (the “FTC”) that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in FDD. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise registration and disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to to register our franchise offering in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Mexico, and may become subject to similar laws in other countries in which we may offer franchises in the future. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 20 states that regulate many aspects of the franchise relationship including, depending upon the state, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes may be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.
We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States, Canada, the Dominican Republic, Panama and Mexico governing such matters as minimum-wage requirements, overtime and other working conditions. Based upon our experience with hiring employees and operating corporate-owned stores, we believe a significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs and other changes in labor laws could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.
Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian, Dominican, Panamanian and Mexican, federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.
We and our franchisees are responsible at stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, or preclude automatic membership renewals. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages, and civil liability, or result in membership contracts being void or voidable. In addition, states or provinces may update these laws and regulations. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.
If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.
Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model. Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.
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
In addition, from time to time, government agencies and other regulatory authorities have shown an interest in taking investigative or regulatory action with respect to tanning services. For example, we reached a settlement with the New York Office of the Attorney General (“OAG”) in November 2015 in connection with allegations that in the spring of 2013, seven of the approximately 80 independently owned and operated Planet Fitness franchise locations in New York at the time had violated certain state laws related to tanning advertising, signage, paperwork and eyewear. Upon being alerted to these alleged violations, we re-emphasized to all franchisees that they are contractually required to operate their businesses in compliance with all applicable laws and regulations. The OAG’s investigation was part of a larger initiative with respect to tanning salons and other providers of tanning services and the settlement did not have a material adverse effect on us. However, similar future initiatives could influence public perception of the tanning services we offer and of the benefits of our PF Black Card membership.
Risks related to our indebtedness
We and certain of our subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitization transaction that was completed on August 1, 2018.
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and together with the Class A-2-I Notes, the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the Class A-2

Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”
The Notes were issued in a securitization transaction pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
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
In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.
We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.
Under the Indenture, Master Issuer has $1.2 billion of outstanding debt. Additionally, Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the Variable Funding Notes.
This level of debt could have significant consequences on our future operations, including:

•
resulting in an event of default if our subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of our subsidiaries’ debt becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in our business, the industry in which it operates and the general economy;

•	placing us at a competitive disadvantage compared to its competitors that are less leveraged; and

•	subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness with respect to the Variable Funding Notes.
The ability to meet payment and other obligations under the debt instruments of our subsidiaries depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate cash flow from operations, and that future borrowings may not be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable its subsidiaries to meet our debt payment obligations and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.
In addition, we may incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that it now faces could intensify.

The securitization imposes certain restrictions on our activities or the activities of our subsidiaries.
The Indenture and the management agreement entered into between certain of our subsidiaries and the Indenture trustee (the “Management Agreement”) contain various covenants that limit our and its subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•	incur or guarantee additional indebtedness;

•	sell certain assets;

•	create or incur liens on certain assets to secure indebtedness; or

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
As a result of these restrictions, we may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Planet Fitness system, including product development and marketing for the Planet Fitness brand, which could have a material adverse effect on our future growth prospects, financial condition, results of operations and liquidity.
We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.
Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our subsidiaries’ and our franchisees' future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Risks related to our organizational structure
We will be required to pay certain of our existing and previous owners for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.
Future and certain past exchanges of Holdings Units for shares of our Class A common stock (or cash) are expected to produce and have produced favorable tax attributes for us. We are a party to two tax receivable agreements. Under the first of those agreements, we are generally required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC (the “TRA Holders”) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of our Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the “Direct TSG Investors”) 85% of the amount of cash savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units that we held in respect of the Direct TSG Investors’ prior interest in us, which resulted from the Direct TSG Investors’ purchase of interests in our 2012 acquisition (the “2012 Acquisition”) by investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings.
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In December 2017, tax legislation was enacted that, among other things, reduced the federal corporate income tax rate to 21% effective January 1, 2018. Assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $684.8 million over the remaining term of the tax receivable agreements based on a price of $53.62 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 31, 2018) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $582.1 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
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
Our principal asset is our ownership of Holdings Units in Pla-Fit Holdings. As such, we have no independent means of generating revenue. Pla-Fit Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its Holdings Units, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Pla-Fit Holdings, and also incur expenses related to our operations. Pursuant to the limited liability company agreement of Pla-Fit Holdings that was amended and restated in connection with our initial public offering, as amended on July 1, 2017 (the “LLC Agreement”), Pla-Fit Holdings makes cash distributions to the owners of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings have been insufficient. In addition to tax expenses, we also incur expenses related to our operations, including payment obligations under the tax receivable agreements, which are significant. We have caused Pla-Fit Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including ordinary course payments due under the tax receivable agreements. However, its ability to make such distributions in the future will be subject to various limitations and restrictions, including contractual restrictions under our Indenture and Variable Funding Notes. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the tax receivable agreements), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 500 basis points until paid.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2018, based on a share price of $53.62 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 31, 2018) and a discount rate equal to 4.0%, we estimate that we would have been required to pay $425.2 million in the aggregate under the tax receivable agreements.
In certain circumstances, Pla-Fit Holdings will be required to make distributions to us and the Continuing LLC Owners, and the distributions that Pla-Fit Holdings will be required to make may be substantial.
Funds used by Pla-Fit Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that Pla-Fit Holdings will be required to make may be substantial and will likely exceed (as a percentage of Pla-Fit Holdings’ net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer, particularly as a result of H.R. 1, originally known as the Tax Cuts and Jobs Act (the "2017 Tax Act").
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
We are subject to income taxes in the United States and Canada, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof;

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates; or

•	higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state and foreign authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
The 2017 Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law remains uncertain. In addition, how various states will respond to the 2017 Tax Act continues to be uncertain.

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
If we identify a material weakness in our internal control over financial reporting, we may not be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance with our reporting obligations. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the NYSE, on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
In addition, our certificate of incorporation provides that if any action, the subject matter of which is a Covered Proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors (each, a “Foreign Action”), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the Foreign Action as agent for such claiming party.
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
Since our initial public offering (the “IPO”) through December 31, 2018, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $58.50 on December 4, 2018. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	breach or improper handling of data or cybersecurity events; and

•	changes in general market and economic conditions.
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
We may retain future earnings, if any, for future operations, expansion and debt repayment and do not currently pay any cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our securitized financing facility. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.
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
Corporate-Owned Stores
We lease all but one of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. The following table lists all of our corporate-owned store counts by state/province as of December 31, 2018:

State/Province	Store Count
New York	24
Pennsylvania	17
New Hampshire	15
Colorado	5
New Jersey	3
California	3
Massachusetts	3
Delaware	3
Ontario	2
Vermont	1
Franchisee Stores

Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few isolated instances. As of December 31, 2018, we had 1,666 franchisee-owned stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico.
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
Holders of Record
As of February 27, 2019, there were 3 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 27, 2019 there were 13 stockholders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company, and there is no public market for these shares.
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
The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2018, relative to the performance of the S&P 500 Index and the Russell 2000. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.
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

	August 6, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Planet Fitness, Inc.	$100.00	$97.69	$125.63	$216.44	$335.13
S&P 500 Index	100.00	98.10	107.45	128.32	120.32
Russell 2000 (Total Return) Index	100.00	93.42	111.62	126.29	110.91
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2018.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1,2)
10/01/18 - 10/30/18	—	—	—	$457,910,178
11/01/18 - 11/30/18	4,607,410	$52.09	4,607,410	$157,910,178
12/01/18 - 12/31/18	—	$—	—	$157,910,178
Total	4,607,410	$52.09	4,607,410	$157,910,178

(1)On August 3, 2018, our board of directors approved an increase to the total amount of the previously announced share repurchase program from $100,000,000 to $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
(2)On November 13, 2018, the Company entered into a $300 million accelerated share repurchase ("ASR") agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid Citibank $300 million in cash and received 4,607,410 shares of the Company’s Class A common stock. At final settlement, the Bank may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to the Bank, based generally on the average of the daily volume-weighted average prices of the Company’s Class A common stock during the term of the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement is expected to be completed during the second quarter of 2019, although the settlement may be accelerated at the Bank's option.
Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial and other data for the periods indicated. The selected historical consolidated financial data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements included elsewhere in this report.
The selected historical consolidated financial data set forth below as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this report.
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

	Years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated statement of operations data:
Revenue:
Franchise revenue	$175,314	$131,983	$97,374	$71,762	$58,001
Commission income	6,632	18,172	19,114	16,323	13,805
National advertising revenue	42,194	—	—	—	—
Franchise segment	224,140	150,155	116,488	88,085	71,806
Corporate-owned stores segment	138,599	112,114	104,721	98,390	85,041
Equipment segment	210,159	167,673	157,032	144,062	122,930
Total revenue	572,898	429,942	378,241	330,537	279,777
Operating costs and expenses:
Cost of revenue	162,646	129,266	122,317	113,492	100,306
Store operations	75,005	60,657	60,121	57,485	49,476
Selling, general and administrative	72,446	60,369	50,008	55,573	35,121
National advertising expenses	42,619	—	—	—	—
Depreciation and amortization	35,260	31,761	31,502	32,158	32,341
Other loss (gain)	878	353	(1,369)	(273)	994
Total operating costs and expenses	388,854	282,406	262,579	258,435	218,238
Income from operations	184,044	147,536	115,662	72,102	61,539
Other income (expense), net:
Interest expense, net(1)	(46,065)	(35,283)	(27,125)	(24,549)	(21,800)
Other income (expense), net(2)	(6,175)	316,928	1,371	(275)	(1,261)
Total other income (expense), net	(52,240)	281,645	(25,754)	(24,824)	(23,061)
Income before income taxes	131,804	429,181	89,908	47,278	38,478
Provision for income taxes(3)	28,642	373,580	18,661	9,148	1,183
Net income	103,162	55,601	71,247	38,130	37,295
Less net income attributable to non-controlling interests	15,141	22,455	49,747	19,612	487
Net income attributable to Planet Fitness, Inc.	$88,021	$33,146	$21,500	$18,518	$36,808
Net income per share of Class A common stock:
Basic	$1.01	$0.42	$0.50	$0.11
Diluted	$1.00	$0.42	$0.50	$0.11
Cash dividends declared per Class A common share	$—	$—	$2.78	$—
Consolidated statement of cash flows data:
Net cash provided by operating activities	$184,399	$131,021	$108,817	$81,663	$79,405
Net cash used in investing activities	(86,416)	(37,042)	(14,694)	(19,161)	(54,362)
Net cash used in financing activities	109,920	(21,703)	(85,183)	(74,240)	(12,952)
Consolidated balance sheet data:
Cash and cash equivalents	$289,431	$113,080	$40,393	$31,430	$43,291
Property and equipment, net	114,367	83,327	61,238	56,139	49,579
Total assets	1,353,416	1,092,465	1,001,442	699,177	601,982
Total debt and capital lease obligations, excluding deferred financing costs	1,197,133	709,470	716,654	492,320	387,496
Total (deficit) equity	(382,789)	(136,937)	(214,755)	(1,080)	151,749

(1)	Interest expense in 2018, 2016 and 2014 included $4.6 million, $0.6 million and $4.7 million, respectively, for the loss on extinguishment of debt.

(2)	Other income (expense) in the year ended December 31, 2017 includes a gain of $316,813, related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

(3)	Provision for income taxes in the year ended December 31, 2017 includes $334,022, related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

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
As of December 31, 2018, we had approximately 12.5 million members and 1,742 stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico. Of our 1,742 stores, 1,666 are franchised and 76 are corporate-owned.
As of December 31, 2018, we had commitments to open more than 1,000 new stores under existing ADAs.
Composition of Revenues, Expenses and Cash Flows
Revenues
We generate revenue from three primary sources:

•
Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 39%, 35% and 31% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

•
Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 24%, 26%, and 28% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 95% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance.

•
Equipment segment revenue: Includes equipment revenue for new U.S. franchisee-owned stores as well as replacement equipment for U.S. existing franchisee-owned stores. Franchisee-owned stores are required to replace their equipment every five to seven years. This source of revenue comprised 37%, 39% and 41% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

See Item 7: Critical Accounting Policies and Use of Estimates for further discussion on our revenue streams and revenue recognition policies.

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
Recent Transactions
On November 13, 2018, we entered into a $300 million accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). We will acquire shares under the ASR Agreement as part of our $500 million share repurchase authorization (the “Share Repurchase Authorization”). On November 14, 2018, we paid the Bank $300 million in cash and received approximately 4.6 million shares of our Class A common stock. At final settlement, the Bank may be required to deliver additional shares to us, or, under certain circumstances, we may be required to deliver shares of our Class A common stock or may elect to make a cash payment to the Bank, based generally on the average of the daily volume-weighted average prices of our Class A common stock during the term of the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement is expected to be completed during the second quarter of 2019, although the settlement may be accelerated at the Bank’s option. Following the ASR there is approximately $157.9 million remaining on the Share Repurchase Authorization.
On August 10, 2018, we purchased from one of our franchisees certain assets associated with four franchisee-owned stores in Colorado for a cash payment of $17,249. We financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
On August 1, 2018, Planet Fitness Master Issuer LLC, our limited-purpose, bankruptcy remote, indirect subsidiary(the “Master Issuer”), completed a refinancing transaction, pursuant to which it issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class  A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class  A-2-II Notes” and together with the Class A-2-I Notes, the “Class  A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into the previously announced revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit, all of which is currently undrawn. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Class A-2 Notes were issued in a securitization transaction pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as Guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
On January 1, 2018, we purchased from one of our franchisees certain assets associated with six franchisee-owned stores in New York for a cash payment of $28,503. We financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
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
On May 8, 2017, we completed a secondary offering (the “May Secondary Offering”) pursuant to which the Direct TSG Investors and the participating Continuing LLC Owners sold an aggregate of 16,085,510 shares of Class A common stock at a price of $20.28 per share. We did not receive any proceeds from the sale of shares of our Class A common stock offered in the September Secondary Offering.
On March 14, 2017, we completed a secondary offering (the “March Secondary Offering”) pursuant to which the Direct TSG Investors and the participating Continuing LLC Owners sold an aggregate of 15,000,000 shares of Class A common stock at a price of $20.44 per share. We did not receive any proceeds from the sale of shares of our Class A common stock offered in the September Secondary Offering.
On November 22, 2016, we completed a secondary offering (the “November Secondary Offering”) pursuant to which the Direct TSG Investors and the participating Continuing LLC Owners sold an aggregate of 15,000,000 shares of Class A common stock at a price of $23.22 per share. We did not receive any proceeds from the sale of shares of our Class A common stock offered in the November Secondary Offering.
On November 10, 2016, we declared a special cash dividend of $2.78 per share which was paid on December 5, 2016 to the Class A common stock holders of record as of November 22, 2016. The dividend, which together with other dividend equivalent payments (including payments of $2.78 per unit to Continuing LLC Owners), resulted in an aggregate cash payment of $271.0 million.
On November 10, 2016, we executed the second amendment to our senior secured credit agreement to a) decrease the interest rate spread on our term loan by 25 basis points, b) increase the aggregate principal amount of the term loans by $230.0 million to $718.5 million, and c) increase the aggregate revolving commitments by $35.0 million to $75.0 million.
On September 28, 2016, we completed a secondary offering (the “September Secondary Offering”) pursuant to which the Direct TSG Investors and participating Continuing LLC Owners sold an aggregate of 8,000,000 shares of Class A common stock at a price of $19.62 per share. We did not receive any proceeds from the sale of shares of our Class A common stock offered in the September Secondary Offering.
On June 28, 2016, we completed a secondary offering (the “June Secondary Offering”) pursuant to which the Direct TSG Investors and participating Continuing LLC Owners sold an aggregate of 11,500,000 shares of Class A common stock at a price of $16.50 per share. We did not receive any proceeds from the sale of shares of our Class A common stock offered in the June Secondary Offering.
Seasonality
Our results are subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of store openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions.
See Note 20 to our consolidated financial statements included elsewhere in this Form 10-K for our total revenues, income from operations and net income for each of the quarters during the years ended December 31, 2018 and 2017.
Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2018, 2017 and 2016. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Revenue
Franchise segment	$224,140	$150,155	$116,488
Corporate-owned stores segment	138,599	112,114	104,721
Equipment segment	210,159	167,673	157,032
Total revenue	$572,898	$429,942	$378,241
Segment EBITDA
Franchise segment	$152,571	$126,459	$97,256
Corporate-owned stores segment	56,704	46,855	40,847
Equipment segment	47,607	38,539	36,439
Corporate and other(2)	(43,753)	284,372	(26,007)
Total Segment EBITDA(1)	$213,129	$496,225	$148,535

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

(2)	In the year ended December 31, 2017, includes a gain of $316,813 related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Year Ended December 31, 2018
Income (loss) from operations	$144,731	$36,996	$42,580	$(40,263)	$184,044
Depreciation and amortization	7,859	20,427	5,027	1,947	35,260
Other income (expense)	(19)	(719)	—	(5,437)	(6,175)
Segment EBITDA(1)	$152,571	$56,704	$47,607	$(43,753)	$213,129
Year Ended December 31, 2017
Income (loss) from operations	$118,035	$30,702	$32,401	$(33,602)	$147,536
Depreciation and amortization	8,449	15,715	6,031	1,566	31,761
Other income (expense)(2)	(25)	438	107	316,408	316,928
Segment EBITDA(1)	$126,459	$46,855	$38,539	$284,372	$496,225
Year Ended December 31, 2016
Income (loss) from operations	$88,756	$24,829	$28,482	$(26,405)	$115,662
Depreciation and amortization	8,538	15,882	6,203	879	31,502
Other income (expense)	(38)	136	1,754	(481)	1,371
Segment EBITDA(1)	$97,256	$40,847	$36,439	$(26,007)	$148,535

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

(2)	Includes a gain of $316,813 in the Corporate and other segment related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

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
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $2.8 billion, $2.3 billion and $1.9 billion, during the years ended December 31, 2018, 2017 and 2016, respectively.
Number of new store openings
The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,456	1,255	1,066
New stores opened	226	206	195
Stores debranded, sold or consolidated(1)	(16)	(5)	(6)
Stores operated at end of period	1,666	1,456	1,255
Corporate-owned stores:
Stores operated at beginning of period	62	58	58
New stores opened	4	4	—
Stores acquired from franchisees	10	—	—
Stores operated at end of period	76	62	58
Total stores:
Stores operated at beginning of period	1,518	1,313	1,124
New stores opened	230	210	195
Stores debranded, sold or consolidated(1)	(6)	(5)	(6)
Stores operated at end of period	1,742	1,518	1,313

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
The following table shows our same store sales for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Same store sales growth:
Franchisee-owned stores	10.4%	10.5%	9.0%
Corporate-owned stores	6.5%	4.9%	4.9%
System-wide stores	10.2%	10.2%	8.8%
Number of stores in same store sales base:
Franchisee-owned stores	1,390	1,213	1,027
Corporate-owned stores	62	58	58
Total stores	1,462	1,271	1,085

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

Average royalty fee percentages for the franchisee-owned stores
The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a tiered monthly fee to a royalty of 7.0% of total monthly EFT and annual membership fees across our franchisee base. Our royalty fee in the U.S. and Canada has increased over time to a current rate of 7.0% for new franchisees.
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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Net income	$103,162	$55,601	$71,247
Interest income	(4,681)	(54)	(21)
Interest expense(1)	50,746	35,337	27,146
Provision for income taxes(2)	28,642	373,580	18,661
Depreciation and amortization	35,260	31,761	31,502
EBITDA	213,129	496,225	148,535
Purchase accounting adjustments-revenue(3)	1,019	1,532	487
Purchase accounting adjustments-rent(4)	732	725	861
Loss on reacquired franchise rights(5)	360	—	—
Transaction fees(6)	307	1,030	3,001
Stock offering-related costs(7)	—	977	2,604
Severance costs(8)	352	—	423
Pre-opening costs(9)	1,461	1,017	—
Early lease termination costs(10)	—	719	—
Equipment discount(11)	—	(107)	(1,754)
Indemnification receivable(12)	342	—	(2,772)
Tax benefit arrangement remeasurement(13)	4,765	(317,354)	72
Other(14)	733	(32)	(840)
Adjusted EBITDA	$223,200	$184,732	$150,617

(1)	Includes $4.6 million and $0.6 million of loss on extinguishment of debt in the years ended December 31, 2018 and 2016, respectively.

(2)	Includes $334.0 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

(3)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2018, 2017 and 2016, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(4)
Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.4 million, $0.4 million and $0.5 million in the years ended December 31, 2018, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(6)
Represents transaction fees and expenses that could not be capitalized related to the issuance of our Series 2018-1 Senior Notes in the year ended December 31, 2018, and related to the amendment of our credit facility in the years ended December 31, 2017 and 2016.

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

(11)
Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that was not utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(12)
Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

(13)
Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In the year ended December 31, 2017, this amount includes a gain of $316.8 million related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

(14)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2018 this amount includes expense of $0.6 million related to the write off of certain assets that were being tested for potential use across the system. In 2016, the net gain primarily related to proceeds received from an insurance settlement.

Adjusted net income assumes all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted is calculated by dividing Adjusted net income by the total weighted-average shares of Class A common stock outstanding assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe Adjusted net income and Adjusted net income per share, diluted supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable GAAP measure, and the computation of Adjusted net income per share, diluted are set forth below.

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income	$103,162	$55,601	$71,247
Provision for income taxes, as reported(1)	28,642	373,580	18,661
Purchase accounting adjustments-revenue(2)	1,019	1,532	487
Purchase accounting adjustments-rent(3)	732	725	861
Loss on reacquired franchise rights(4)	360	—	—
Transaction fees(5)	307	1,030	3,001
Loss on extinguishment of debt(6)	4,570	—	606
Stock offering-related costs(7)	—	977	2,604
Severance costs(8)	352	—	423
Pre-opening costs(9)	1,461	1,017	—
Early lease termination costs(10)	—	1,143	—
Equipment discount(11)	—	(107)	(1,754)
Indemnification receivable(12)	342	—	(2,772)
Tax benefit arrangement remeasurement(13)	4,765	(317,354)	72
Other(14)	733	(32)	(522)
Purchase accounting amortization(15)	15,716	17,876	19,371
Adjusted income before income taxes	$162,161	$135,988	$112,285
Adjusted income taxes(16)	42,648	53,715	44,353
Adjusted net income	$119,513	$82,273	$67,932
Adjusted net income per share, diluted	$1.22	$0.84	$0.69
Adjusted weighted-average shares outstanding, diluted(17)	97,950	98,455	98,611

(1)	Includes $334.0 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

(2)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2018, 2017 and 2016, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(3)
Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.4 million, $0.4 million and $0.5 million in the years ended December 31, 2018, 2017 and 2016, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(5)
Represents transaction fees and expenses that could not be capitalized related to the issuance of our Series 2018-1 Senior Notes in the year ended December 31, 2018, and related to the amendment of our credit facility in the years ended December 31, 2017 and 2016.

(6)
Represents a loss on extinguishment of debt related to the write-off of deferred financing costs associated with the Term Loan B which the Company repaid in August 2018, and a loss on extinguishment of debt associated with the amendment of our credit facility in 2016.

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

(11)
Represents a gain recorded in connection with the write-off of a previously accrued deferred equipment discount that was not utilized. This amount was originally recognized through purchase accounting in connection with the acquisition of eight franchisee-owned stores on March 31, 2014.

(12)
Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.

(13)
Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate. In the year ended December 31, 2017, includes a gain of $316.8 million related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

(14)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2018 this amount includes expense of $0.6 million related to the write off of certain assets that were being tested for potential use across the system. In 2016, the net gain primarily related to proceeds received from an insurance settlement.

(15)
Includes $12.4 million, $15.7 million and $16.9 million of amortization of intangible assets, other than favorable leases, for the years ended December 31, 2018, 2017 and 2016, respectively recorded in connection with the 2012 Acquisition, and $3.3 million, $2.1 million and $2.5 million of amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016, respectively, created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.

(16)
Represents corporate income taxes at an assumed effective tax rate of 26.3%, 39.5% and 39.4% for the years ended December 31, 2017, 2016 and 2015, respectively, applied to adjusted income before income taxes.

(17)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$88,021	87,675	$1.00
Assumed exchange of shares(2)	15,141	10,275
Net Income	103,162
Adjustments to arrive at adjusted income before income taxes(3)	58,999
Adjusted income before income taxes	162,161
Adjusted income taxes(4)	42,648
Adjusted Net Income	$119,513	97,950	$1.22

(1)
Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2018 and the associated weighted average shares of Class A common stock outstanding (see Note 14 to our consolidated financial statements included elsewhere in this Form 10-K).

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 26.3% applied to adjusted income before income taxes.

	Year Ended December 31, 2017
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$33,146	78,972	$0.42
Assumed exchange of shares(2)	22,455	19,483
Net Income	55,601
Adjustments to arrive at adjusted income before income taxes(3)	80,387
Adjusted income before income taxes	135,988
Adjusted income taxes(4)	53,715
Adjusted Net Income	$82,273	98,455	$0.84

(1)
Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2017 and the associated weighted average shares of Class A common stock outstanding (see Note 14 to our consolidated financial statements included elsewhere in this Form 10-K).

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% applied to adjusted income before income taxes.

	Year Ended December 31, 2016
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$21,500	43,305	$0.50
Assumed exchange of shares(2)	49,747	55,306
Net Income	71,247
Adjustments to arrive at adjusted income before income taxes(3)	41,038
Adjusted income before income taxes	112,285
Adjusted income taxes(4)	44,353
Adjusted Net Income	$67,932	98,611	$0.69

(1)
Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2016, and the associated weighted average shares of Class A common stock outstanding (see Note 14 to our consolidated financial statements included elsewhere in this form 10-K).

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 39.5% applied to adjusted income before income taxes.

The following table reconciles corporate-owned stores segment EBITDA to four-wall EBITDA for the year ended December 31, 2018:

	Year Ended December 31, 2018
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$138,599	$56,704	40.9%
New stores(1)	(2,268)	1,491
Selling, general and administrative(2)	—	4,298
Impact of eliminations(3)	—	(592)
Purchase accounting adjustments(4)	—	1,092
Four-wall EBITDA	$136,331	$62,993	46.2%
Royalty adjustment(5)	—	(9,480)
Royalty adjusted four-wall EBITDA	$136,331	$53,513	39.3%

(1)	Includes the impact of stores open less than 13 months and those which have not yet opened.

(2)	Reflects administrative costs attributable to the corporate-owned stores segment but not directly related to store operations.

(3)	Reflects intercompany charges for royalties and other fees which are eliminated in consolidation.

(4)
Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition and our historical acquisitions of franchisee-owned stores. These are primarily related to fair value adjustments to deferred rent.

(5)	Includes the effect of royalties paid by the franchisee at a rate of 7.0% per our current franchisee agreement.

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
Revenue:
Franchise revenue	30.6%	30.7%	25.7%
Commission income	1.2%	4.2%	5.1%
National advertising fund revenue	7.3%	—%	—%
Franchise segment	39.1%	34.9%	30.8%
Corporate-owned stores	24.2%	26.1%	27.7%
Equipment	36.7%	39.0%	41.5%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.4%	30.1%	32.3%
Store operations	13.1%	14.1%	15.9%
Selling, general and administrative	12.6%	14.0%	13.2%
National advertising fund expense	7.4%	—%	—%
Depreciation and amortization	6.2%	7.4%	8.3%
Other loss (gain)	0.2%	0.1%	(0.4)%
Total operating costs and expenses	67.9%	65.7%	69.3%
Income from operations	32.1%	34.3%	30.7%
Other income (expense), net:
Interest income	0.8%	—%	—%
Interest expense	(8.9)%	(8.2)%	(7.2)%
Other income (expense), net	(1.1)%	73.7%	0.4%
Total other income (expense), net	(9.2)%	65.5%	(6.8)%
Income before income taxes	22.9%	99.8%	23.9%
Provision for income taxes	5.0%	86.9%	4.9%
Net income	17.9%	12.9%	19.0%
Less net income attributable to non-controlling interests	2.6%	5.2%	13.2%
Net income attributable to Planet Fitness, Inc.	15.3%	7.7%	5.8%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Revenue:
Franchise revenue	$175,314	$131,983	$97,374
Commission income	6,632	18,172	19,114
National advertising fund revenue	42,194	—	—
Franchise segment	224,140	150,155	116,488
Corporate-owned stores	138,599	112,114	104,721
Equipment	210,159	167,673	157,032
Total revenue	572,898	429,942	378,241
Operating costs and expenses:
Cost of revenue	162,646	129,266	122,317
Store operations	75,005	60,657	60,121
Selling, general and administrative	72,446	60,369	50,008
National advertising fund expense	42,619	—	—
Depreciation and amortization	35,260	31,761	31,502
Other loss (gain)	878	353	(1,369)
Total operating costs and expenses	388,854	282,406	262,579
Income from operations	184,044	147,536	115,662
Other income (expense), net:
Interest income	4,681	54	21
Interest expense	(50,746)	(35,337)	(27,146)
Other income (expense), net	(6,175)	316,928	1,371
Total other income (expense), net	(52,240)	281,645	(25,754)
Income before income taxes	131,804	429,181	89,908
Provision for income taxes	28,642	373,580	18,661
Net income	103,162	55,601	71,247
Less net income attributable to non-controlling interests	15,141	22,455	49,747
Net income attributable to Planet Fitness, Inc.	$88,021	$33,146	$21,500
Comparison of the years ended December 31, 2018 and December 31, 2017
Revenue
Total revenues were $572.9 million in 2018, compared to $429.9 million in 2017, an increase of $143.0 million, or 33.3%.
Franchise segment revenue was $224.1 million in the year ended December 31, 2018 compared to $150.2 million in the year ended December 31, 2017, an increase of $74.0 million, or 49.3%.
Franchise revenue was $175.3 million in the year ended December 31, 2018 compared to $132.0 million in the year ended December 31, 2017, an increase of $43.3 million or 32.8%. Included in franchise revenue is royalty revenue of $147.2 million, franchise and other fees of $16.6 million, and placement revenue of $11.5 million for the year ended December 31, 2018, compared to royalty revenue of $93.6 million, franchise and other fees of $27.0 million, and placement revenue of $11.4 million for the year ended December 31, 2017. The $53.5 million increase in royalty revenue was primarily driven by $24.6 million due to higher royalty rates on monthly dues and $8.4 million due to higher royalty rates on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% in exchange for a corresponding decrease in franchise and other fees as well as reduced commission income (the "Rebate to Royalty Amendment"). Additionally, $10.1 million was attributable to royalties from new stores in 2018, as well as those that opened in 2017 that were not included in the same store sales base, and $10.4 million attributable to a same store sales increase of 10.4% in franchisee-owned stores. The $10.4 million decrease in franchise and other fees includes a $9.9 million decrease driven by the Rebate to Royalty Amendment and a $2.7 million decrease due to lower franchise fee revenue primarily associated with the adoption of ASC 606, partially offset by higher web join income of $2.2 million as a result of a higher web join acquisition rate and a higher number of franchisee-owned stores in the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Commission income, which is included in our franchise segment, was $6.6 million in the year ended December 31, 2018 compared to $18.2 million in the year ended December 31, 2017, a decrease of $11.5 million or 63.5%. The decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $42.2 million in the year ended December 31, 2018, compared to zero in the year ended December 31, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is offset by national advertising fund expenses below. See Note 10 in the notes to the consolidated financial statements.
Revenue from our corporate-owned stores segment was $138.6 million in the year ended December 31, 2018, compared to $112.1 million in the year ended December 31, 2017, an increase of $26.5 million, or 23.6%. Of the $26.5 million increase, $18.5 million was due to higher revenue from corporate-owned stores newly opened or acquired since January 1, 2017, $6.1 million was from higher same store sales from corporate-owned stores which increased 6.5% in the year ended December 31, 2018, and $1.8 million was attributable to higher revenue from annual fees.
Equipment segment revenue was $210.2 million in the year ended December 31, 2018, compared to $167.7 million in the year ended December 31, 2017, an increase of $42.5 million, or 25.3%. The $42.5 million increase was driven by higher replacement equipment sales to existing franchisee-owned stores and also higher equipment sales to new franchisee-owned stores related to 32 additional new equipment sales in the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Cost of revenue
Cost of revenue was $162.6 million in the year ended December 31, 2018 compared to $129.3 million in the year ended December 31, 2017, an increase of $33.4 million, or 25.8%. Cost of revenue primarily relates to our equipment segment. The increase was primarily due to higher replacement equipment sales to existing franchisee-owned stores and higher equipment sales to new franchisee-owned stores related to 32 additional new equipment sales in the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in costs is consistent with the increase in equipment revenue.
Store operations
Store operation expenses, which relates to our corporate-owned stores segment, were $75.0 million in the year ended December 31, 2018 compared to $60.7 million in the year ended December 31, 2017, an increase of $14.3 million, or 23.7%. The increase was primarily attributable to the acquisition of six franchisee-owned stores on January 1, 2018, the acquisition of four franchisee-owned stores on August 10, 2018, and the opening of eight new corporate-owned stores since January 1, 2017.
Selling, general and administrative
Selling, general and administrative expenses were $72.4 million in the year ended December 31, 2018 compared to $60.4 million in the year ended December 31, 2017, an increase of $12.1 million, or 20.0%. The $12.1 million increase was primarily due to additional expenses incurred during the year ended December 31, 2018 to support our growing operations, including additional headcount and equity-based compensation. Partially offsetting this increase was $1.0 million of lower costs incurred in connection with secondary offerings in the year ended December 31, 2018 as compared to the year ended December 31, 2017. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.
National advertising fund expense
National advertising fund expense was $42.6 million in the year ended December 31, 2018, compared to zero in the year ended December 31, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is primarily offset by national advertising fund revenues. See Note 10 in the notes to the consolidated financial statements.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $35.3 million in the year ended December 31, 2018 compared to $31.8 million in the year ended December 31, 2017, an increase of $3.5 million, or 11.0%. The increase was primarily attributable to the acquisition and opening of corporate-owned stores since January 1, 2017.
Other loss
Other loss was $0.9 million in the year ended December 31, 2018 compared to $0.4 million in the year ended December 31, 2017. Of the $0.9 million loss in the year ended December 31, 2018, $0.6 million was primarily attributable to the write off of certain assets that were being tested for possible use across the system. The $0.4 million loss in the year ended December 31, 2017 was primarily attributable to losses incurred with the early termination of the lease on our previous headquarters, partially offset by a gain on the sale of fixed assets.
Interest income
Interest income was $4.7 million in the year ended December 31, 2018 compared to $0.1 million in the year ended December 31, 2017. The increase was due to the increase in the Company's cash balance in connection with the issuance of the Class A-2 Notes as well as cash generated from operations.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $50.7 million in the year ended December 31, 2018 compared to $35.3 million in the year ended December 31, 2017, an increase of $15.4 million, or 43.6%. The increase in interest expense was primarily a result of higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes. Additionally, we recorded $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B which was repaid in August 2018, compared to $1.0 million of losses on the extinguishment of debt related to the write-off of deferred financing costs in connection with the refinancing of our term loan in the year ended December 31, 2017.
Other income (expense)
Other expense was $6.2 million in the year ended December 31, 2018 compared to income of $316.9 million in the year ended December 31, 2017, a decrease of $323.1 million. In 2018, other expense included $4.7 million of expense attributable to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate. In 2017, other income included a gain of $316.8 million related to the remeasurement of our tax benefit arrangements in connection with changes in the tax rate due to the 2017 Tax Act. Other income (expense) also includes realized gains (losses) on derivative activities as well as the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $28.6 million for the year ended December 31, 2018 compared to $373.6 million for the year ended December 31, 2017, a decrease of $344.9 million. Of the $344.9 million decrease $334.0 is attributable to the remeasurement of our deferred tax assets in 2017 in connection with changes in the tax rate due to the 2017 Tax Act. This was partially offset by our increased income before taxes and increased pro-rata share of income from Pla-Fit Holdings for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.
Segment results
Franchise
Franchise segment EBITDA was $152.6 million in the year ended December 31, 2018 compared to $126.5 million in the year ended December 31, 2017, an increase of $26.1 million, or 20.6%. This increase was primarily the result of growth in our franchise segment revenue of $74.0 million, including a $53.5 million increase in royalty revenue primarily driven by $24.6 million due to higher royalty rates on monthly dues and $8.4 million due to higher royalties on annual fees, primarily as a result of the Rebate to Royalty Amendment. Additionally, $10.1 million was attributable to royalties from new stores in 2018, as well as those that opened in 2017 that were not included in the same store sales base, and $10.4 million attributable to a same store sales increase of 10.4% in franchisee-owned stores. We also had higher web join income of $2.2 million as a result of a higher web join acquisition rate and a higher number of franchisee-owned stores in the year ended December 31, 2018 as compared to the year ended December 31, 2017. In connection with the adoption of ASC 606, franchise segment revenue also included $42.2 million of NAF revenue in the year ended December 31, 2018 compared to zero in the year ended December 31, 2017 (see Note 10). Partially offsetting these revenue increases was a $10.4 million decrease in franchise and other fees and an $11.5 million decrease in commission income, both primarily driven by the Rebate to Royalty Amendment. Franchise segment EBITDA also includes $42.6 million of NAF expense in the year ended December 31, 2018 in connection with the adoption of ASC 606 compared to zero in the year ended December 31, 2017 (see Note 10). Additionally we had $5.3 million of higher compensation and operational expenses in the year ended December 31, 2018 as compared to the year ended December 31, 2017. Depreciation and amortization was $7.9 million in the year ended December 31, 2018 and $8.4 million in the year ended December 31, 2017.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $56.7 million in the year ended December 31, 2018 compared to $46.9 million in the year ended December 31, 2017, an increase of $9.8 million, or 21.0%. Of the increase, $6.7 million was attributable to the stores acquired and opened since January 1, 2017. An additional $5.0 million was related to stores included in our same store sales base in the year ended December 31, 2018 as compared to the year ended December 31, 2017. Offsetting these increases was $1.2 million of higher foreign currency losses which were a loss of $0.7 million in the year ended December 31, 2018 as compared to a gain of $0.4 million the year ended December 31, 2017. Depreciation and amortization was $20.4 million for the year ended December 31, 2018, compared to $15.7 million for the year ended December 31, 2017. The increase in depreciation and amortization was primarily attributable the acquisition and opening of corporate-owned stores since January 1, 2017.
Equipment
Equipment segment EBITDA was $47.6 million in the year ended December 31, 2018 compared to $38.5 million in the year ended December 31, 2017, an increase of $9.1 million, or 23.5%. The increase was the result of higher replacement equipment sales to existing franchisee-owned stores, and higher equipment sales to new franchisee-owned stores related to 32 additional new equipment sales in the year ended December 31, 2018 compared to the year ended December 31, 2017. Depreciation and amortization was $5.0 million for the year ended December 31, 2018 and $6.0 million for the year ended December 31, 2017.
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
Liquidity and Capital Resources
As of December 31, 2018, we had $289.4 million of cash and cash equivalents. In addition, as of December 31, 2018, we had borrowing capacity of $75.0 million under our Variable Funding Note.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and obligations under our tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our variable funding note will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures, payments of tax distributions and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” However, our business may not generate sufficient cash flows from operations, and future borrowings may not be available under our Variable Funding Note or otherwise to enable us to service our indebtedness, including our Class A-2 Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the securitized financing facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
The following table presents summary cash flow information for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$184,399	$131,021
Investing activities	(86,416)	(37,042)
Financing activities	109,920	(21,703)
Effect of foreign exchange rates on cash	(844)	411
Net increase in cash	$207,059	$72,687
Operating activities
For the year ended December 31, 2018, net cash provided by operating activities was $184.4 million compared to $131.0 million in the year ended December 31, 2017, an increase of $53.4 million. Of the increase, $33.0 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, and $20.3 million was due to lower cash used for working capital in accounts receivable, other assets and other current assets, accounts payable and accrued expenses and deferred revenue, partially offset by higher cash paid pursuant to tax benefit arrangements in the year ended December 31, 2018, compared to the year ended December 31, 2017.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
New corporate-owned stores	$10,368	$7,633
Existing corporate-owned stores	16,792	22,510
Information systems	9,103	1,416
Acquisition of building and land	4,538	—
Corporate and all other	59	6,163
Total capital expenditures	$40,860	$37,722
For the year ended December 31, 2018, net cash used in investing activities was $86.4 million compared to $37.0 million in the year ended December 31, 2017, an increase of $49.4 million. This increase in the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the acquisition of stores from franchisees, higher capital expenditures related to information systems, the acquisition of a building and land, and higher capital expenditures on new corporate-owned stores, partially offset by lower capital expenditures on existing corporate-owned stores and lower corporate costs which were primarily related to the relocation of our corporate headquarters in the prior year.
Financing activities
For the year ended December 31, 2018, net cash provided by financing activities was $109.9 million compared to net cash used in financing activities of $21.7 million in the year ended December 31, 2017, an increase of $131.6 million. In the year ended December 31, 2018 we had net proceeds from the issuance and repayments of long-term debt of $460.4 million, $342.4 million of cash used to repurchase and retire 5.4 million shares of our Class A common stock, and distributions to members of Pla-Fit Holdings of $8.3 million. In the year ended December 31, 2017, we had repayments of long-term debt of $7.2 million and distributions to members of Pla-Fit Holdings of $11.4 million.

The following table presents summary cash flow information for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$131,021	$108,817
Investing activities	(37,042)	(14,694)
Financing activities	(21,703)	(85,183)
Effect of foreign exchange rates on cash	411	23
Net increase (decrease) in cash	$72,687	$8,963
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
Investing activities

Cash flow used in investing activities related to the following capital expenditures for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2017	2016
New corporate-owned stores and corporate-owned stores not yet opened	$7,633	$—
Existing corporate-owned stores	22,510	14,070
Information systems	1,416	884
Corporate and all other	6,163	423
Total capital expenditures	$37,722	$15,377
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
Securitized Financing Facility
On August 1, 2018, the Master Issuer, a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into the Indenture under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued the Class A-2-I Notes with an initial principal amount of $575 million and the Class A-2-II Notes, with an initial principal amount of $625 million. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into the Variable Funding Notes that allow for the issuance of up to $75 million, and certain letters of credit, all of which is currently undrawn. The Class A-2 Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Class A-2 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2 Notes will be repaid by the Anticipated Repayment Dates. If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
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
In connection with the issuance of the Series 2018-1 Senior Notes, the Company incurred debt issuance costs of $27.1 million. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Class A-2 Notes utilizing the effective interest rate method.
The Series 2018-1 Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2018-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2018-1 Senior Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2018-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled Anticipated Repayment Dates. The Series 2018-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2018-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Series 2018-1 Senior Notes. As of December 31, 2018, the Company had restricted cash held by the Trustee of $30.7 million.
The proceeds from the issuance of the Class A-2 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4.6 million within interest expense on the consolidated statement of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility.
Share Repurchase Program
On August 3, 2018, our board of directors approved an increase to the total amount of the share repurchase program to $500 million.
On November 13, 2018, the Company entered into a $300 million accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“the Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid the Bank $300 million in cash and received 4,607,410 shares of the Company’s Class A common stock. At final settlement, the Bank may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to the Bank, based generally on the average of the daily volume-weighted average prices of the Company’s Class A common stock during the term of the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement is expected to be completed during the second quarter of 2019, although the settlement may be accelerated at the Bank's option.
Additionally, prior to the ASR Agreement, during the year ended December 31, 2018, the Company repurchased and retired 824,312 shares of Class A common stock for a total cost of $42.1 million.
The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and depends on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Series 2018-1 Senior Notes and the terms of the ASR Agreement. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.
Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2018.

	Payments due during the years ending December 31,
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt(1)	$1,197,000	12,000	24,000	568,813	592,187
Interest on long-term debt	280,019	53,334	105,057	73,656	47,972
Obligations under tax benefit arrangements(2)	429,233	24,765	50,446	52,457	301,565
Operating leases	113,602	15,911	28,673	23,694	45,324
Advertising commitments(3)	17,848	16,885	963	—	—
Purchase obligations(4)	18,189	18,189	—	—	—
Total Contractual Obligations	$2,055,891	$141,084	$209,139	$718,620	$987,048

(1)	Long-term debt payments include scheduled principal payments only.

(2)	Timing of payments under tax benefit arrangements is estimated.

(3)	As of December 31, 2018, we had advertising purchase commitments of approximately $17.8 million, including commitments for the NAF.

(4)
Purchase obligations consists of $18.2 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements
As of December 31, 2018, our off-balance sheet arrangements consisted of operating leases and certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities previously related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by those entities. Our maximum total commitment under these agreements is approximately $0.7 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2018 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 16 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
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

Revenue
The below discussions of franchise, equipment and corporate-owned stores revenue recognition policies are the policies that went into effect beginning on January 1, 2018 with the adoption of ASC 606. For periods prior to January 1, 2018 we applied the policies under ASC 605. See Note 2 in Item 8: Financial Statements for a discussion of the policies in place under ASC 605.
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, initial and renewal franchise fees and upfront fees from area development agreements ("ADAs"), transfer fees, equipment placement revenue, other fees and commission income.
The Company's primary performance obligation under the franchise license is granting certain rights to use the Company's intellectual property, and all other services the Company provides under the ADA and franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied by granting certain rights to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to national advertising funds, are generally calculated as a percentage of franchise monthly dues and annual fees over the term of the franchise agreement. Under our franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Initial and renewal franchise fees are payable by the franchisee upon signing a new or successor franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Our franchise royalties, as well as our NAF contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur.
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
Equipment revenue
The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S. based franchisee-owned stores.  Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. In most instances, the Company recognizes equipment revenue on a gross basis as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal in the transaction because the Company controls the equipment prior to delivery to the final customer as evidenced by its pricing discretion over the goods, inventory transfer of title and risk of loss while the inventory is in transit, and having the primary responsibility to fulfill the customer order and direct the third-party vendor.

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
Leases
We currently lease our corporate headquarters and all but one of our corporate-owned stores. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. The majority of our leases are operating leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rentals paid and the straight-line rent expense is recorded as deferred rent.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Store-level assets are grouped by store and assessed on a store by store basis for the purpose of the impairment assessment. There were no impairment charges recorded during the years ended December 31, 2018, 2017 and 2016.
Goodwill has been assigned to our reporting units for purposes of impairment testing. Our reporting units are Franchise, Corporate-owned stores and Equipment, which are the same as our reportable segments. The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment is not required. In 2018, the qualitative assessment was utilized to assess goodwill for impairment in each of our reporting units.
We evaluate the remaining useful lives of our trade and brand name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade and brand name intangible asset impairment test consists of a comparison of the fair value to the carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess our indefinite lived intangible assets for impairment in 2018.
Currently, we have selected the last day of our year as the date on which to perform our annual impairment tests for goodwill and indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of goodwill or indefinite lived intangible assets was recorded during the years ended December 31, 2018, 2017 and 2016.
Equity-based compensation
We have equity-based compensation plans under which we receive services from our employees as consideration for equity instruments of the Company, including stock options, restricted stock units, and an employee stock purchase plan. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period.
Income taxes
Planet Fitness, Inc. is the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including Planet Fitness, Inc., on a pro rata basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the Company's allocable share of any taxable income of Pla-Fit Holdings. The Company is also subject to taxes in foreign jurisdictions.
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
Pla-Fit Holdings is liable for certain state and local taxes and is subject to tax withholding in foreign jurisdictions. Pursuant to the LLC Agreement, Pla-Fit Holdings makes pro rata tax distributions to the holders of Holdings Units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Pla-Fit Holdings that is allocated to them. See “Certain Relationships and Related Transactions, and Director Independence—Recapitalization transactions in connection with our IPO—Pla-Fit Holdings amended and restated limited liability company agreement.”
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, we have recorded a liability of $429.2 million, payable to the Direct TSG Investors and the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments we anticipate being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the tax benefit arrangements and our consolidated results of operations.
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
The securitized financing facility includes the Series 2018-1 Senior Notes which are comprised of fixed interest rate notes and the Variable Funding Notes which allow for the issuance up to $75.0 million of Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company's exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on borrowings under the Variable Funding Notes.

Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2018, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Planet Fitness, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard.
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

Boston, Massachusetts
March 1, 2019

Planet Fitness, Inc. and subsidiaries
Consolidated balance sheets
(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$289,431	$113,080
Restricted cash	30,708	—
Accounts receivable, net of allowance for bad debts of $84 and $32 at December 31, 2018 and 2017, respectively	38,960	37,272
Due from related parties	—	3,020
Inventory	5,122	2,692
Restricted assets – NAF (note 4)	—	499
Prepaid expenses	4,947	3,929
Other receivables	12,548	9,562
Income tax receivable	6,824	6,947
Total current assets	388,540	177,001
Property and equipment, net	114,367	83,327
Intangible assets, net	234,330	235,657
Goodwill	199,513	176,981
Deferred income taxes	414,841	407,782
Other assets, net	1,825	11,717
Total assets	$1,353,416	$1,092,465
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$12,000	$7,185
Accounts payable	30,428	28,648
Accrued expenses	32,384	18,590
Equipment deposits	7,908	6,498
Restricted liabilities - NAF (note 4)	—	490
Deferred revenue, current	23,488	19,083
Payable pursuant to tax benefit arrangements, current	24,765	31,062
Other current liabilities	430	474
Total current liabilities	131,403	112,030
Long-term debt, net of current maturities	1,160,127	696,576
Deferred rent, net of current portion	10,083	6,127
Deferred revenue, net of current portion	26,374	8,440
Deferred tax liabilities	2,303	1,629
Payable pursuant to tax benefit arrangements, net of current portion	404,468	400,298
Other liabilities	1,447	4,302
Total noncurrent liabilities	1,604,802	1,117,372
Commitments and contingencies (note 16)
Stockholders' equity:
Class A common stock, $.0001 par value - 300,000 shares authorized, 83,584 and 87,188 shares issued and outstanding as of December 31, 2018 and 2017, respectively	9	9
Class B common stock, $.0001 par value - 100,000 shares authorized, 9,448 and 11,193 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Accumulated other comprehensive gain (loss)	94	(648)
Additional paid in capital	19,732	12,118
Accumulated deficit	(394,410)	(130,966)
Total stockholders' deficit attributable to Planet Fitness, Inc.	(374,574)	(119,486)
Non-controlling interests	(8,215)	(17,451)
Total stockholders' deficit	(382,789)	(136,937)
Total liabilities and stockholders' deficit	$1,353,416	$1,092,465
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of operations
(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Franchise	$175,314	$131,983	$97,374
Commission income	6,632	18,172	19,114
National advertising fund revenue	42,194	—	—
Corporate-owned stores	138,599	112,114	104,721
Equipment	210,159	167,673	157,032
Total revenue	572,898	429,942	378,241
Operating costs and expenses:
Cost of revenue	162,646	129,266	122,317
Store operations	75,005	60,657	60,121
Selling, general and administrative	72,446	60,369	50,008
National advertising fund expense	42,619	—	—
Depreciation and amortization	35,260	31,761	31,502
Other (gain) loss	878	353	(1,369)
Total operating costs and expenses	388,854	282,406	262,579
Income from operations	184,044	147,536	115,662
Other income (expense), net:
Interest income	4,681	54	21
Interest expense	(50,746)	(35,337)	(27,146)
Other income (expense), net	(6,175)	316,928	1,371
Total other income (expense), net	(52,240)	281,645	(25,754)
Income before income taxes	131,804	429,181	89,908
Provision for income taxes	28,642	373,580	18,661
Net income	103,162	55,601	71,247
Less net income attributable to non-controlling interests	15,141	22,455	49,747
Net income attributable to Planet Fitness, Inc.	$88,021	$33,146	$21,500
Net income per share of Class A common stock:
Basic	$1.01	$0.42	$0.50
Diluted	$1.00	$0.42	$0.50
Weighted-average shares of Class A common stock outstanding:
Basic	87,235	78,910	43,300
Diluted	87,675	78,972	43,305

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of comprehensive income
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income including non-controlling interests	$103,162	$55,601	$71,247
Other comprehensive (loss) income, net:
Unrealized gain (loss) on interest rate caps, net of tax	989	1,143	(78)
Foreign currency translation adjustments	(200)	26	(72)
Total other comprehensive income (loss), net	789	1,169	(150)
Total comprehensive income including non-controlling interests	103,951	56,770	71,097
Less: total comprehensive income attributable to non-controlling interests	15,189	22,707	49,560
Total comprehensive income attributable to Planet Fitness, Inc.	$88,762	$34,063	$21,537
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of cash flows
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$103,162	$55,601	$71,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,260	31,761	31,502
Amortization of deferred financing costs	3,400	1,935	1,544
Amortization of favorable leases and asset retirement obligations	375	334	392
Amortization and settlement of interest rate caps	1,170	1,755	797
Deferred tax expense	23,933	372,422	15,606
Loss (gain) on re-measurement of tax benefit arrangement	4,765	(317,354)	72
Provision for bad debts	19	(19)	59
Loss (gain) on disposal of property and equipment	462	(159)	(514)
Loss on extinguishment of debt	4,570	79	606
Third party debt refinancing expense	—	1,021	3,001
Loss on reacquired franchise rights	360	—	—
Equity-based compensation	5,479	2,531	1,728
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	(10,481)	(7,754)
Due from related parties	3,598	(604)	1,897
Inventory	(2,430)	(890)	2,755
Other assets and other current assets	5,778	(2,981)	(7,944)
Accounts payable and accrued expenses	14,506	4,210	7,428
Other liabilities and other current liabilities	(2,835)	(470)	2,747
Income taxes	194	(3,027)	(5,993)
Payments pursuant to tax benefit arrangements	(30,493)	(11,446)	(6,922)
Equipment deposits	1,410	4,328	(3,417)
Deferred revenue	9,640	1,276	(652)
Deferred rent	3,999	1,199	632
Net cash provided by operating activities	184,399	131,021	108,817
Cash flows from investing activities:
Additions to property and equipment	(40,860)	(37,722)	(15,377)
Acquisitions of franchises	(45,752)	—	—
Proceeds from sale of property and equipment	196	680	683
Net cash used in investing activities	(86,416)	(37,042)	(14,694)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	—	230,000
Proceeds from issuance of Class A common stock	1,209	480	136
Principal payments on capital lease obligations	(47)	(22)	(46)
Repayment of long-term debt	(712,469)	(7,185)	(5,621)
Payment of deferred financing and other debt-related costs	(27,133)	(1,278)	(5,220)
Premiums paid for interest rate caps	—	(366)	—
Repurchase and retirement of Class A common stock	(342,383)	—	—
Repurchase and retirement of Class B common stock	—	—	(1,583)
Dividend paid to holders of Class A common stock	—	—	(169,282)
Dividend equivalent paid to members of Pla-Fit Holdings	(957)	(1,974)	(101,729)
Distributions to members of Pla-Fit Holdings	(8,300)	(11,358)	(31,838)
Net cash provided by (used in) financing activities	109,920	(21,703)	(85,183)
Effects of exchange rate changes on cash and cash equivalents	(844)	411	23
Net increase in cash, cash equivalents and restricted cash	207,059	72,687	8,963
Cash, cash equivalents and restricted cash, beginning of period	113,080	40,393	31,430
Cash, cash equivalents and restricted cash, end of period	$320,139	$113,080	$40,393
Supplemental cash flow information:
Net cash paid for income taxes	$5,016	$3,722	$7,040
Cash paid for interest	$38,624	$31,418	$24,302
Non-cash investing activities:
Non-cash additions to property and equipment	$5,451	$861	$2,203
Non-cash financing activities:
Non-cash dividend equivalent payments	$—	$—	$3,899
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statement of changes in equity
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	36,598	4	62,112	6	(1,710)	352	(14,032)	14,300	(1,080)
Net income	—	—	—	—	—	—	21,500	49,747	71,247
Equity-based compensation expense	—	—	—	—	—	1,749	(21)	—	1,728
Repurchase and retirement of Class B common stock	—	—	(222)	—	—	(441)	(1,142)	—	(1,583)
Exchanges of Class B common stock	24,705	2	(24,705)	(2)	499	10,976	—	(11,475)	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	21,695	—	—	21,695
Exercise of stock options and vesting of restricted share units	11	—	—	—	—	136	—	—	136
Dividend paid to holders of Class A common stock	—	—	—	—	—	—	(169,282)	—	(169,282)
Dividend equivalents paid or payable	—	—	—	—	—	—	(1,085)	(104,543)	(105,628)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(31,838)	(31,838)
Other comprehensive loss	—	—	—	—	37	—	—	(187)	(150)
Balance at December 31, 2016	61,314	$6	37,185	$4	$(1,174)	$34,467	$(164,062)	$(83,996)	$(214,755)
Net income	—	—	—	—	—	—	33,146	22,455	55,601
Equity-based compensation expense	—	—	—	—	—	2,565	(34)	—	2,531
Repurchase and retirement of Class B common stock	—	—	(150)	—	—	—	—	—	—
Exchanges of Class B common stock	25,842	3	(25,842)	(3)	(391)	(54,042)	—	54,433	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	28,648	—	—	28,648
Exercise of stock options and vesting of restricted share units	32	—	—	—	—	480	—	—	480
Dividend paid to holders of Class A common stock	—	—	—	—	—	—	32	417	449
Dividend equivalents paid or payable	—	—	—	—	—	—	(48)	(11,012)	(11,060)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	917	—	—	252	1,169
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	88,021	15,141	103,162
Equity-based compensation expense	—	—	—	—	—	5,482	(3)	—	5,479
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exchanges of Class B common stock	1,736	—	(1,736)	—	1	(3,067)	—	3,066	—
Repurchase and retirement of Class A common stock	(5,431)	—		—	—	719	(342,383)	(719)	(342,383)
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	3,271	—	—	3,271
Exercise of stock options and vesting of restricted share units	91	—	—	—	—	1,209	—	—	1,209
Forfeiture of dividend equivalents	—	—	—	—	—	—	113	—	113
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(8,300)	(8,300)
Cumulative effect adjustment (Note 10)	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive loss	—	—	—	—	741	—	—	48	789
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 12.5 million members and 1,742 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of December 31, 2018.
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
In 2012 investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), purchased interests in Pla-Fit Holdings.
The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.
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
In addition to the secondary offering transactions described above, during the years ended December 31, 2018 and 2017, certain Continuing LLC Owners have exercised their exchange rights and exchanged 1,736,020 and 4,762,943 Holdings Units, respectively, for 1,736,020 and 4,762,943 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 1,736,020 and 4,762,943 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2018 and 2017, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,736,020 and 4,762,943 Holdings Units during the years ended December 31, 2018 and 2017, respectively, increasing its total ownership interest in Pla-Fit Holdings.
As of December 31, 2018, the Company held 100% of the voting interest, and approximately 89.8% of the economic interest in Pla-Fit Holdings and the Continuing LLC Owners held the remaining 10.2% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
As discussed in Note 1, Planet Fitness, Inc. consolidates Pla-Fit Holdings. The Company also consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include franchise entities and certain

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

other entities. The Company is not deemed to be the primary beneficiary for Planet Fitness franchise entities. Therefore, these entities are not consolidated.
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company collects 2% of gross monthly membership fees from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to increase sales and further enhance the public reputation of the Planet Fitness brand. See Note 4 for further information related to the NAF.
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
The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. For the year ended December 31, 2018 purchases from two equipment vendors comprised 76% and 13%, respectively, of total equipment purchases. For the year ended December 31, 2017 purchases from one equipment vendor comprised 91% of total equipment purchases and for the year ended December 31, 2016 purchases from two equipment vendors comprised 83% and 13%, respectively, of total equipment purchases.
The Company, including the NAF, uses one primary vendor for advertising services. For the year ended December 31, 2018, purchases from this vendor comprised 65% of total advertising purchases. For the year ended December 31, 2017 purchases from one vendor comprised 63% of total advertising purchases and for the year ended December 31, 2016 purchases from two vendors comprised 25% and 16% of total advertising purchases, respectively. (see Note 4 for further discussion of the NAF).
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash held within the NAF is recorded as a restricted asset (see Note 4).
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2018, the Company had restricted cash held by the Trustee of $30,708. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(e) Revenue recognition
Revenue from Contracts with Customers
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

under the guidance of Previous Standards. The $9,192 cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 stockholders' deficit (see Note 10).
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
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, initial and successor franchise fees and upfront fees from area development agreements ("ADAs"), transfer fees, equipment placement revenue, other fees and commission income.
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
Royalties, including franchisee contributions to national advertising funds, are calculated as a percentage of franchise monthly dues and annual fees over the term of the franchise agreement. Under our franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Initial and successor franchise fees are payable by the franchisee upon signing a new franchise agreement or successor franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Our franchise royalties, as well as our NAF contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur.
Additionally, under ASC 606, initial and successor franchise fees, as well as transfer fees, are recognized as revenue on a straight-line basis over the term of the respective franchise agreement. Under the Previous Standards, initial franchise fees were recognized as revenue when the related franchisees signed a lease and completed the Company's new franchisee training. Successor franchise fees and transfer fees were recognized as revenue upon execution of a new franchise agreement. Our ADAs generally consist of an obligation to grant geographic exclusive area development rights. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise agreement signed by the franchisee. The pro-rata amount apportioned to each franchise agreement is accounted for identically to the initial franchise fee.
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
Equipment revenue
The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S. based franchisee-owned stores.  Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. In most instances, the Company recognizes equipment revenue on a gross basis as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal in the transaction because the Company controls the equipment prior to delivery to the final customer as evidenced by its pricing discretion over the goods, inventory transfer of title and risk of loss while the inventory is in transit, and having the primary responsibility to fulfill the customer order and direct the third-party vendor.
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
Sales tax
All revenue amounts are recorded net of applicable sales tax.
Revenue Recognition Significant Accounting Policies under Previous Standards, prior to January 1, 2018 if different than under ASC 606
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Franchise fees and performance fees
Nonrefundable franchise fees are typically deferred until the franchisee executes a lease and receives initial training for the location, which is the point at which the Company has determined it has provided all of its material obligations required to recognize revenue. These amounts are included in deferred revenue on our consolidated balance sheets.
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
Equipment revenue
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
(f) Deferred revenue
Subsequent to the adoption of ASC 606 franchise deferred revenue results from initial and successor franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement and under the Previous Standard franchise deferred revenue represents cash received from franchisees for ADAs and franchise fees for which revenue recognition criteria has not yet been met. Deferred revenue is also recognized in our corporate-owned stores segment for cash received from members for enrollment fees, membership dues and annual fees for the portion not yet earned based on the membership period under both ASC 606 and the Previous Standard.
(g) Cost of revenue
Cost of revenue consists primarily of direct costs associated with equipment sales (including freight costs) and the cost of retail merchandise sold in corporate-owned stores. Costs related to retail merchandise sales were immaterial in all periods presented. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.
(h) Store operations
Store operations consists of the direct costs related to operating corporate-owned stores, including our store management and staff, rent expense, utilities, supplies, maintenance, and local advertising.
(i) Selling, general and administrative
Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $5,397, $4,601, and $3,970, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Years
Buildings and building improvements	20–40
Information technology and systems	3-5
Furniture and fixtures	5
Leasehold improvements	Useful life or term of lease whichever is shorter
Fitness equipment	5–7
Vehicles	5

(m) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses, net of amounts reimbursed by franchisees, are included within store operations and selling, general and administrative expenses and totaled $12,101, $9,906, and $8,270 for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 4 for discussion of the national advertising fund.
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
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2018 the Company has recorded a liability of $429,233 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
The table below presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

	Total fair value at December 31, 2018	Quoted prices in active markets markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$—	$—	$—	$—

	Total fair value at December 31, 2017	Quoted prices in active markets markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate caps	$340	$—	$340	$—

The carrying value and estimated fair value of long-term debt as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018		December 31, 2017
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(2)
Long-term debt	$1,197,000	$1,188,985	$709,470	$709,470
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(r) Financial instruments
The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.
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
(t) Equity-based compensation
The Company has an equity-based compensation plan under which it receives services from employees and directors as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 13 for further information.
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
(x) Recent accounting pronouncements
The FASB issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for public companies. The Company adopted this new guidance in fiscal year 2018 utilizing the modified retrospective method. See above for revenue recognition policies and Note 10.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases, in February 2016. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement.
The new guidance is effective for fiscal years beginning after December 15, 2018 and requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The Company expects to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new guidance also provides several practical expedients and policies that companies may elect upon transition. The Company has elected the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. The Company does not expect to elect the practical expedient pertaining to land easements, as it is not applicable to its leases. Additionally, the Company elected to use the practical expedient that permits a reassessment of lease terms for existing leases using hindsight.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components.
The Company performed an analysis of the impact of the new lease guidance and are in the process of completing the final phase of a comprehensive plan for our implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts. Upon transition to the new guidance on January 1, 2019, the Company currently expects to recognize between $125 million and $135 million of operating lease liabilities. Additionally, the Company expects to record right-of-use assets in a corresponding amount, net of amounts reclassified from other assets and liabilities, as specified by the new lease guidance.
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
The FASB issued ASU No. 2017-4, Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
The FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, in August 2017. The guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. This guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.
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
(3) Variable interest entities
The carrying values of VIEs included in the consolidated financial statements as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
PF Melville	$4,787	$—	$4,420	$—
MMR	$3,563	—	$3,360	—
Total	$8,350	$—	$7,780	$—
The Company also has variable interests in certain franchisees through the guarantee of certain lease agreements. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $732 and $979 as of December 31, 2018 and 2017, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement anticipated to be incurred from the Company’s involvement with these entities, which is estimated at $0.
(4) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements, which subsequent to the adoption of ASC 606 is reflected on January 1, 2018, is reflected as NAF revenue on the consolidated statements of operations (see Note 2 and Note 10). The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF, which is reflected in store operations expense in the consolidated statements of operations. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the consolidated balance sheets. Beginning in 2018 with the adoption of ASC 606, the Company records all revenues of the NAF within franchise revenue and all expenses of the NAF within the operating expenses on the consolidated statement of operations (see Note 2 and Note 10). The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $2,472, $2,150 and $1,700 for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, subsequent to the adoption of ASC 606, the fees paid to the Company by the NAF are reflected as expense in the NAF expense line, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations (see Note 2 and Note 10). For the years ended December 31, 2017 and 2016 the fees paid to the Company by the NAF are included in the consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(5) Acquisition
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
The acquisition was not material to the results of operations of the Company.
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
The acquisition was not material to the results of operations of the Company.

(6) Property and equipment
Property and equipment as of December 31, 2018 and 2017 consists of the following:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Land	$1,341	$910
Equipment	40,895	32,403
Leasehold improvements	76,832	60,181
Buildings and improvements	8,632	5,107
Furniture & fixtures	13,827	9,790
Information technology and systems assets	17,238	6,449
Other	1,593	1,474
Construction in progress	7,095	3,241
	167,453	119,555
Accumulated Depreciation	(53,086)	(36,228)
Total	$114,367	$83,327

The Company recorded depreciation expense of $19,540, $13,886, and $12,131 for the years ended December 31, 2018, 2017 and 2016, respectively.
(7) Goodwill and intangible assets
A summary of goodwill and intangible assets at December 31, 2018 and 2017 is as follows:

December 31, 2018	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,063	(99,439)	$73,624
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	8.0	4,017	(2,345)	1,672
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	7.0	21,349	(8,615)	12,734
		216,329	(128,299)	88,030
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$362,629	$(128,299)	$234,330
Goodwill		$199,513	$—	$199,513

December 31, 2017	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.1	$171,782	(86,501)	$85,281
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	7.5	2,935	(1,972)	963
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	5.8	8,950	(5,837)	3,113
		201,567	(112,210)	89,357
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$347,867	$(112,210)	$235,657
Goodwill		$176,981	$—	$176,981

A rollforward of goodwill during the years ended December 31, 2018 or 2017 is as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2016	16,938	67,377	92,666	176,981
Additions	—	—	—	—
As of December 31, 2017	16,938	67,377	92,666	176,981
Acquisition of franchisee-owned stores	—	22,532	—	22,532
As of December 31, 2018	16,938	89,909	92,666	199,513

Amortization expense related to the intangible assets totaled $16,089, $18,205, and $19,757 for the years ended December 31, 2018, 2017 and 2016, respectively. Included within these total amortization expense amounts are $369, $330, and $386 related to amortization of favorable and unfavorable leases for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of favorable and unfavorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense to be recognized in future years as of December 31, 2018 is as follows:

Amount
2019	$16,153
2020	14,302
2021	14,276
2022	14,467
2023	14,316
Thereafter	14,516
Total	$88,030

(8) Long-term debt
Long-term debt as of December 31, 2018 and 2017 consists of the following:

	December 31, 2018	December 31, 2017
Class A-2-I notes	$573,563	$—
Class A-2-II notes	623,437	—
Term loan B, repaid August 2018	—	709,470
Total debt, excluding deferred financing costs	1,197,000	709,470
Deferred financing costs, net of accumulated amortization	(24,873)	(5,709)
Total debt	1,172,127	703,761
Current portion of long-term debt and Variable Funding Note	12,000	7,185
Long-term debt, net of current portion	$1,160,127	$696,576

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together with the Class A-2 Notes, the “Series 2018-1 Senior Notes”), and certain letters of credit, all of which is currently undrawn. The Class A-2 Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.

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

In connection with the issuance of the Series 2018-1 Senior Notes, the Company incurred debt issuance costs of $27,133. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Class A-2 Notes utilizing the effective interest rate method.

The Series 2018-1 Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2018-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2018-1 Senior Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2018-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled Anticipated Repayment Dates. The Series 2018-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2018-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the "Trustee") for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Series 2018-1 Senior Notes. As of December 31, 2018, the Company had restricted cash held by the Trustee of $30,708. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

The proceeds from the issuance of the Class A-2 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4,570 within interest expense on the consolidated statement of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility. In connection with the repayment of the Term Loan B, the Company terminated the related interest rate caps with notional amounts totaling $219,837, which had been designated as a cash flow hedge. See Note 9 for more information on the interest rate caps.
On November 10, 2016, the Company amended its credit facility to increase the Revolving Credit Facility to $75,000, reduce the interest rate margin for term loan borrowings by 25 basis points, and increase the Term Loan to $718,450 primarily in order to fund a cash dividend and other equivalent payments totaling $271,011. In connection with the amendment, during the year ended December 31, 2016, the Company capitalized and deferred financing costs of $2,219, recorded expense of $3,001 related to certain third party fees included in other expense on the consolidated statement of operations, and a loss on extinguishment of debt of $606 included in interest expense on the consolidated statement of operations.

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
Future annual principal payments of long-term debt as of December 31, 2018 are as follows:

Amount
2019	$12,000
2020	12,000
2021	12,000
2022	562,563
2023	6,250
Thereafter	592,187
Total	$1,197,000

(9) Derivative instruments and hedging activities
Prior to the refinancing transactions described in Note 8, the Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of December 31, 2018, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the Class A-2 Notes, the Company terminated the interest rate caps it had entered into in order to hedge one month LIBOR greater than 2.5% through March 31, 2019.
The interest rate cap balances of $0 and $340 were recorded within other assets in the consolidated balance sheets as of December 31, 2018 and 2017, respectively. These amounts have been measured at fair value and are considered to be a Level 2 fair value measurement. During the year ended December 31, 2018, the Company has reversed all historical unrealized gains and losses associated with its interest rate caps due to the termination or maturity of all previously outstanding caps. The Company recorded an increase to the value of its interest rate caps of $1,143 net of tax of $280 for the year ended December 31, 2017, and a reduction to the value of its interest rate caps of $78, net of tax of $35, during the years ended December 31, 2016, within other comprehensive income (loss).

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(10) Revenue recognition
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
Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and successor franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and December 31, 2018,

Contract liabilities
Balance at January 1, 2018	$40,000
Revenue recognized that was included in the contract liability at the beginning of the year	(20,439)
Increase, excluding amounts recognized as revenue during the period	30,301
Balance at December 31, 2018	$49,862

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an "as invoiced" basis.

Contract liabilities to be recognized in:	Amount
2019	$23,606
2020	2,797
2021	2,432
2022	2,345
2023	2,261
Thereafter	16,421
Total	$49,862

The summary set forth below represents the balances in deferred revenue as of December 31, 2018 and 2017:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Prepaid membership fees	$6,085	$5,198
Enrollment fees	1,104	1,014
Equipment discount	3,855	2,567
Annual membership fees	10,142	8,113
Area development and franchise fees	28,676	10,631
Total deferred revenue	49,862	27,523
Long-term portion of deferred revenue	26,374	8,440
Current portion of deferred revenue	$23,488	$19,083

Equipment deposits received in advance of delivery as of December 31, 2018 and 2017 were $7,908 and $6,498, respectively and are expected to be recognized as revenue in the next twelve months.
Financial Statement Impact of Transition to ASC 606

As noted above, we transitioned to ASC 606 using the modified retrospective method on January 1, 2018. The cumulative effect of this transition to applicable contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to stockholders' deficit as of that date. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018:

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
Franchise Fees
The cumulative adjustment for franchise fees, including ADA fees, successor fees and transfer fees which will all be recognized over the franchise contract term consist of the following:

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

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our consolidated statements of operations for the year ended December 31, 2018, cash flows from operating activities for the year ended December 31, 2018 and our condensed consolidated balance sheet as of December 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

	As reported for the year ended December 31, 2018	Total adjustments	Amounts under Previous Standards
Revenue:
Franchise	$175,314	$5,666	$180,980
Commission income	6,632	—	6,632
National advertising fund revenue	42,194	(42,194)	—
Corporate-owned stores	138,599	—	138,599
Equipment	210,159	—	210,159
Total revenue	572,898	(36,528)	536,370
Operating costs and expenses:
Cost of revenue	162,646	—	162,646
Store operations	75,005	—	75,005
Selling, general and administrative	72,446	—	72,446
National advertising fund expense	42,619	(42,619)	—
Depreciation and amortization	35,260	—	35,260
Other loss (gain)	878	—	878
Total operating costs and expenses	388,854	(42,619)	346,235
Income from operations	184,044	6,091	190,135
Other expense, net:
Interest income	4,681	—	4,681
Interest expense	(50,746)	—	(50,746)
Other (expense) income	(6,175)	—	(6,175)
Total other expense, net	(52,240)	—	(52,240)
Income before income taxes	131,804	6,091	137,895
Provision for income taxes	28,642	1,437	30,079
Net income	103,162	4,654	107,816
Less net income attributable to non-controlling interests	15,141	642	15,783
Net income attributable to Planet Fitness, Inc.	$88,021	$4,012	$92,033
Net income per share of Class A common stock:
Basic	$1.01		$1.06
Diluted	$1.00		$1.05

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Consolidated Statement of Cash Flows

	As reported December 31, 2018	Total adjustments	Amounts under Previous Standards
Cash flows from operating activities:
Net income	$103,162	$4,654	$107,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,260	—	35,260
Amortization of deferred financing costs	3,400	—	3,400
Amortization of favorable leases and asset retirement obligations	375	—	375
Amortization of interest rate caps	1,170	—	1,170
Deferred tax expense	23,933	—	23,933
Loss (gain) on re-measurement of tax benefit arrangement	4,765	—	4,765
Provision for bad debts	19	—	19
Gain on disposal of property and equipment	462	—	462
Loss on extinguishment of debt	4,570	—	4,570
Third party debt refinancing expense	—	—	—
Loss on reacquired franchise rights	360	—	360
Equity-based compensation	5,479	—	5,479
Changes in operating assets and liabilities:	—		—
Accounts receivable	(1,923)	—	(1,923)
Due from related parties	3,598	—	3,598
Inventory	(2,430)	—	(2,430)
Other assets and other current assets	5,778	—	5,778
National advertising fund	—	(425)	(425)
Accounts payable and accrued expenses	14,506	—	14,506
Other liabilities and other current liabilities	(2,835)	—	(2,835)
Income taxes	194	1,437	1,631
Payments pursuant to tax benefit arrangements	(30,493)	—	(30,493)
Equipment deposits	1,410	—	1,410
Deferred revenue	9,640	$(5,666)	3,974
Deferred rent	3,999	—	3,999
Net cash provided by operating activities	$184,399	$—	$184,399

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Consolidated Balance Sheet

	As reported December 31, 2018	Total adjustments	Amounts under Previous Standards
Assets
Current assets:
Cash and cash equivalents	$289,431	$—	$289,431
Restricted cash	30,708	—	30,708
Accounts receivable, net	38,960	—	38,960
Due from related parties	—	—	—
Inventory	5,122	—	5,122
Restricted assets – national advertising fund	—	425	425
Prepaid expenses	4,947	—	4,947
Other receivables	12,548	—	12,548
Income tax receivable	6,824	(1,437)	5,387
Total current assets	388,540	(1,012)	387,528
Property and equipment, net	114,367	—	114,367
Intangible assets, net	234,330	—	234,330
Goodwill	199,513	—	199,513
Deferred income taxes	414,841	(3,285)	411,556
Other assets, net	1,825	—	1,825
Total assets	$1,353,416	$(4,297)	$1,349,119
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt	$12,000	$—	$12,000
Accounts payable	30,428	—	30,428
Accrued expenses	32,384	—	32,384
Equipment deposits	7,908	—	7,908
Restricted liabilities – national advertising fund	—	—	—
Deferred revenue, current	23,488	118	23,606
Payable pursuant to tax benefit arrangements, current	24,765	—	24,765
Other current liabilities	430	—	430
Total current liabilities	131,403	118	131,521
Long-term debt, net of current maturities	1,160,127	—	1,160,127
Deferred rent, net of current portion	10,083	—	10,083
Deferred revenue, net of current portion	26,374	(18,448)	7,926
Deferred tax liabilities	2,303	—	2,303
Payable pursuant to tax benefit arrangements, net of current portion	404,468	—	404,468
Other liabilities	1,447	—	1,447
Total noncurrent liabilities	1,604,802	(18,448)	1,586,354
Commitments and contingencies (note 16)
Stockholders' equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive income	94	—	94
Additional paid in capital	19,732	—	19,732
Accumulated deficit	(394,410)	13,391	(381,019)
Total stockholders' deficit attributable to Planet Fitness Inc.	(374,574)	13,391	(361,183)
Non-controlling interests	(8,215)	642	(7,573)
Total stockholders' deficit	(382,789)	14,033	(368,756)
Total liabilities and stockholders' deficit	$1,353,416	$(4,297)	$1,349,119

(11) Related party transactions
Amounts due from related parties of $0 and $3,020 as of December 31, 2018 and 2017, respectively, primarily relate to currently due or potential reimbursements for certain taxes accrued or paid by the Company (see note 15).
Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2018	2017	2016
Franchise revenue	$3,179	$2,130	$1,760
Equipment revenue	3,977	3,464	1,338
Total revenue from related parties	$7,156	$5,594	$3,098

Additionally, the Company had deferred ADA revenue from related parties of $779 and $389 as of December 31, 2018 and 2017, respectively.
The Company entered into a consulting agreement that terminated on December 31, 2018 with a shareholder and former executive officer of the Company.
The Company paid rent and lease termination costs for its former headquarters to MMC Fox Run, LLC, which was owned by Chris Rondeau, our CEO, and Marc Grondahl, a shareholder and former executive officer and former member of our board of directors, in the amounts of $0, $898, and $406, for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018 and 2017, the Company had $59,458 and $44,794, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 15.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores. As of December 31, 2018, the software was being utilized at 35 corporate-owned stores and approximately 400 franchise stores.
(12) Stockholder’s equity
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
September 2016 Secondary Offering
As described in Note 1, on September 28, 2016, the Company completed the September Secondary Offering of 8,000,000 shares of our Class A common stock at a price of 19.62 per share. All of the shares sold in the offering were offered by the Direct TSG Investors and participating Continuing LLC Owners. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Direct TSG Investors and the participating Continuing LLC Owners. The shares sold in the offering consisted of (i) 2,593,981 existing shares of Class A common stock held by the Direct TSG Investors and (ii) 5,406,019 newly-

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

issued shares of Class A common stock issued in connection with the exercise of the exchange right by the Continuing LLC Owners that participated in the September Secondary Offering. Simultaneously, and in connection with the exchange, 5,406,019 shares of Class B common stock were surrendered by the Continuing LLC Owners that participated in the September Secondary Offering and canceled. Additionally, in connection with the exchange, Planet Fitness, Inc. received 5,406,019 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
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
Other Exchanges
In addition to the secondary offerings mentioned above, during the years ended December 31, 2018 and 2017, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 1,736,020 and 4,762,943 Holdings Units for 1,736,020 4,762,943 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 1,736,020 and 4,762,943 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange right and canceled in the years ended December 31, 2018 and 2017, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,736,020 and 4,762,943 Holdings Units, during the years ended December 31, 2018 and 2017 respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2018:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

•
the public investors collectively owned 83,583,860 shares of our Class A common stock, representing 89.8% of the voting power in the Company and, through the Company, 89.8% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively hold 9,447,730 Holdings Units, representing 10.2% of the economic interest in Pla-Fit Holdings and 9,447,730 shares of our Class B common stock, representing 10.2% of the voting power in the Company;

Share repurchase program
On August 3, 2018, our board of directors approved an increase to the total amount of the previously approved share repurchase program to $500,000.
On November 13, 2018, the Company entered into a $300,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“the Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid the Bank $300,000 upfront in cash and received 4,607,410 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240,000. The final number of shares to be repurchased will be determined based on the volume-weighted average stock price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement, and will also be retired upon delivery to us . This has been evaluated as an unsettled forward contract indexed to our own stock, with $60,000 classified as a reduction to retained earnings. Final settlement of the ASR Agreement is expected to be completed during the second quarter of 2019, although the settlement may be accelerated at the Bank's option. At final settlement, the Bank may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to the Bank. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another.
Additionally, prior to the ASR Agreement, during the year ended December 31, 2018, the Company repurchased at market value and retired 824,312 shares of Class A common stock for a total cost of $42,090.
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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2018 or 2017. Dividends declared and paid to holders of the Company’s Class A common stock during the year ended December 31, 2016 were $169,282, or $2.78 per share of Class A common stock. The dividend was declared on November 10, 2016 and paid on December 5, 2016 to Class A common stock holders of record as of November 22, 2016. The Company also paid cash dividend equivalents of $101,729, or $2.78 per share, to holders of Holdings Units on December 5, 2016 and accrued $3,899 of dividend equivalents for future payment to holders of unvested share awards to be paid upon vesting of the related awards.
(13) Equity-based compensation
2013 Equity Incentive Plan
In 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company granted awards in the form of Class M Units to certain employees and directors of the Company and its subsidiaries. The Class M Units received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of the Company, as determined by the Company’s Board of Directors, at the grant date. Eighty percent of the awards vest over five years of continuous employment or service while the other twenty percent only vest in the event of an initial public offering of the Company’s common stock or that of its parent or one of its subsidiaries, subject to the holder of the Class M Units remaining employed or providing services on the date of such initial public offering. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service, and have a ten year contractual term. These awards are accounted for as equity at their fair value as of the grant date. In connection with the IPO and related recapitalization transactions, all of the outstanding Class M Units were converted into Holdings Units and shares of Class B common stock of Planet Fitness, Inc. in accordance with the terms of the awards. The Company’s IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding shares of Class B

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

common stock were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share. The Company recorded $21, $152 and $784 of compensation expense in the years ended December 31, 2018, 2017 and 2016, respectively, related to these awards.
The fair value of each award was estimated on the date of grant using a Monte Carlo simulation model.
During the year ended December 31, 2016, the Company modified the vesting terms of 22,527 outstanding Holdings Units such that those units were fully vested immediately. In connection with the modification, the Company recorded $337 of compensation expense in the year ended December 31, 2016.
A summary of unvested Holdings Unit activity is presented below:

	Holdings Units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2018	270,221	$1.52
Units granted	—	—
Units forfeited	(8,990)	$1.52
Units vested	(247,746)	$1.52
Unvested outstanding at December 31, 2018	13,485	$1.52	0.9	$723
The amount of total unrecognized compensation cost related to all awards under this plan was $3 as of December 31, 2018, which is expected to be recognized over a weighted-average period of 0.9 years.
2015 Omnibus Incentive Plan
Stock Options
In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the "2015 Plan") under which the Company may grant options and other equity-based awards to purchase up to 7,896,800 shares to employees, directors and officers. Generally, stock options awarded vest annually, on a tranche by tranche basis, over a period of four years with a maximum contractual term of 10 years.
The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2018	2017
Expected term (years) (1)	6.25 -6.5	6.25
Expected volatility (2)	29.1% - 29.3%	28.6% - 32.9%
Risk-free interest rate (3)	2.61% - 2.88%	1.86% - 2.10%
Dividend yield (4)	—%	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	Based on an assumed a dividend yield of zero at the time of grant.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

A summary of stock option activity for the year ended December 31, 2018:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2018	918,206	$19.59
Granted	224,141	$38.83
Exercised	(67,349)	$18.04
Forfeited	(60,793)	$25.02
Outstanding at December 31, 2018	1,014,205	$23.62	8.0	$30,427
Vested or expected to vest at December 31, 2018	1,014,205	$23.62	8.0	$30,427
Exercisable at December 31, 2018	256,970	$19.04	7.3	$8,887

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2018 was $13.49. During the years ended December 31, 2018 and 2017, $3,316 and $2,195, respectively, was recorded to selling, general and administrative expense related to these stock options. As of December 31, 2018, total unrecognized compensation expense related to unvested stock options, was $3,228, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted stock units
During the year ended December 31, 2018, the Company granted 94,177 restricted Class A stock units (“RSUs”) under the 2015 Plan. RSUs granted to members of the Board of Directors vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSUs are also granted to certain employees of the Company and generally vest annually, on a tranche by tranche basis, over a period of four years. RSU awards are valued using the intrinsic value method.

	Restricted stock units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2018	16,218	$23.26
Granted	94,177	$39.71
Vested	(24,053)	$28.85
Forfeited	(4,546)	$36.42
Unvested outstanding at December 31, 2018	81,796	$39.82	2.1	$4,386
The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2018 was $39.71. During the years ended December 31, 2018 and 2017, $1,637 and $184, respectively, was recorded to selling, general and administrative expense related to these RSUs. As of December 31, 2018, total unrecognized compensation expense related to unvested RSUs was $2,155, which is expected to be recognized over a weighted-average period of 2.1 years.
Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the "ESPP"), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2018, a total of 1,000,000 shares of common stock were authorized and available for the issuance of equity awards under the ESPP. The first purchase of Class A common stock under the plan will occur in January, 2019. During the year ended December 31, 2018, $129 was recorded to expense related to the ESPP.
(14) Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. for the years ended December 31, 2018, 2017, and 2016, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator
Net income	$103,162	$55,601	$71,247
Less: net income attributable to non-controlling interests	15,141	22,455	49,747
Net income attributable to Planet Fitness, Inc. - basic & diluted	$88,021	$33,146	$21,500
Denominator
Weighted-average shares of Class A common stock outstanding - basic	87,235,021	78,910,390	43,300,288
Effect of dilutive securities:
Stock options	417,264	56,198	1,489
Restricted stock units	22,618	4,962	2,908
Weighted-average shares of Class A common stock outstanding - diluted	87,674,903	78,971,550	43,304,685
Earnings per share of Class A common stock - basic	$1.01	$0.42	$0.50
Earnings per share of Class A common stock - diluted	$1.00	$0.42	$0.50

Weighted average shares of Class B common stock of 10,275,077, 19,483,737 and 55,305,992 for the years ended December 31, 2018, 2017 and 2016, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 143,006, 489,133 and 208,452 for the years ended December 31, 2018, 2017 and 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 131, 1,829 and 0, for the year ended December 31, 2018, 2017 and 2016, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(15) Income taxes
Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic	$128,861	$426,873	$88,016
Foreign	2,943	2,308	1,892
Total income before the provision for income taxes	131,804	429,181	89,908

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$178	$(2,600)	$1,206
State	3,586	2,941	1,428
Foreign	945	817	421
Total current tax expense	4,709	1,158	3,055
Deferred:
Federal	22,757	365,470	11,633
State	946	6,857	3,755
Foreign	230	95	218
Total deferred tax expense	23,933	372,422	15,606
Provision for income taxes	$28,642	$373,580	$18,661

The Company is the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company is also subject to taxes in certain foreign jurisdictions.
On December 22, 2017, the 2017 Tax Act was enacted, making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% beginning on January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company recognized $334,619 of income tax expense in our income tax provision in the fourth quarter of 2017 as a result of the enactment of the 2017 Tax Act, of which $334,022 related to the remeasurement of certain deferred tax assets and liabilities, and $597 related to mandatory repatriation. The 2017 Tax Act also caused a remeasurement of our tax benefit arrangements, as discussed in more detail below. During 2018, the Company filed all of its 2017 U.S. federal and state returns and the provisional net tax expense was finalized. There was no material change in the provisional amount recorded in 2017 in accordance with Staff Accounting Bulletin No. 118.
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
State and local taxes, net of federal benefit	5.9%	1.0%	4.9%
State rate change impact on deferred taxes	(3.4)%	0.8%	(1.4)%
Federal rate change impact on deferred taxes	—%	77.8%	—%
Tax benefit arrangement liability adjustment	0.8%	(25.8)%	—%
Foreign tax rate differential	0.2%	—%	(0.3)%
Withholding taxes and other	(0.3)%	0.1%	—%
Reserve for uncertain tax position	(0.2)%	0.1%	3.1%
Income attributable to non-controlling interests	(2.3)%	(1.9)%	(20.5)%
Effective tax rate	21.7%	87.1%	20.8%

The Company’s effective tax rate was 21.7% in 2018, in comparison to the U.S. statutory tax rate in 2018 of 21%. The comparison of our effective tax rate to U.S. statutory tax rate is influenced by the fact that we are subject to taxation in various state and local jurisdictions resulting in an increase in our effective tax rate, offset mainly by income tax benefit recorded in 2018 to remeasure deferred tax assets. This remeasurement was a result of various state tax legislation enacted in the year as well as acquisitions

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

which resulted in an increase in the amount of income apportioned to various states in future periods and accordingly resulted in recognition of a deferred tax benefit in 2018, and a decrease to our effective income tax rate in 2018.

The Company’s effective tax rate is 21.7% for the year ended December 31, 2018, compared to 87.1% in the prior year. The decrease in our effective income tax rate is primarily due to the recognition of an income tax expense in connection with remeasurement of our deferred taxes in 2017 as a result of the Tax Act, as well as a decrease in the U.S. statutory tax rate in 2018. These factors are partially offset by the income tax benefit recognized in 2017 in connection with the remeasurement of our TRA liability as a result of the Tax Act.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Accrued expense and reserves	$37	$1,422
Deferred revenue	4,619	1,900
Goodwill and intangible assets	409,740	404,547
Net operating loss	—	603
Other	4,901	3,619
Deferred tax assets	$419,297	$412,091
Deferred tax liabilities:
Prepaid expenses	(922)	(773)
Property and equipment	(5,837)	(5,165)
Total deferred tax liabilities	$(6,759)	$(5,938)
Total deferred tax assets and liabilities	$412,538	$406,153
Reported as:
Deferred income taxes - non-current assets	$414,841	$407,782
Deferred income taxes - non-current liabilities	(2,303)	(1,629)
Total deferred tax assets and liabilities	$412,538	$406,153
As of December 31, 2018, the Company does not have any material net operating loss carryforwards.
A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$2,608	$2,608
Decrease related to prior year tax positions	(2,308)	—
Balance at end of year	$300	$2,608
As of December 31, 2018 and 2017, the total liability related to uncertain tax positions was $300 and 2,608, respectively, and is included within other liabilities on our consolidated balance sheets. The table above presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2018 and 2017. The decrease in the liability for uncertain tax position is due to a settlement of a tax examination during 2018. During 2018, the Company settled a tax examination for $2,625 which was fully indemnified. At the date of settlement the Company had recorded on its balance sheet an unrecognized tax benefit and related indemnification asset of $2,967, reflecting principal and interest, and released $342 as an offset to provision for income taxes and also released an indemnification asset of $342 through other expense. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2015 through 2018 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the TRA Holders have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such liability (up to 3.5% of the value receive upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant TRA LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law during 2016, the Company no longer expects to incur any such liability under the New Hampshire business profits tax. The Company recorded other expense of $4,765, other income of $317,350 and other expense of $72 and in the years ended December 31, 2018, 2017 and 2016, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In 2018, the remeasurement was primarily due to various state tax legislation changes enacted in the year as well as acquisitions which resulted in an increase in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability. Included in this amount in 2017, was a gain of $316,813 related to the remeasurement of our tax benefit arrangements in connection with changes in the tax rate due to the 2017 Tax Act. This remeasurement gain, which is not subject to federal or state income tax, favorably impacted our effective federal and state income tax rates in 2017.
In connection with the exchanges that occurred in the secondary offerings and other exchanges during 2018 and 2017, 1,736,020 and 25,842,004 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $721 and $24,371, during the years ended December 31, 2018 and 2017, respectively. As a result of these exchanges, during the years ended December 31, 2018 and 2017 we also recognized deferred tax assets in the amount of $27,565 and $394,108, respectively, and corresponding tax benefit arrangement liabilities of $23,526 and $341,089, respectively, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $429,233 and $431,360 as of December 31, 2018 and 2017, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2019	$24,765
2020	24,996
2021	25,450
2022	25,975
2023	26,482
Thereafter	301,565
Total	$429,233

(16) Commitments and contingencies
(a) Operating lease commitments
The Company rents equipment, office, and warehouse space at various locations in the United States and Canada under noncancelable operating leases. Rental expense was $24,900, $20,296, and $19,203 for the years ended December 31, 2018, 2017

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

and 2016, respectively. Approximate annual future commitments under noncancelable operating leases as of December 31, 2018 are as follows:

Amount
2019	$15,911
2020	15,219
2021	13,454
2022	12,561
2023	11,133
Thereafter	45,324
Total	$113,602

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
(c) Purchase commitments
As of December 31, 2018, the Company had advertising purchase commitments of approximately $17,848, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $18,189 primarily related to equipment to be sold to franchisees.
(d) Guarantees
The Company has guaranteed certain leases of entities that were previously related through common ownership. These guarantees relate to leases for operating space of franchises operated by the related entities. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $732 and $979 as of December 31, 2018 and 2017, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2018 and 2017, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(17) Retirement Plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $832, $623, and $484 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2018, 2017 and 2016. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31,
	2018	2017	2016
Revenue
Franchise segment revenue - U.S.	$219,506	$147,787	$114,717
Franchise segment revenue - International	4,634	2,368	1,771
Franchise segment total	224,140	150,155	116,488
Corporate-owned stores segment - U.S.	134,174	107,712	100,541
Corporate-owned stores segment - International	4,425	4,402	4,180
Corporate-owned stores segment total	138,599	112,114	104,721
Equipment segment - U.S.	210,159	167,673	157,032
Equipment segment total	210,159	167,673	157,032
Total revenue	$572,898	$429,942	$378,241

Franchise segment revenue includes franchise revenue, commission income and in 2018 includes NAF revenue, see Note 2 and Note 10.
Franchise revenue includes revenue generated from placement services of $11,502, $11,371, and $10,513 for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
Segment EBITDA
Franchise	$152,571	$126,459	$97,256
Corporate-owned stores	56,704	46,855	40,847
Equipment	47,607	38,539	36,439
Corporate and other	(43,753)	284,372	(26,007)
Total Segment EBITDA	$213,129	$496,225	$148,535

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2018	2017	2016
Total Segment EBITDA	$213,129	$496,225	$148,535
Less:
Depreciation and amortization	35,260	31,761	31,502
Other income (expense)	(6,175)	316,928	1,371
Income from operations	184,044	147,536	115,662
Interest expense, net	(46,065)	(35,283)	(27,125)
Other income (expense)	(6,175)	316,928	1,371
Income before income taxes	$131,804	$429,181	$89,908

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2018	December 31, 2017
Franchise	$319,422	$243,348
Corporate-owned stores	243,221	167,367
Equipment	210,462	206,632
Unallocated	580,311	475,118
Total consolidated assets	$1,353,416	$1,092,465

The table above includes $1,892 and $2,558 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2018 and 2017, respectively.
The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2018	December 31, 2017
Franchise	$16,938	$16,938
Corporate-owned stores	89,909	67,377
Equipment	92,666	92,666
Total consolidated goodwill	$199,513	$176,981

(19) Corporate-owned and franchisee-owned stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Franchisee-owned stores:
Stores operated at beginning of period	1,456	1,255	1,066
New stores opened	226	206	195
Stores debranded, sold or consolidated(1)	(16)	(5)	(6)
Stores operated at end of period	1,666	1,456	1,255
Corporate-owned stores:
Stores operated at beginning of period	62	58	58
New stores opened	4	4	—
Stores acquired from franchisees	10	—	—
Stores operated at end of period	76	62	58
Total stores:
Stores operated at beginning of period	1,518	1,313	1,124
New stores opened	230	210	195
Stores debranded, sold or consolidated(1)	(6)	(5)	(6)
Stores operated at end of period	1,742	1,518	1,313

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

(20) Quarterly financial data (unaudited)

	For the quarter ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$121,333	$140,550	$136,656	$174,359
Income from operations	38,918	48,811	43,573	52,742
Net income	23,493	30,418	20,472	28,779
Net income attributable to Planet Fitness, Inc.	19,880	25,874	17,471	24,796
Earnings per share:
Class A - Basic	$0.23	$0.30	$0.20	$0.29
Class A - Diluted	$0.23	$0.29	$0.20	$0.29
	For the quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$91,102	$107,316	$97,496	$134,028
Income from operations	33,055	38,250	33,954	42,277
Net income	17,866	18,004	18,902	829
Net income (loss) attributable to Planet Fitness, Inc.	8,842	12,412	15,345	(3,453)
Earnings (loss) per share:
Class A - Basic	$0.14	$0.16	$0.18	$(0.04)
Class A - Diluted	$0.14	$0.16	$0.18	$(0.04)

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors

Planet Fitness, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

March 1, 2019

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be held April 29, 2019. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules

•	Schedule II – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2018	$32	$19	$33	$84
December 31, 2017	687	$(19)	$(636)	32
December 31, 2016	629	58	—	687

All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)	Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
1.1	Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC, Citigroup Global Markets, Inc. and ING Financial Markets LLC, as the initial purchasers		8-K	001-37534	1.1	20-Jul-18
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
4.2	Base Indenture dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	1-Aug-18
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.4	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.5	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.6	Form of Stockholders Agreement		S-1/A	333-205141	10.8	15-Jul-15
10.7	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.8	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.9	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.10	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.11	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.12	Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.14	22-Jun-15
10.13	Form of Class M Unit Award under Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.15	22-Jun-15
10.14	Form of Planet Fitness, Inc. 2015 Omnibus Incentive Plan		S-1/A	333-205141	10.16	15-Jul-15
10.15	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.16	Form of Recapitalization Agreement		S-1/A	333-205141	10.18	15-Jul-15
10.17	Form of Stock Option Award		S-1/A	333-205141	10.19	15-Jul-15
10.18	Form of Restricted Stock Unit Award		S-1/A	333-205141	10.20	15-Jul-15
10.19	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated November 13, 2018		8-K	001-37534	10.1	14-Nov-18

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.20	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18
10.21	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.22	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

Planet Fitness, Inc.

Date: March 1, 2019	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 1, 2019
Christopher Rondeau	(Principal Executive Officer)

/s/ Dorvin Lively	President and Chief Financial Officer	March 1, 2019
Dorvin Lively	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Berg	Director	March 1, 2019
David Berg

/s/ Frances Rathke	Director	March 1, 2019
Frances Rathke

/s/ Craig Benson	Director	March 1, 2019
Craig Benson

/s/ Cammie Dunaway	Director	March 1, 2019
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	March 1, 2019
Stephen Spinelli, Jr.