Form 10-Q
period 2019-03-31
Planet Fitness, Inc.
filed 2019-05-08
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 Par Value	PLNT	New York Stock Exchange
As of April 26, 2019 there were 84,479,402 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 8,588,920 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

•
the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019, and elsewhere in this Quarterly Report on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$335,961	$289,431
Restricted cash	30,645	30,708
Accounts receivable, net of allowance for bad debts of $86 and $84 at March 31, 2019 and December 31, 2018, respectively	18,919	38,960
Inventory	3,445	5,122
Deferred expenses – national advertising fund	6,530	—
Prepaid expenses	7,254	4,947
Other receivables	9,805	12,548
Other current assets	4,877	6,824
Total current assets	417,436	388,540
Property and equipment, net of accumulated depreciation of $59,029, as of March 31, 2019 and $53,086 as of December 31, 2018	114,676	114,367
Right-of-use assets, net	115,745	—
Intangible assets, net	228,663	234,330
Goodwill	199,513	199,513
Deferred income taxes	431,947	414,841
Other assets, net	1,612	1,825
Total assets	$1,509,592	$1,353,416
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$12,000	$12,000
Accounts payable	23,060	30,428
Accrued expenses	23,679	32,384
Equipment deposits	12,502	7,908
Restricted liabilities – national advertising fund	30	—
Deferred revenue, current	25,920	23,488
Payable pursuant to tax benefit arrangements, current	24,765	24,765
Other current liabilities	12,519	430
Total current liabilities	134,475	131,403
Long-term debt, net of current maturities	1,158,483	1,160,127
Deferred rent, net of current portion	—	10,083
Lease liabilities, net of current portion	114,470	—
Deferred revenue, net of current portion	27,652	26,374
Deferred tax liabilities	1,798	2,303
Payable pursuant to tax benefit arrangements, net of current portion	424,725	404,468
Other liabilities	2,031	1,447
Total noncurrent liabilities	1,729,159	1,604,802
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 84,463 and 83,584 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9	9
Class B common stock, $.0001 par value - 100,000 authorized, 8,589 and 9,448 shares issued and outstanding as of March 31, 2019 December 31, 2018, respectively	1	1
Accumulated other comprehensive income	148	94
Additional paid in capital	22,576	19,732
Accumulated deficit	(368,714)	(394,410)
Total stockholders' deficit attributable to Planet Fitness Inc.	(345,980)	(374,574)
Non-controlling interests	(8,062)	(8,215)
Total stockholders' deficit	(354,042)	(382,789)
Total liabilities and stockholders' deficit	$1,509,592	$1,353,416
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2019	2018
Revenue:
Franchise	$52,956	$42,162
Commission income	994	1,989
National advertising fund revenue	11,812	10,461
Corporate-owned stores	38,044	32,708
Equipment	45,011	34,013
Total revenue	148,817	121,333
Operating costs and expenses:
Cost of revenue	34,486	26,500
Store operations	20,905	18,356
Selling, general and administrative	18,154	17,623
National advertising fund expense	11,812	10,461
Depreciation and amortization	9,907	8,465
Other loss	368	1,010
Total operating costs and expenses	95,632	82,415
Income from operations	53,185	38,918
Other expense, net:
Interest income	1,798	37
Interest expense	(14,749)	(8,771)
Other income (expense)	(3,318)	192
Total other expense, net	(16,269)	(8,542)
Income before income taxes	36,916	30,376
Provision for income taxes	5,277	6,883
Net income	31,639	23,493
Less net income attributable to non-controlling interests	4,230	3,613
Net income attributable to Planet Fitness, Inc.	$27,409	$19,880
Net income per share of Class A common stock:
Basic	$0.33	$0.23
Diluted	$0.32	$0.23
Weighted-average shares of Class A common stock outstanding:
Basic	83,806	87,434
Diluted	84,425	87,698

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2019	2018
Net income including non-controlling interests	$31,639	$23,493
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	—	366
Foreign currency translation adjustments	54	(29)
Total other comprehensive income, net	54	337
Total comprehensive income including non-controlling interests	31,693	23,830
Less: total comprehensive income attributable to non-controlling interests	4,230	3,671
Total comprehensive income attributable to Planet Fitness, Inc.	$27,463	$20,159

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$31,639	$23,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,907	8,465
Amortization of deferred financing costs	1,356	484
Amortization of favorable leases	—	92
Amortization of asset retirement obligations	221	1
Amortization of interest rate caps	—	195
Deferred tax expense	2,165	4,909
Loss (gain) on re-measurement of tax benefit arrangement	3,373	(396)
Provision for bad debts	2	(14)
Loss on reacquired franchise rights	—	350
Loss on disposal of property and equipment	—	650
Equity-based compensation	1,315	998
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	20,032	18,637
Due to and due from related parties	(269)	165
Inventory	1,677	(1,364)
Other assets and other current assets	(2,648)	(1,341)
National advertising fund	(6,500)	(4,586)
Accounts payable and accrued expenses	(14,640)	(16,758)
Other liabilities and other current liabilities	214	83
Income taxes	1,768	1,898
Equipment deposits	4,594	7,784
Deferred revenue	3,668	3,536
Leases and deferred rent	60	853
Net cash provided by operating activities	57,934	48,134
Cash flows from investing activities:
Additions to property and equipment	(7,471)	(2,036)
Acquisition of franchises	—	(28,503)
Proceeds from sale of property and equipment	21	40
Net cash used in investing activities	(7,450)	(30,499)
Cash flows from financing activities:
Principal payments on capital lease obligations	(12)	(11)
Repayment of long-term debt	(3,000)	(1,796)
Proceeds from issuance of Class A common stock	607	242
Dividend equivalent payments	(20)	(20)
Distributions to Continuing LLC Members	(1,842)	(1,734)
Net cash used in financing activities	(4,267)	(3,319)
Effects of exchange rate changes on cash and cash equivalents	250	(250)
Net increase in cash, cash equivalents and restricted cash	46,467	14,066
Cash, cash equivalents and restricted cash, beginning of period	320,139	113,080
Cash, cash equivalents and restricted cash, end of period	$366,606	$127,146
Supplemental cash flow information:
Net cash paid for income taxes	$1,479	$106
Cash paid for interest	$13,477	$8,146
Non-cash investing activities:
Non-cash additions to property and equipment	$4,151	$453
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	27,409	4,230	31,639
Equity-based compensation expense	—	—	—	—	—	1,315		—	1,315
Exchanges of Class B common stock	859	—	(859)	—		(1,172)	—	1,172	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	20	—	—	—	—	505	—	—	505
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,196	—	—	2,196
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(3,407)	(3,407)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,842)	(1,842)
Cumulative effect adjustment, net of tax (Note 16)	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive income	—	—	—	—	54	—	—		54
Balance at March 31, 2019	84,463	$9	8,589	$1	$148	$22,576	$(368,714)	$(8,062)	$(354,042)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	19,880	3,613	23,493
Equity-based compensation expense	—	—	—	—	—	998	—	—	998
Exchanges of Class B common stock	300	—	(300)	—	(1)	(673)	—	674	—
Exercise of stock options and vesting of restricted share units	17	—	—	—	—	242	—	—	242
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	326	—	—	326
Forfeiture of dividend equivalents	—	—	—	—	—	—	33	—	33
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,734)	(1,734)
Cumulative effect adjustment - ASC 606	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	279	—		58	337
Balance at March 31, 2018	87,505	$9	10,893	$1	$(370)	$13,011	$(120,245)	$(14,840)	$(122,434)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 13.6 million members and 1,806 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of March 31, 2019.
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
As of March 31, 2019, Planet Fitness, Inc. held 100.0% of the voting interest and 90.8% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 9.2% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 1, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company collects 2% of gross monthly membership fees from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to support our national marketing campaigns, our social media platforms and the development of local advertising materials.
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of assets and liabilities in connection with acquisitions, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, the liability for the Company’s tax benefit arrangements, and the value of the lease liability and related right-of-use asset recorded in accordance with ASC 842 (see Note 2(d) and 16).
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of long-term debt as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,194,000	$1,223,290	$1,197,000	$1,188,985
(1) The estimated fair value of our long-term debt is estimated primarily based on current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(d) Recent accounting pronouncements
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases, in February 2016. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement.
The Company adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information has not been updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The new guidance also provides several practical expedients and policies that companies may elect upon transition. The Company has elected the package of practical expedients under which it did not reassess the classification of its existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. The Company did not elect the practical expedient pertaining to land easements, as it is not applicable to its leases. Additionally, the Company elected to use the practical expedient that permits a reassessment of lease terms for existing leases using hindsight.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. This means, for those leases that qualify, the Company will not recognize right-of-use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components.
Upon transition to the new guidance on January 1, 2019, the Company recognized approximately $130,000 of operating lease liabilities. Additionally, the Company recorded ROU assets in a corresponding amount, net of amounts reclassified from other assets and liabilities, including deferred rent, tenant improvement allowances, and favorable lease assets, as specified by the new lease guidance. In connection with the election of the hindsight practical expedient related to reassessing lease terms for existing leases as of January 1, 2019, the Company recorded a cumulative transition adjustment of $1,713 through retained earnings, net of tax.
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

(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,802	$—	$4,787	$—
MMR	2,287	—	3,563	—
Total	$5,089	$—	$8,350	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $5,847 and $732 as of March 31, 2019 and December 31, 2018, respectively. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met.

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The acquisition was not material to the results of operations of the Company.
(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at March 31, 2019 and December 31, 2018 is as follows:

March 31, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,063	(102,647)	$70,416
Noncompete agreements	5.0	14,500	(14,500)	—
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	7.0	21,350	(9,403)	11,947
		212,313	(129,950)	82,363
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$358,613	$(129,950)	$228,663
Goodwill		$199,513	$—	$199,513

December 31, 2018	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,063	$(99,439)	$73,624
Noncompete agreements	5.0	14,500	(14,500)	—
Favorable leases	8.0	4,017	(2,345)	1,672
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	7.0	21,349	(8,615)	12,734
		216,329	(128,299)	88,030
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$362,629	$(128,299)	$234,330
Goodwill		$199,513	$—	$199,513

In connection with the adoption of ASC 842, as of January 1, 2019, the Company has derecognized the favorable leases intangible asset, and the favorable leases balance is now included in the ROU asset, net balance (Note 16). The Company determined that no impairment charges were required during any periods presented and the increase to goodwill was due to the acquisition of six franchisee-owned stores on January 1, 2018, and the acquisition of four franchisee-owned stores on August 10, 2018 (Note 4).

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Amortization expense related to the intangible assets totaled $4,005 and $3,966 for the three months ended March 31, 2019 and 2018, respectively. Included within total amortization expense for the three months ended March 31, 2018 is $93 related to amortization of favorable leases. Amortization of favorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of March 31, 2019 is as follows:

Amount
Remainder of 2019	$11,864
2020	14,052
2021	14,124
2022	14,317
2023	14,155
Thereafter	13,851
Total	$82,363

(6) Long-Term Debt
Long-term debt as of March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
Class A-2-I notes	$572,125	$573,563
Class A-2-II notes	621,875	623,437
Total debt, excluding deferred financing costs	1,194,000	1,197,000
Deferred financing costs, net of accumulated amortization	(23,517)	(24,873)
Total debt	1,170,483	1,172,127
Current portion of long-term debt and line of credit	12,000	12,000
Long-term debt, net of current portion	$1,158,483	$1,160,127

Future annual principal payments of long-term debt as of March 31, 2019 are as follows:

Amount
Remainder of 2019	$9,000
2020	12,000
2021	12,000
2022	562,563
2023	6,250
Thereafter	592,187
Total	$1,194,000

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together with the Class A-2 Notes, the “Series 2018-1 Senior Notes”), and certain letters of credit, all of which was undrawn as of both March 31, 2019 and December 31, 2018. The Series 2018-1 Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property,

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the "Trustee") for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Series 2018-1 Senior Notes. As of March 31, 2019, the Company had restricted cash held by the Trustee of $30,645. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

The proceeds from the issuance of the Class A-2 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4,570 in August 2018, primarily consisting of the write-off of deferred costs related to the prior credit facility. In connection with the repayment of the Term Loan B, the Company terminated the related interest rate caps with notional amounts totaling $219,837, which had been designated as a cash flow hedge. See Note 7 for more information on the interest rate caps.

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
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of March 31, 2019, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the Class A-2 Notes, the Company terminated the interest rate caps it had entered into in order to hedge interest expense on its previously outstanding term loans.
The company had no amounts related to interest rate caps recorded within other assets in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Company recorded an increase to the value of its interest rate caps of $366, net of tax of $125, within other comprehensive income (loss) during the three months ended March 31, 2018.
(8) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2019	2018
Franchise revenue	$523	$882
Equipment revenue	—	591
Total revenue from related parties	$523	$1,473

Additionally, the Company had deferred area development agreement revenue from related parties of $325 and $779 as of March 31, 2019 and December 31, 2018, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $54,676 and $59,458, as of March 31, 2019 and December 31, 2018, respectively (see Note 11).
The Company provides administrative services to Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $674 and $640 for the three months ended March 31, 2019 and 2018, respectively.

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
During the three months ended March 31, 2019, certain existing holders of Holdings Units exercised their exchange rights and exchanged 858,810 Holdings Units for 858,810 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 858,810 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 858,810 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of March 31, 2019:

•
Holders of our Class A common stock owned 84,462,761 shares of our Class A common stock, representing 90.8% of the voting power in the Company and, through the Company, 84,462,761 Holdings Units representing 90.8% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

•
the Continuing LLC Owners collectively owned 8,588,920 Holdings Units, representing 9.2% of the economic interest in Pla-Fit Holdings, and 8,588,920 shares of our Class B common stock, representing 9.2% of the voting power in the Company.

Share repurchase program
On August 3, 2018, our board of directors approved an increase to the total amount of the previously approved share repurchase program to $500,000.
On November 13, 2018, the Company entered into a $300,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“the Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid the Bank $300,000 upfront in cash and received 4,607,410 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240,000. The final number of shares to be repurchased will be determined based on the volume-weighted average stock price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement, and will also be retired upon delivery to us. This had been evaluated as an unsettled forward contract indexed to our own stock, with $60,000 classified as a reduction to retained earnings. Final settlement of the ASR Agreement occurred after the March 31, 2019 balance sheet date on April 30, 2019. At final settlement, the Bank delivered 524,124 shares of the Company’s Class A common stock.
The timing of the purchases and the amount of stock repurchased pursuant to its remaining share repurchase authorization is subject to the Company’s discretion and depends on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the indenture governing the Series 2018-1 Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2019	2018
Numerator
Net income	$31,639	$23,493
Less: net income attributable to non-controlling interests	4,230	3,613
Net income attributable to Planet Fitness, Inc.	$27,409	$19,880
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,805,545	87,434,384
Effect of dilutive securities:
Stock options	569,864	255,527
Restricted stock units	49,866	7,774
Weighted-average shares of Class A common stock outstanding - diluted	84,425,275	87,697,685
Earnings per share of Class A common stock - basic	$0.33	$0.23
Earnings per share of Class A common stock - diluted	$0.32	$0.23
Weighted average shares of Class B common stock of 9,238,948 and 10,953,521 for the three months ended March 31, 2019 and 2018, respectively, were evaluated under the if-converted method for potential dilutive effects and were not determined to be dilutive. Weighted average stock options outstanding of 29,285 and 0 for the three months ended March 31, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 14.3% and 22.7% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due the recognition of a tax benefit from the remeasurement of the Company's net deferred tax assets, and income attributable to non-controlling interest, offset by state and local taxes. The effective tax rate for the three months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, offset by income attributable to non-controlling interest. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three months ended March 31, 2019 and 2018.
Net deferred tax assets of $430,149 and $412,538 as of March 31, 2019 and December 31, 2018, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO. As of March 31, 2019, the Company does not have any material net operating loss carryforwards.
As of March 31, 2019 and December 31, 2018, the total liability related to uncertain tax positions was $370 and $300, respectively. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2019 and 2018 were not material.
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
During the three months ended March 31, 2019, 858,810 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $666 during the three months ended March 31, 2019. As a result of these exchanges, during the three months ended March 31, 2019, we also recognized deferred tax assets in the amount of $19,766, and corresponding tax benefit arrangement liabilities of $16,904, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of March 31, 2019 and December 31, 2018, the Company had a liability of $449,490 and $429,233, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2019	$24,765
2020	26,284
2021	26,744
2022	27,276
2023	27,790
Thereafter	316,631
Total	$449,490

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2019 and 2018. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended March 31,
	2019	2018
Revenue
Franchise segment revenue - U.S.	$64,396	$53,445
Franchise segment revenue - International	1,366	1,167
Franchise segment total	65,762	54,612
Corporate-owned stores - U.S.	36,949	31,573
Corporate-owned stores - International	1,095	1,135
Corporate-owned stores total	38,044	32,708
Equipment segment - U.S.	45,011	34,013
Equipment segment total	45,011	34,013
Total revenue	$148,817	$121,333
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $2,765 and $2,097 for the three months ended March 31, 2019 and 2018, respectively.

	Three months ended March 31,
	2019	2018
Segment EBITDA
Franchise	$47,360	$36,677
Corporate-owned stores	15,569	12,170
Equipment	10,407	7,469
Corporate and other	(13,562)	(8,741)
Total Segment EBITDA	$59,774	$47,575

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2019	2018
Total Segment EBITDA	$59,774	$47,575
Less:
Depreciation and amortization	9,907	8,465
Other income (expense)	(3,318)	192
Income from operations	53,185	38,918
Interest income	1,798	37
Interest expense	(14,749)	(8,771)
Other income (expense)	(3,318)	192
Income before income taxes	$36,916	$30,376

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2019	December 31, 2018
Franchise	$332,811	$319,422
Corporate-owned stores	354,606	243,221
Equipment	201,705	210,462
Unallocated	620,470	580,311
Total consolidated assets	$1,509,592	$1,353,416
The table above includes $1,823 and $1,892 of long-lived assets located in the Company’s corporate-owned stores in Canada as of March 31, 2019 and December 31, 2018, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2019	December 31, 2018
Franchise	$16,938	$16,938
Corporate-owned stores	89,909	89,909
Equipment	92,666	92,666
Consolidated goodwill	$199,513	$199,513

(14) Corporate-Owned and Franchisee-Owned Stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,666	1,456
New stores opened	65	47
Stores debranded, sold or consolidated(1)	(1)	(6)
Stores operated at end of period	1,730	1,497

Corporate-owned stores:
Stores operated at beginning of period	76	62
Stores acquired from franchisees	—	6
Stores operated at end of period	76	68

Total stores:
Stores operated at beginning of period	1,742	1,518
New stores opened	65	47
Stores acquired, debranded, sold or consolidated(1)	(1)	—
Stores operated at end of period	1,806	1,565

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Revenue recognition

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and March 31, 2019.

Contract liabilities
Balance at December 31, 2018	$49,862
Revenue recognized that was included in the contract liability at the beginning of the year	(11,678)
Increase, excluding amounts recognized as revenue during the period	15,388
Balance at March 31, 2019	$53,572

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an "as invoiced" basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2019	$23,208
2020	5,026
2021	2,674
2022	2,559
2023	2,479
Thereafter	17,626
Total	$53,572

(16) Leases

The Company leases space to operate corporate-owned stores, equipment, office, and warehouse space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, we account for fixed lease and non-lease components together as a single, combined lease component. Variable lease costs, which may include common area maintenance, insurance, and taxes are not included in the lease liability and are expensed in the period incurred.
Our corporate-owned store leases generally have remaining terms of one to ten years, and typically include one or more renewal options, with renewal terms that can generally extend the lease term from three to ten years or more. The exercise of lease renewal options is at our sole discretion. The Company includes options to renew in the expected term when they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using our Class A-2 Notes.
The Company has certain non-real estate leases that are accounted for as finance leases under ASC 842, which is similar to the accounting for capital leases under the previous standard. These leases are immaterial, and therefore the Company has not included them in them in the tables below, except for their location on the consolidated balance sheet.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our ROU asset related to the lease. These tenant incentives are amortized as reduction of rent expense over the lease term.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For periods prior to January 1, 2019, the Company recognized rent expense related to leases on a straight-line basis over the term of the lease. The difference between rent expense and rent paid, if any, as a result of escalation provisions and lease incentives, such as tenant improvements provided by lessors, was recorded as deferred rent in the Company’s consolidated balance sheets.

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Right of use asset, net	$115,745
Finance lease assets	Property and equipment, net of accumulated depreciation	123
Total lease assets		$115,868

Liabilities
Current:
Operating	Other current liabilities	$12,519
Noncurrent:
Operating	Lease liabilities, net of current portion	114,470
Financing	Other liabilities	121
Total lease liabilities		$127,110

Weighted-average remaining lease term (years) - operating leases		8.5

Weighted-average discount rate - operating leases		5.0%

During the three months ended March 31, 2019, the components of lease cost were as follows:

Amount
Operating lease cost	$4,845
Variable lease cost	1,941
Total lease cost	$6,786

The Company's costs related to short-term leases, those with a duration between one and 12 months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

Three months ended March 31, 2019
Cash paid for lease liabilities	$4,647
Operating assets obtained in exchange for operating lease liabilities	—

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of March 31, 2019, maturities of lease liabilities were as follows:

Amount
Remainder of 2019	$13,944
2020	19,055
2021	19,488
2022	19,165
2023	18,008
Thereafter	67,802
Total lease payments	$157,462
Less: imputed interest	30,352
Present value of lease liabilities	$127,110

As of March 31, 2019, operating lease payments exclude approximately $21,027 of legally binding minimum lease payments for leases signed by not yet commenced.

As of December 31, 2018, under the previous accounting guidance for leases, approximate annual future commitments under noncancelable operating leases were as follows:

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
As of March 31, 2019, we had more than 13.6 million members and 1,806 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, and Mexico. Of our 1,806 stores, 1,730 are franchised and 76 are corporate-owned. As of March 31, 2019, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2019 and 2018. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended March 31,
(in thousands)	2019	2018
Revenue
Franchise segment	$65,762	$54,612
Corporate-owned stores segment	38,044	32,708
Equipment segment	45,011	34,013
Total revenue	$148,817	$121,333

Segment EBITDA
Franchise	$47,360	$36,677
Corporate-owned stores	15,569	12,170
Equipment	10,407	7,469
Corporate and other	(13,562)	(8,741)
Total Segment EBITDA(1)	$59,774	$47,575

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2019
Income from operations	$45,365	$9,652	$9,148	$(10,980)	$53,185
Depreciation and amortization	1,996	5,713	1,259	939	9,907
Other income (expense)	(1)	204	—	(3,521)	(3,318)
Segment EBITDA(1)	$47,360	$15,569	$10,407	$(13,562)	$59,774

Three months ended March 31, 2018
Income from operations	$34,697	$7,605	$6,213	$(9,597)	$38,918
Depreciation and amortization	1,992	4,777	1,256	440	8,465
Other income (expense)	(12)	(212)	—	416	192
Segment EBITDA(1)	$36,677	$12,170	$7,469	$(8,741)	$47,575

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing includes the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,666	1,456
New stores opened	65	47
Stores debranded, sold or consolidated(1)	(1)	(6)
Stores operated at end of period	1,730	1,497

Corporate-owned stores:
Stores operated at beginning of period	76	62
Stores acquired from franchisees	—	6
Stores operated at end of period	76	68

Total stores:
Stores operated at beginning of period	1,742	1,518
New stores opened	65	47
Stores acquired, debranded, sold or consolidated(1)	(1)	—
Stores operated at end of period	1,806	1,565

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
The following table shows our same store sales for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Same store sales data
Same store sales growth:
Franchisee-owned stores	10.3%	11.4%
Corporate-owned stores	8.0%	5.0%
Total stores	10.2%	11.1%
Number of stores in same store sales base:
Franchisee-owned stores	1,476	1,285
Corporate-owned stores	68	58
Total stores	1,548	1,349

Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $798 million and $670 million, during the three months ended March 31, 2019 and 2018, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
(in thousands)
Net income	$31,639	$23,493
Interest income	(1,798)	(37)
Interest expense	14,749	8,771
Provision for income taxes	5,277	6,883
Depreciation and amortization	9,907	8,465
EBITDA	$59,774	$47,575
Purchase accounting adjustments-revenue(1)	74	443
Purchase accounting adjustments-rent(2)	123	182
Loss on reacquired franchise rights(3)	—	350
Pre-opening costs(4)	1	21
Tax benefit arrangement remeasurement(5)	3,373	(396)
Other(6)	14	597
Adjusted EBITDA	$63,359	$48,772

(1)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred ADA fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected upfront but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44 and $90 in the three months ended March 31, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $79 and $92 in the three months ended March 31, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(5)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(6)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three months ended March 31, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

Our presentation of Adjusted net income and Adjusted net income per share, diluted, assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Three months ended March 31,
(in thousands, except per share amounts)	2019	2018
Net income	$31,639	$23,493
Provision for income taxes, as reported	5,277	6,883
Purchase accounting adjustments-revenue(1)	74	443
Purchase accounting adjustments-rent(2)	123	182
Loss on reacquired franchise rights(3)	—	350
Pre-opening costs(4)	1	21
Tax benefit arrangement remeasurement(5)	3,373	(396)
Other(6)	14	597
Purchase accounting amortization(7)	3,999	3,921
Adjusted income before income taxes	$44,500	$35,494
Adjusted income taxes(8)	11,837	9,335
Adjusted net income	$32,663	$26,159

Adjusted net income per share, diluted	$0.35	$0.27

Adjusted weighted-average shares outstanding(9)	93,664	98,651

(1)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred ADA fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected upfront but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44 and $90 in the three months ended March 31, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $79 and $92 for the three months ended March 31, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(5)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(6)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the three months ended March 31, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

(7)
Includes $3,096 and $3,096 of amortization of intangible assets, other than favorable leases, for the three months ended March 31, 2019 and 2018, respectively, recorded in connection with the 2012 Acquisition, and $903 and $825 of amortization of intangible assets for the three months ended March 31, 2019 and 2018, respectively, recorded in connection with prior acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(8)	Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three months ended March 31, 2019 and 2018, respectively, applied to adjusted income before income taxes.

(9)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three months ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$27,409	84,425	$0.32	$19,880	87,698	$0.23
Assumed exchange of shares(2)	4,230	9,239		3,613	10,953
Net Income	31,639			23,493
Adjustments to arrive at adjusted income before income taxes(3)	12,861			12,001
Adjusted income before income taxes	44,500			35,494
Adjusted income taxes(4)	11,837			9,335
Adjusted Net Income	$32,663	93,664	$0.35	$26,159	98,651	$0.27

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three months ended March 31, 2019 and 2018, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Revenue:
Franchise revenue	35.6%	34.8%
Commission income	0.7%	1.6%
National advertising fund revenue	7.9%	8.6%
Franchise segment	44.2%	45.0%
Corporate-owned stores	25.6%	27.0%
Equipment	30.2%	28.0%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	23.2%	21.8%
Store operations	14.0%	15.1%
Selling, general and administrative	12.2%	14.5%
National advertising fund expense	7.9%	8.6%
Depreciation and amortization	6.7%	7.0%
Other loss	0.2%	0.8%
Total operating costs and expenses	64.2%	67.8%
Income from operations	35.8%	32.2%
Other income (expense), net:
Interest income	1.2%	—%
Interest expense	(9.9)%	(7.2)%
Other income (expense)	(2.2)%	0.2%
Total other expense, net	(10.9)%	(7.0)%
Income before income taxes	24.9%	25.2%
Provision for income taxes	3.5%	5.7%
Net income	21.4%	19.5%
Less net income attributable to non-controlling interests	2.8%	3.0%
Net income attributable to Planet Fitness, Inc.	18.6%	16.5%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
(in thousands)
Revenue:
Franchise revenue	$52,956	$42,162
Commission income	994	1,989
National advertising fund revenue	11,812	10,461
Franchise segment	65,762	54,612
Corporate-owned stores	38,044	32,708
Equipment	45,011	34,013
Total revenue	148,817	121,333
Operating costs and expenses:
Cost of revenue	34,486	26,500
Store operations	20,905	18,356
Selling, general and administrative	18,154	17,623
National advertising fund expense	11,812	10,461
Depreciation and amortization	9,907	8,465
Other loss	368	1,010
Total operating costs and expenses	95,632	82,415
Income from operations	53,185	38,918
Other income (expense), net:
Interest income	1,798	37
Interest expense	(14,749)	(8,771)
Other income (expense)	(3,318)	192
Total other expense, net	(16,269)	(8,542)
Income before income taxes	36,916	30,376
Provision for income taxes	5,277	6,883
Net income	31,639	23,493
Less net income attributable to non-controlling interests	4,230	3,613
Net income attributable to Planet Fitness, Inc.	$27,409	$19,880
Comparison of the three months ended March 31, 2019 and three months ended March 31, 2018
Revenue
Total revenues were $148.8 million in the three months ended March 31, 2019, compared to $121.3 million in the three months ended March 31, 2018, an increase of $27.5 million, or 22.7%.
Franchise segment revenue was $65.8 million in the three months ended March 31, 2019, compared to $54.6 million in the three months ended March 31, 2018, an increase of $11.2 million, or 20.4%.
Franchise revenue was $53.0 million in the three months ended March 31, 2019 compared to $42.2 million in the three months ended March 31, 2018, an increase of $10.8 million or 25.6%. Included in franchise revenue is royalty revenue of $44.7 million, franchise and other fees of $5.4 million, and placement revenue of $2.8 million for the three months ended March 31, 2019, compared to royalty revenue of $34.4 million, franchise and other fees of $5.7 million, and placement revenue of $2.1 million for the three months ended March 31, 2018. The $10.3 million increase in royalty revenue was primarily driven by a $4.0 million increase attributable to a same store sales increase of 10.3% in franchisee-owned stores and $3.0 million was attributable to royalties from new stores in 2019, as well as stores that opened in 2018 that were not included in the same store sales base. Additionally, $2.3 million was due to higher royalty rates on monthly dues and $1.1 million due to higher royalties on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59%, offset by a corresponding decrease in franchise and other fees as well as reduced commission income (the "Rebate to Royalty Amendment").

Commission income, which is included in our franchise segment, was $1.0 million in the three months ended March 31, 2019 compared to $2.0 million in the three months ended March 31, 2018. The $1.0 million decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $11.8 million in the three months ended March 31, 2019, compared to $10.5 million in the three months ended March 31, 2018, as a result of the higher store count and same store sales growth. This revenue is offset by national advertising fund expenses below.
Revenue from our corporate-owned stores segment was $38.0 million in the three months ended March 31, 2019, compared to $32.7 million in the three months ended March 31, 2018, an increase of $5.3 million, or 16.3%. The increase was due to higher revenue of $2.4 million from new corporate-owned stores opened or acquired since January 1, 2018, higher same store sales from corporate-owned stores which increased 8.0% in the three months ended March 31, 2019 and contributed incremental revenues of $2.0 million, and higher annual fee revenue of $0.9 million.
Equipment segment revenue was $45.0 million in the three months ended March 31, 2019, compared to $34.0 million in the three months ended March 31, 2018, an increase of $11.0 million, or 32.3%. The increase was driven by higher equipment sales to new franchisee-owned stores related to 15 additional new equipment sales in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, as well as an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Cost of revenue
Cost of revenue was $34.5 million in the three months ended March 31, 2019 compared to $26.5 million in the three months ended March 31, 2018, an increase of $8.0 million, or 30.1%. Cost of revenue, which relates to our equipment segment, increased due to 15 additional equipment sales to new franchisee-owned stores, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $20.9 million in the three months ended March 31, 2019 compared to $18.4 million in the three months ended March 31, 2018, an increase of $2.5 million, or 13.9%. The increase was primarily attributable to the acquisition of four franchisee-owned stores on August 10, 2018, and the opening of four new corporate-owned stores since January 1, 2018.
Selling, general and administrative
Selling, general and administrative expenses were $18.2 million in the three months ended March 31, 2019 compared to $17.6 million in the three months ended March 31, 2018, an increase of $0.5 million, or 3.0%. The $0.5 million increase was primarily due to additional expenses incurred during the three months ended March 31, 2019 to support our growing operations, including additional headcount, higher variable and equity-based compensation, partially offset by lower costs associated with our franchisee conference held in the first quarter of 2018 and which we hold every approximately 18 months. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $11.8 million in the three months ended March 31, 2019 compared to $10.5 million in the three months ended March 31, 2018, as a result of the higher store count and same store sales growth. This expense is offset by national advertising fund revenue as described above.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $9.9 million in the three months ended March 31, 2019 compared to $8.5 million in the three months ended March 31, 2018, an increase of $1.4 million, or 17.0%. The increase was primarily attributable to the acquisition and opening of corporate-owned stores since January 1, 2018 as well as higher depreciation expense related to certain information technology capital investments.
Other loss
Other loss was $0.4 million in the three months ended March 31, 2019 compared to $1.0 million in the three months ended March 31, 2018. Included in other loss in the three months ended March 31, 2018 was the write off of $0.6 million of certain assets that were being tested for potential use across the system.

Interest income
Interest income was $1.8 million in the three months ended March 31, 2019, compared to $0 in the three months ended March 31, 2018. The increase was due to the increase in the cash and restricted cash balances on our condensed consolidated balance sheets.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $14.7 million in the three months ended March 31, 2019 compared to $8.8 million in the three months ended March 31, 2018. The increase in interest expense is due to higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes.
Other income (expense)
Other expense was $3.3 million in the three months ended March 31, 2019 compared to income of $0.2 million in the three months ended March 31, 2018, a decrease of $3.5 million. The $3.3 million of expense in the three months ended March 31, 2019, was primarily due to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $5.3 million in the three months ended March 31, 2019, compared to $6.9 million in the three months ended March 31, 2018, a decrease of $1.6 million. The decrease in the provision for income taxes was primarily attributable to a $3.8 million deferred tax benefit from the remeasurement of our net deferred tax assets in the three months ended March 31, 2019.
Segment results
Franchise
Segment EBITDA for the franchise segment was $47.4 million in the three months ended March 31, 2019 compared to $36.7 million in the three months ended March 31, 2018, an increase of $10.7 million, or 29.1%. This increase was primarily the result of growth in our franchise segment revenue of $4.0 million attributable to a same store sales increase of 10.3% in franchisee-owned stores and $3.0 million was attributable to royalties from new stores in 2019, as well as stores that opened in 2018 that were not included in the same store sales base. Additionally, as a result of the Rebate to Royalty Amendment, $2.3 million was due to higher royalty rates on monthly dues and $1.1 million was due to higher royalties on annual fees. Also contributing to the increase in segment EBITDA was $0.9 million of lower franchise segment selling general and administrative expense associated with the timing of our franchisee conference and $0.7 million of higher equipment placement revenue. The increase in EBITDA was partially offset by $1.0 million of lower commission income in connection with the Rebate to Royalty Amendment. Depreciation and amortization was $2.0 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $15.6 million in the three months ended March 31, 2019 compared to $12.2 million in the three months ended March 31, 2018, an increase of $3.4 million, or 27.9%. Of this increase, $2.2 million was from stores included in our same store sales base in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. An additional $0.3 million increase was attributable to the stores acquired and opened since January 1, 2018. Also contributing to the higher EBITDA in the three months ended March 31, 2019 was write off of $0.6 million of certain assets that were being tested for potential use across the system during the three months ended March 31, 2018. Depreciation and amortization was $5.7 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since January 1, 2018.
Equipment
Segment EBITDA for the equipment segment was $10.4 million in the three months ended March 31, 2019 compared to $7.5 million in the three months ended March 31, 2018, an increase of $2.9 million, or 39.3%, primarily driven by 15 additional equipment sales to new franchisee-owned stores in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, in addition to an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Depreciation and amortization was $1.3 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and capital resources
As of March 31, 2019, we had $336.0 million of cash and cash equivalents. In addition, as of March 31, 2019, we had borrowing capacity of $75.0 million under our Variable Funding Note.
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
The following table presents summary cash flow information for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$57,934	$48,134
Investing activities	(7,450)	(30,499)
Financing activities	(4,267)	(3,319)
Effect of foreign exchange rates on cash	250	(250)
Net increase in cash	$46,467	$14,066
Operating activities
For the three months ended March 31, 2019, net cash provided by operating activities was $57.9 million compared to $48.1 million in the three months ended March 31, 2018, an increase of $9.8 million. Of the increase, $10.8 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, and $1.0 million was due to lower cash used for working capital in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Investing activities
For the three months ended March 31, 2019 and 2018, cash flow used in investing activities related to the following capital expenditures:

	Three months ended March 31,
(in thousands)	2019	2018
New corporate-owned stores and corporate-owned stores not yet opened	$883	$—
Existing corporate-owned stores	2,613	1,604
Information systems	3,936	337
Corporate and all other	39	95
Total capital expenditures	$7,471	$2,036

For the three months ended March 31, 2019, net cash used in investing activities was $7.5 million compared to $30.5 million in the three months ended March 31, 2018, a decrease of $23.0 million, and was primarily related to the acquisition of six franchisee-owned stores on January 1, 2018 for $28.5 million, partially offset by $5.4 million higher cash used for additions to property, plant and equipment.

Financing activities
For the three months ended March 31, 2019, net cash used in financing activities was $4.3 million compared to cash used of $3.3 million in the three months ended March 31, 2018, an increase of $0.9 million. The increase was primarily due higher quarterly principal payments under the Company's securitized financing facility during the three months ended March 31, 2019 as compared to its Term Loan B financing facility during the three months ended March 31, 2018.
2018 Refinancing
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575 million and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625 million. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together with the Class A-2 Notes, the "Series 2018-1 Senior Notes"), and certain letters of credit, all of which is currently undrawn. The Series 2018-1 Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.
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
Off-balance sheet arrangements
As of March 31, 2019, our off-balance sheet arrangements consisted of certain guarantees. In a limited number of cases, we have guaranteed certain leases and debt agreements of entities related through common ownership. These guarantees relate to leases for operating space, equipment and other operating costs of franchises operated by the related entities. Our maximum total commitment under these agreements is approximately $5.8 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at March 31, 2019 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2 Notes which are comprised of fixed interest rate notes and the Variable Funding Notes which allow for the issuance of up to $75.0 million of Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company's exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on future borrowings under the Variable Funding Notes.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2019, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1,2)
01/01/19 - 01/31/19	—	—	—	$157,910,178
02/01/19 - 02/28/19	—	$—	—	$157,910,178
03/01/19 - 03/31/19	—	$—	—	$157,910,178
Total	—	$—	—	$157,910,178

(1)On August 3, 2018, our board of directors approved an increase to the total amount of the previously announced share repurchase program from $100,000,000 to $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
(2)On November 13, 2018, the Company entered into a $300 million accelerated share repurchase ("ASR") agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid the Bank $300 million in cash and received 4,607,410 shares of the Company’s Class A common stock. At final settlement, the Bank may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to the Bank, based generally on the average of the daily volume-weighted average prices of the Company’s Class A common stock during the term of the ASR Agreement. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement occurred on April 30, 2019. At final settlement, the Bank delivered 524,124 shares of the Company's Class A common stock.

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1	Employment Agreement with Craig Miller.					X

10.2	Employment Agreement with Roger Chacko.					X

10.3	Form of Confidentiality, Inventions and Non-competition Agreement					X

10.4	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of regulation S-T (XBRL)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: May 8, 2019	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)