Form 10-Q
period 2019-06-30
Planet Fitness, Inc.
filed 2019-08-08
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2019 there were 84,011,831 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 8,581,920 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

•
the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$330,550	$289,431
Restricted cash	30,576	30,708
Accounts receivable, net of allowance for bad debts of $54 and $84 at June 30, 2019 and December 31, 2018, respectively	26,566	38,960
Inventory	2,513	5,122
Restricted assets – national advertising fund	5,208	—
Prepaid expenses	10,068	4,947
Other receivables	12,866	12,548
Other current assets	5,776	6,824
Total current assets	424,123	388,540
Property and equipment, net of accumulated depreciation of $64,839, as of June 30, 2019 and $53,086 as of December 31, 2018	118,517	114,367
Right-of-use assets, net	115,390	—
Intangible assets, net	231,425	234,330
Goodwill	206,752	199,513
Deferred income taxes	425,647	414,841
Other assets, net	1,613	1,825
Total assets	$1,523,467	$1,353,416
Liabilities and stockholders' deficit
Current liabilities:
Current maturities of long-term debt	$12,000	$12,000
Accounts payable	16,277	30,428
Accrued expenses	22,558	32,384
Equipment deposits	7,376	7,908
Restricted liabilities – national advertising fund	112	—
Deferred revenue, current	27,076	23,488
Payable pursuant to tax benefit arrangements, current	25,506	24,765
Other current liabilities	14,519	430
Total current liabilities	125,424	131,403
Long-term debt, net of current maturities	1,156,792	1,160,127
Deferred rent, net of current portion	—	10,083
Lease liabilities, net of current portion	113,748	—
Deferred revenue, net of current portion	29,648	26,374
Deferred tax liabilities	1,874	2,303
Payable pursuant to tax benefit arrangements, net of current portion	408,099	404,468
Other liabilities	2,254	1,447
Total noncurrent liabilities	1,712,415	1,604,802
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 83,995 and 83,584 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	8	9
Class B common stock, $.0001 par value - 100,000 authorized, 8,582 and 9,448 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Accumulated other comprehensive income	251	94
Additional paid in capital	24,495	19,732
Accumulated deficit	(333,870)	(394,410)
Total stockholders' deficit attributable to Planet Fitness Inc.	(309,115)	(374,574)
Non-controlling interests	(5,257)	(8,215)
Total stockholders' deficit	(314,372)	(382,789)
Total liabilities and stockholders' deficit	$1,523,467	$1,353,416

 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue:
Franchise	$58,225	$45,417	$111,181	$87,579
Commission income	1,065	1,575	2,059	3,563
National advertising fund revenue	12,522	11,158	24,334	21,620
Corporate-owned stores	39,695	34,252	77,739	66,959
Equipment	70,154	48,148	115,165	82,161
Total revenue	181,661	140,550	330,478	261,882
Operating costs and expenses:
Cost of revenue	54,391	36,744	88,877	63,244
Store operations	20,163	18,047	41,068	36,403
Selling, general and administrative	18,864	17,210	37,018	34,831
National advertising fund expense	12,522	11,158	24,334	21,620
Depreciation and amortization	10,577	8,619	20,484	17,084
Other (gain) loss	(122)	(39)	246	971
Total operating costs and expenses	116,395	91,739	212,027	174,153
Income from operations	65,266	48,811	118,451	87,729
Other expense, net:
Interest income	1,979	418	3,777	455
Interest expense	(14,636)	(9,046)	(29,385)	(17,816)
Other expense	(1,444)	(502)	(4,762)	(310)
Total other expense, net	(14,101)	(9,130)	(30,370)	(17,671)
Income before income taxes	51,165	39,681	88,081	70,058
Provision for income taxes	11,338	9,263	16,615	16,146
Net income	39,827	30,418	71,466	53,912
Less net income attributable to non-controlling interests	4,983	4,544	9,213	8,157
Net income attributable to Planet Fitness, Inc.	$34,844	$25,874	62,253	$45,755
Net income per share of Class A common stock:
Basic	$0.41	$0.30	$0.74	$0.52
Diluted	$0.41	$0.29	$0.74	$0.52
Weighted-average shares of Class A common stock outstanding:
Basic	84,143	87,693	83,975	87,565
Diluted	84,835	88,105	84,639	87,931

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income including non-controlling interests	$39,827	$30,418	$71,466	$53,912
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	—	17	—	383
Foreign currency translation adjustments	103	(34)	157	(63)
Total other comprehensive income, net	103	(17)	157	320
Total comprehensive income including non-controlling interests	39,930	30,401	71,623	54,232
Less: total comprehensive income attributable to non-controlling interests	4,983	4,543	9,213	8,214
Total comprehensive income attributable to Planet Fitness, Inc.	$34,947	$25,858	$62,410	$46,018

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$71,466	$53,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,484	17,084
Amortization of deferred financing costs	2,664	973
Amortization of favorable leases	—	186
Amortization of asset retirement obligations	168	—
Amortization of interest rate caps	—	446
Deferred tax expense	8,854	13,300
Loss (gain) on re-measurement of tax benefit arrangement	4,852	(354)
Provision for bad debts	(10)	(8)
Loss on reacquired franchise rights	—	350
(Gain) loss on disposal of property and equipment	(54)	547
Equity-based compensation	2,279	2,687
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	12,465	22,281
Due to and due from related parties	(461)	3,375
Inventory	2,608	(501)
Other assets and other current assets	(9,288)	(3,109)
National advertising fund	(5,096)	(1,634)
Accounts payable and accrued expenses	(20,831)	(16,884)
Other liabilities and other current liabilities	1,777	(2,908)
Income taxes	1,987	131
Payable to related parties pursuant to tax benefit arrangements	(17,476)	(21,706)
Equipment deposits	(532)	2,503
Deferred revenue	6,631	6,229
Leases and deferred rent	17	1,594
Net cash provided by operating activities	82,504	78,494
Cash flows from investing activities:
Additions to property and equipment	(18,925)	(8,136)
Acquisition of franchises	(14,801)	(28,503)
Proceeds from sale of property and equipment	54	134
Net cash used in investing activities	(33,672)	(36,505)
Cash flows from financing activities:
Principal payments on capital lease obligations	(27)	(23)
Repayment of long-term debt	(6,000)	(3,592)
Proceeds from issuance of Class A common stock	1,520	400
Dividend equivalent payments	(138)	(138)
Distributions to Continuing LLC Members	(3,742)	(3,503)
Net cash used in financing activities	(8,387)	(6,856)
Effects of exchange rate changes on cash and cash equivalents	542	(429)
Net increase in cash, cash equivalents and restricted cash	40,987	34,704
Cash, cash equivalents and restricted cash, beginning of period	320,139	113,080
Cash, cash equivalents and restricted cash, end of period	$361,126	$147,784
Supplemental cash flow information:
Net cash paid for income taxes	$6,530	$2,929
Cash paid for interest	$26,923	$16,795
Non-cash investing activities:
Non-cash additions to property and equipment	$1,896	$2,072
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	84,463	$9	8,589	$1	$148	$22,576	$(368,714)	$(8,062)	$(354,042)
Net income	—	—	—	—	—	—	34,844	4,983	39,827
Equity-based compensation expense	—	—	—	—	—	964	—	—	964
Exchanges of Class B common stock	7	—	(7)	—	—	—	—	—	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	49	—	—	—	—	704	—	—	704
Repurchase and retirement of Class A common stock	(524)	(1)	—	—	—	64	—	(64)	(1)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	187	—	—	187
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(214)	(214)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,900)	(1,900)
Other comprehensive income	—	—	—	—	103	—	—	—	103
Balance at June 30, 2019	83,995	$8	8,582	$1	$251	$24,495	$(333,870)	$(5,257)	$(314,372)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	87,505	$9	10,893	$1	$(370)	$13,011	$(120,245)	$(14,840)	$(122,434)
Net income	—	—	—	—	—	—	25,874	4,544	30,418
Equity-based compensation expense	—	—	—	—	—	1,692	(3)	—	1,689
Exchanges of Class B common stock	413	—	(413)	—	1	(798)	—	797	—
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	14	—	—	—	—	158	—	—	158
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	681	—	—	681
Forfeiture of dividend equivalents	—	—	—	—	—	—	26	—	26
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,769)	(1,769)
Other comprehensive income	—	—	—	—	(16)	—	—	(1)	(17)
Balance at June 30, 2018	87,932	$9	10,471	$1	$(385)	$14,744	$(94,348)	$(11,269)	$(91,248)

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	62,253	9,213	71,466
Equity-based compensation expense	—	—	—	—	—	2,279	—	—	2,279
Exchanges of Class B common stock	866	—	(866)	—	—	(1,172)	—	1,172	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	69	—	—	—	—	1,209	—	—	1,209
Repurchase and retirement of Class A common stock	(524)	(1)	—	—	—	64	—	(64)	(1)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,383	—	—	2,383
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(3,621)	(3,621)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,742)	(3,742)
Cumulative effect adjustment, net of tax (Note 16)	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive income	—	—	—	—	157	—	—	—	157
Balance at June 30, 2019	83,995	$8	8,582	$1	$251	$24,495	$(333,870)	$(5,257)	$(314,372)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	45,755	8,157	53,912
Equity-based compensation expense	—	—	—	—	—	2,690	(3)	—	2,687
Exchanges of Class B common stock	713	—	(713)	—	—	(1,471)	—	1,471	—
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	31	—	—	—	—	400	—	—	400
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,007	—	—	1,007
Forfeiture of dividend equivalents	—	—	—	—	—	—	58	—	58
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,503)	(3,503)
Cumulative effect adjustment - ASC 606	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	263	—	—	57	320
Balance at June 30, 2018	87,932	$9	10,471	$1	$(385)	$14,744	$(94,348)	$(11,269)	$(91,248)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 14.0 million members and 1,859 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of June 30, 2019.
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
As of June 30, 2019, Planet Fitness, Inc. held 100.0% of the voting interest and 90.7% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 9.3% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 1, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company collects 2% of gross monthly membership dues from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to support our national marketing campaigns, our social media platforms and the development of local advertising materials.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of long-term debt as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,191,000	$1,237,779	$1,197,000	$1,188,985
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

(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,762	$—	$4,787	$—
MMR	2,260	—	3,563	—
Total	$5,022	$—	$8,350	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $10,443 and $732 as of June 30, 2019 and December 31, 2018, respectively. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met.

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
(4) Acquisitions
Maine Acquisition
On May 30, 2019, the Company purchased from one of its franchisees certain assets associated with four franchisee-owned stores in Maine for a cash payment of $14,801. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
The preliminary purchase consideration was allocated as follows:

Amount
Fixed assets	$999
Reacquired franchise rights	6,740
Customer relationships	30
Unfavorable leases, net	(140)
Other assets	78
Goodwill	7,239
Liabilities assumed, including deferred revenues	(145)
$14,801

The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the stores acquired. The goodwill is amortizable and deductible for tax purposes over 15 years.
The acquisition was not material to the results of operations of the Company.
Certain estimated values for the Maine acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.
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
The purchase consideration was allocated as follows:

Amount
Fixed assets	$3,873
Reacquired franchise rights	4,610
Customer relationships	140
Favorable leases, net	80
Other assets	143
Goodwill	8,476
Liabilities assumed, including deferred revenues	(83)
$17,239

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
The acquisition was not material to the results of operations of the Company.
(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at June 30, 2019 and December 31, 2018 is as follows:

June 30, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,093	(105,797)	$67,296
Noncompete agreements	5.0	14,500	(14,500)	—
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	7.4	28,089	(10,260)	17,829
		219,082	(133,957)	85,125
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$365,382	$(133,957)	$231,425
Goodwill		$206,752	$—	$206,752

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

In connection with the adoption of ASC 842, as of January 1, 2019, the Company has derecognized the favorable leases intangible asset, and the favorable leases balance is now included in the ROU asset, net balance (Note 16). The Company determined that no impairment charges were required during any periods presented and the increase to goodwill was due to the acquisition of four franchisee-owned stores on May 30, 2019 (Note 4).

Amortization expense related to the intangible assets totaled $4,019 and $4,012 for the three months ended June 30, 2019 and 2018, respectively and $8,025 and $8,025 for the six months ended June 30, 2019 and 2018, respectively. Included within total amortization expense for the three and six months ended June 30, 2018 is $92, and $183 related to amortization of favorable leases, respectively. Amortization of favorable leases is recorded within store operations as a component of rent expense in the consolidated statements of operations. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of June 30, 2019 is as follows:

Amount
Remainder of 2019	$8,320
2020	14,968
2021	15,053
2022	15,280
2023	15,185
Thereafter	16,319
Total	$85,125

(6) Long-Term Debt
Long-term debt as of June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018
Class A-2-I notes	$570,688	$573,563
Class A-2-II notes	620,312	623,437
Total debt, excluding deferred financing costs	1,191,000	1,197,000
Deferred financing costs, net of accumulated amortization	(22,208)	(24,873)
Total debt	1,168,792	1,172,127
Current portion of long-term debt and line of credit	12,000	12,000
Long-term debt, net of current portion	$1,156,792	$1,160,127

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of June 30, 2019 are as follows:

Amount
Remainder of 2019	$6,000
2020	12,000
2021	12,000
2022	562,563
2023	6,250
Thereafter	592,187
Total	$1,191,000

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together with the Class A-2 Notes, the “Series 2018-1 Senior Notes”), and certain letters of credit, all of which was undrawn as of both June 30, 2019 and December 31, 2018. The Series 2018-1 Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the "Trustee") for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Series 2018-1 Senior Notes. As of June 30, 2019, the Company had restricted cash held by the Trustee of $30,576. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

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
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of June 30, 2019, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the Class A-2 Notes, the Company terminated the interest rate caps it had entered into in order to hedge interest expense on its previously outstanding term loans.
The company had no amounts related to interest rate caps recorded within other assets in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Company recorded an increase to the value of its interest rate caps of $17, net of tax of $5, within other comprehensive income (loss) during the three months ended June 30, 2018, and $383, net of tax of $130, during the six months ended June 30, 2018.
(8) Related Party Transactions
Amounts due from related parties of $412 as of June 30, 2019 recorded within other receivables on the condensed consolidated balance sheet relate to a potential indemnification reimbursement for an outstanding legal matter, see Note 12.
Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Franchise revenue	$717	$813	$1,233	$1,557
Equipment revenue	2,324	323	2,324	323
Total revenue from related parties	$3,041	$1,136	3,557	$1,880

Additionally, the Company had deferred area development agreement revenue from related parties of $299 and $779 as of June 30, 2019 and December 31, 2018, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $55,504 and $59,458, as of June 30, 2019 and December 31, 2018, respectively (see Note 11).

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Company provides administrative services to Planet Fitness NAF, LLC (“NAF”) and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $695 and $556 for the three months ended June 30, 2019 and 2018, respectively, and $1,369 and $1,196 for the six months ended June 30, 2019 and 2018, respectively.
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
During the six months ended June 30, 2019, certain existing holders of Holdings Units exercised their exchange rights and exchanged 865,810 Holdings Units for 865,810 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 865,810 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 865,810 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of June 30, 2019:

•
Holders of our Class A common stock owned 83,994,635 shares of our Class A common stock, representing 90.7% of the voting power in the Company and, through the Company, 83,994,635 Holdings Units representing 90.7% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively owned 8,581,920 Holdings Units, representing 9.3% of the economic interest in Pla-Fit Holdings, and 8,581,920 shares of our Class B common stock, representing 9.3% of the voting power in the Company.

Share repurchase program
On August 3, 2018, our board of directors approved an increase to the total amount of the previously approved share repurchase program to $500,000.
On November 13, 2018, the Company entered into a $300,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (“the Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid the Bank $300,000 upfront in cash and received 4,607,410 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240,000. Final settlement of the ASR Agreement occurred on April 30, 2019. At final settlement, the Bank delivered 524,124 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $58.46 over the term of the ASR agreement, which were retired. This had been evaluated as an unsettled forward contract indexed to our own stock, with $60,000 classified as a reduction to retained earnings at the original date of payment.
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator
Net income	$39,827	$30,418	$71,466	$53,912
Less: net income attributable to non-controlling interests	4,983	4,544	9,213	8,157
Net income attributable to Planet Fitness, Inc.	$34,844	$25,874	$62,253	$45,755
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,142,975	87,693,377	83,975,192	87,564,596
Effect of dilutive securities:
Stock options	643,120	389,994	614,050	351,987
Restricted stock units	49,088	21,960	49,408	14,886
Weighted-average shares of Class A common stock outstanding - diluted	84,835,183	88,105,331	84,638,650	87,931,469
Earnings per share of Class A common stock - basic	$0.41	$0.30	$0.74	$0.52
Earnings per share of Class A common stock - diluted	$0.41	$0.29	$0.74	$0.52

Weighted average shares of Class B common stock of 8,585,294 and 10,704,794 for the three months ended June 30, 2019 and 2018, respectively, and 8,910,315 and 10,828,471 for the six months ended June 30, 2019 and 2018, respectively, were evaluated under the if-converted method for potential dilutive effects and were not determined to be dilutive. Weighted average stock options outstanding of 72,984 and 164,341 for the three months ended June 30, 2019 and 2018, respectively, and 36,648 and 82,165 for the six months ended June 30, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 1,209 and 579 for the six months ended June 30, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 22.2% and 23.3% for the three months ended June 30, 2019 and 2018, respectively and 18.9% and 23.0% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interest. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to the recognition of a tax benefit from the remeasurement of the Company’s net deferred tax assets and income attributable to non-controlling interest, partially offset by state and local taxes. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three and six months ended June 30, 2019 and 2018.
Net deferred tax assets of $423,773 and $412,538 as of June 30, 2019 and December 31, 2018, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

result of the secondary offerings, other exchanges, recapitalization transactions and the IPO. As of June 30, 2019, the Company does not have any material net operating loss carryforwards.
As of June 30, 2019 and December 31, 2018, the total liability related to uncertain tax positions was $430 and $300, respectively. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2019 and 2018 were not material.
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
During the six months ended June 30, 2019, 865,810 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $639 during the six months ended June 30, 2019. As a result of these exchanges, during the six months ended June 30, 2019, we also recognized deferred tax assets in the amount of $20,040, and corresponding tax benefit arrangement liabilities of $17,016, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of June 30, 2019 and December 31, 2018, the Company had a liability of $433,605 and $429,233, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2019	$7,324
2020	25,974
2021	26,594
2022	27,152
2023	27,690
Thereafter	318,871
Total	$433,605

(12) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 3, 2019, the Company and other defendants received a joint and several judgment against them in the amount of $6,185, inclusive of accrued interest, in a civil action brought by a former employee. As of June 30, 2019, the Company has estimated its obligation related to this matter to be approximately $1,237, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $1,237 in other receivables on the Company's condensed consolidated balance sheet, of which $412 is due from a related party. As of June 30, there is an additional $4,109 of potential incremental interest being sought by the plaintiff; however the Company does not currently believe the incremental interest is probable and therefore has not recorded such amount as of June 30, 2019.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Franchise segment revenue - U.S.	$70,221	$57,252	$134,618	$110,697
Franchise segment revenue - International	1,591	898	2,956	2,065
Franchise segment total	71,812	58,150	137,574	112,762
Corporate-owned stores - U.S.	38,592	33,125	75,541	64,697
Corporate-owned stores - International	1,103	1,127	2,198	2,262
Corporate-owned stores total	39,695	34,252	77,739	66,959
Equipment segment - U.S.	70,154	48,148	115,165	82,161
Equipment segment total	70,154	48,148	115,165	82,161
Total revenue	$181,661	$140,550	$330,478	$261,882

Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $5,071 and $3,079 for the three months ended June 30, 2019 and 2018, respectively, and $7,836 and $5,177 for the six months June 30, 2019 and 2018, respectively.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Segment EBITDA
Franchise	$49,860	$40,041	$97,220	$76,719
Corporate-owned stores	18,137	14,666	33,706	26,837
Equipment	16,772	11,457	27,179	18,925
Corporate and other	(10,370)	(9,236)	(23,932)	(17,978)
Total Segment EBITDA	$74,399	$56,928	$134,173	$104,503

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total Segment EBITDA	$74,399	$56,928	$134,173	$104,503
Less:
Depreciation and amortization	10,577	8,619	20,484	17,084
Other expense	(1,444)	(502)	(4,762)	(310)
Income from operations	65,266	48,811	118,451	87,729
Interest income	1,979	418	3,777	455
Interest expense	(14,636)	(9,046)	(29,385)	(17,816)
Other expense	(1,444)	(502)	(4,762)	(310)
Income before income taxes	$51,165	$39,681	$88,081	$70,058

The following table summarizes the Company’s assets by reportable segment:

	June 30, 2019	December 31, 2018
Franchise	$351,615	$319,422
Corporate-owned stores	370,212	243,221
Equipment	185,284	210,462
Unallocated	616,356	580,311
Total consolidated assets	$1,523,467	$1,353,416

The table above includes $1,730 and $1,892 of long-lived assets located in the Company’s corporate-owned stores in Canada as of June 30, 2019 and December 31, 2018, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2019	December 31, 2018
Franchise	$16,938	$16,938
Corporate-owned stores	97,148	89,909
Equipment	92,666	92,666
Consolidated goodwill	$206,752	$199,513

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Corporate-Owned and Franchisee-Owned Stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,730	1,497	1,666	1,456
New stores opened	53	44	118	91
Stores debranded, sold or consolidated(1)	(4)	(1)	(5)	(7)
Stores operated at end of period	1,779	1,540	1,779	1,540

Corporate-owned stores:
Stores operated at beginning of period	76	68	76	62
Stores acquired from franchisees	4	—	4	6
Stores operated at end of period	80	68	80	68

Total stores:
Stores operated at beginning of period	1,806	1,565	1,742	1,518
New stores opened	53	44	118	91
Stores acquired, debranded, sold or consolidated(1)	—	(1)	(1)	(1)
Stores operated at end of period	1,859	1,608	1,859	1,608

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Revenue recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and June 30, 2019.

Contract liabilities
Balance at December 31, 2018	$49,862
Revenue recognized that was included in the contract liability at the beginning of the year	(18,868)
Increase, excluding amounts recognized as revenue during the period	25,730
Balance at June 30, 2019	$56,724

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an "as invoiced" basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2019	$19,848
2020	9,080
2021	2,910
2022	2,748
2023	2,505
Thereafter	19,633
Total	$56,724

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

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Right of use asset, net	$115,390
Finance lease assets	Property and equipment, net of accumulated depreciation	268
Total lease assets		$115,658

Liabilities
Current:
Operating	Other current liabilities	$13,277
Noncurrent:
Operating	Lease liabilities, net of current portion	113,748
Financing	Other liabilities	299
Total lease liabilities		$127,324

Weighted-average remaining lease term (years) - operating leases		8.2

Weighted-average discount rate - operating leases		5.0%

During the three and six months ended June 30, 2019, the components of lease cost were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$4,951	$9,796
Variable lease cost	2,033	3,973
Total lease cost	$6,984	$13,769

The Company's costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for lease liabilities	$4,718	$9,365
Operating assets obtained in exchange for operating lease liabilities	$2,981	$2,981

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of June 30, 2019, maturities of lease liabilities were as follows:

Amount
Remainder of 2019	$9,663
2020	19,676
2021	20,026
2022	19,722
2023	18,565
Thereafter	68,811
Total lease payments	$156,463
Less: imputed interest	29,139
Present value of lease liabilities	$127,324

As of June 30, 2019, operating lease payments exclude approximately $50,927 of legally binding minimum lease payments for leases signed but not yet commenced.

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
As of June 30, 2019, we had more than 14.0 million members and 1,859 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, and Mexico. Of our 1,859 stores, 1,779 are franchised and 80 are corporate-owned. As of June 30, 2019, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2019 and 2018. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue
Franchise segment	$71,812	$58,150	$137,574	$112,762
Corporate-owned stores segment	39,695	34,252	77,739	66,959
Equipment segment	70,154	48,148	115,165	82,161
Total revenue	$181,661	$140,550	$330,478	$261,882

Segment EBITDA
Franchise	$49,860	$40,041	$97,220	$76,719
Corporate-owned stores	18,137	14,666	33,706	26,837
Equipment	16,772	11,457	27,179	18,925
Corporate and other	(10,370)	(9,236)	(23,932)	(17,978)
Total Segment EBITDA(1)	$74,399	$56,928	$134,173	$104,503

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2019
Income (loss) from operations	$47,883	$11,919	$15,509	$(10,045)	$65,266
Depreciation and amortization	1,977	6,023	1,260	1,317	10,577
Other income (expense)	—	195	3	(1,642)	(1,444)
Segment EBITDA(1)	$49,860	$18,137	$16,772	$(10,370)	$74,399

Three months ended June 30, 2018
Income (loss) from operations	$38,092	$9,849	$10,201	$(9,331)	$48,811
Depreciation and amortization	1,949	4,952	1,256	462	8,619
Other income (expense)	—	(135)	—	(367)	(502)
Segment EBITDA(1)	$40,041	$14,666	$11,457	$(9,236)	$56,928

Six months ended June 30, 2019
Income (loss) from operations	$93,249	$21,571	$24,656	$(21,025)	$118,451
Depreciation and amortization	3,973	11,736	2,520	2,255	20,484
Other income (expense)	(2)	399	3	(5,162)	(4,762)
Segment EBITDA(1)	$97,220	$33,706	$27,179	$(23,932)	$134,173

Six months ended June 30, 2018
Income (loss) from operations	$72,790	$17,456	$16,412	$(18,929)	$87,729
Depreciation and amortization	3,941	9,729	2,513	901	17,084
Other income (expense)	(12)	(348)	—	50	(310)
Segment EBITDA(1)	$76,719	$26,837	$18,925	$(17,978)	$104,503

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,730	1,497	1,666	1,456
New stores opened	53	44	118	91
Stores debranded, sold or consolidated(1)	(4)	(1)	(5)	(7)
Stores operated at end of period	1,779	1,540	1,779	1,540

Corporate-owned stores:
Stores operated at beginning of period	76	68	76	62
New stores opened	—	—	—	—
Stores acquired from franchisees	4	—	4	6
Stores operated at end of period	80	68	80	68

Total stores:
Stores operated at beginning of period	1,806	1,565	1,742	1,518
New stores opened	53	44	118	91
Stores acquired, debranded, sold or consolidated(1)	—	(1)	(1)	(1)
Stores operated at end of period	1,859	1,608	1,859	1,608

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

The following table shows our same store sales for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Same store sales data
Same store sales growth:
Franchisee-owned stores	9.0%	10.4%	9.6%	10.8%
Corporate-owned stores	5.8%	5.7%	6.9%	5.4%
Total stores	8.8%	10.2%	9.5%	10.6%
Number of stores in same store sales base:
Franchisee-owned stores	1,522	1,328	1,522	1,328
Corporate-owned stores	68	58	68	58
Total stores	1,598	1,392	1,598	1,392

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $851 million and $732 million, during the three months ended June 30, 2019 and 2018, respectively, and $1,649 million and $1,402 million during the six months ended June 30, 2019 and 2018, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
(in thousands)
Net income	$39,827	$30,418	$71,466	$53,912
Interest income	(1,979)	(418)	(3,777)	(455)
Interest expense	14,636	9,046	29,385	17,816
Provision for income taxes	11,338	9,263	16,615	16,146
Depreciation and amortization	10,577	8,619	20,484	17,084
EBITDA	$74,399	$56,928	$134,173	$104,503
Purchase accounting adjustments-revenue(1)	176	(30)	249	414
Purchase accounting adjustments-rent(2)	117	168	240	350
Loss on reacquired franchise rights(3)	—	—	—	350
Severance costs(4)	—	352	—	352
Pre-opening costs(5)	194	461	195	483
Tax benefit arrangement remeasurement(6)	1,479	42	4,852	(354)
Other(7)	145	460	159	1,056
Adjusted EBITDA	$76,510	$58,381	$139,868	$107,154

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44, $77, $88 and $167 in the three and six months ended June 30, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $73, $92, $152 and $183 in the three and six months ended June 30, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(6)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$39,827	$30,418	$71,466	$53,912
Provision for income taxes, as reported	11,338	9,263	16,615	16,146
Purchase accounting adjustments-revenue(1)	176	(30)	249	414
Purchase accounting adjustments-rent(2)	117	168	240	350
Loss on reacquired franchise rights(3)	—	—	—	350
Severance costs(4)	—	352	—	352
Pre-opening costs(5)	194	461	195	483
Tax benefit arrangement remeasurement(6)	1,479	42	4,852	(354)
Other(7)	145	460	159	1,056
Purchase accounting amortization(8)	4,009	3,920	8,008	7,841
Adjusted income before income taxes	$57,285	$45,054	$101,784	$80,550
Adjusted income taxes(9)	15,238	11,849	27,075	21,185
Adjusted net income	$42,047	$33,205	$74,709	$59,365

Adjusted net income per share, diluted	$0.45	$0.34	$0.80	$0.60

Adjusted weighted-average shares outstanding(10)	93,420	98,810	93,549	98,760

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44, $77, $88 and $167 in the three and six months ended June 30, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $73, $92, $152 and $183 in the three and six months ended June 30, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(6)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

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

(8)
Includes $3,096, $3,096, $6,192 and $6,192 of amortization of intangible assets, other than favorable leases, for the three and six months ended June 30, 2019 and 2018, respectively, recorded in connection with the 2012 Acquisition, and $913, $825, $1,816 and $1,650 of amortization of intangible assets for the three months ended June 30, 2019 and 2018, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(9)
Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three and six months ended June 30, 2019 and 2018, respectively, applied to adjusted income before income taxes.

(10)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019			For the three months ended June 30, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$34,844	84,835	$0.41	$25,874	88,105	$0.29
Assumed exchange of shares(2)	4,983	8,585		4,544	10,705
Net Income	39,827			30,418
Adjustments to arrive at adjusted income before income taxes(3)	17,458			14,636
Adjusted income before income taxes	57,285			45,054
Adjusted income taxes(4)	15,238			11,849
Adjusted Net Income	$42,047	93,420	$0.45	$33,205	98,810	$0.34

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three and six months ended June 30, 2019 and 2018, respectively, applied to adjusted income before income taxes.

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$62,253	84,639	$0.74	$45,755	87,931	$0.52
Assumed exchange of shares(2)	9,213	8,910		8,157	10,829
Net Income	71,466			53,912
Adjustments to arrive at adjusted income before income taxes(3)	30,318			26,638
Adjusted income before income taxes	101,784			80,550
Adjusted income taxes(4)	27,075			21,185
Adjusted Net Income	$74,709	93,549	$0.80	$59,365	98,760	$0.60

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three and six months ended June 30, 2019 and 2018, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Franchise revenue	32.1%	32.3%	33.6%	33.4%
Commission income	0.6%	1.1%	0.6%	1.3%
National advertising fund revenue	6.9%	7.9%	7.4%	8.3%
Franchise segment	39.6%	41.3%	41.6%	43.0%
Corporate-owned stores	21.8%	24.4%	23.6%	25.6%
Equipment	38.6%	34.3%	34.8%	31.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	29.9%	26.1%	26.9%	24.1%
Store operations	11.1%	12.8%	12.4%	13.9%
Selling, general and administrative	10.4%	12.2%	11.2%	13.3%
National advertising fund expense	6.9%	7.9%	7.4%	8.3%
Depreciation and amortization	5.8%	6.1%	6.2%	6.5%
Other (gain) loss	(0.1)%	—%	0.1%	0.4%
Total operating costs and expenses	64.0%	65.1%	64.2%	66.5%
Income from operations	36.0%	34.9%	35.8%	33.5%
Other income (expense), net:
Interest income	1.1%	0.3%	1.1%	0.2%
Interest expense	(8.1)%	(6.4)%	(8.9)%	(6.8)%
Other expense	(0.8)%	(0.4)%	(1.4)%	(0.1)%
Total other expense, net	(7.8)%	(6.5)%	(9.2)%	(6.7)%
Income before income taxes	28.2%	28.4%	26.6%	26.8%
Provision for income taxes	6.2%	6.6%	5.0%	6.2%
Net income	22.0%	21.8%	21.6%	20.6%
Less net income attributable to non-controlling interests	2.7%	3.2%	2.8%	3.1%
Net income attributable to Planet Fitness, Inc.	19.3%	18.6%	18.8%	17.5%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
(in thousands)
Revenue:
Franchise revenue	$58,225	$45,417	$111,181	$87,579
Commission income	1,065	1,575	2,059	3,563
National advertising fund revenue	12,522	11,158	24,334	21,620
Franchise segment	71,812	58,150	137,574	112,762
Corporate-owned stores	39,695	34,252	77,739	66,959
Equipment	70,154	48,148	115,165	82,161
Total revenue	181,661	140,550	330,478	261,882
Operating costs and expenses:
Cost of revenue	54,391	36,744	88,877	63,244
Store operations	20,163	18,047	41,068	36,403
Selling, general and administrative	18,864	17,210	37,018	34,831
National advertising fund expense	12,522	11,158	24,334	21,620
Depreciation and amortization	10,577	8,619	20,484	17,084
Other (gain) loss	(122)	(39)	246	971
Total operating costs and expenses	116,395	91,739	212,027	174,153
Income from operations	65,266	48,811	118,451	87,729
Other income (expense), net:
Interest income	1,979	418	3,777	455
Interest expense	(14,636)	(9,046)	(29,385)	(17,816)
Other expense	(1,444)	(502)	(4,762)	(310)
Total other expense, net	(14,101)	(9,130)	(30,370)	(17,671)
Income before income taxes	51,165	39,681	88,081	70,058
Provision for income taxes	11,338	9,263	16,615	16,146
Net income	39,827	30,418	71,466	53,912
Less net income attributable to non-controlling interests	4,983	4,544	9,213	8,157
Net income attributable to Planet Fitness, Inc.	$34,844	$25,874	$62,253	$45,755
Comparison of the three months ended June 30, 2019 and three months ended June 30, 2018
Revenue
Total revenues were $181.7 million in the three months ended June 30, 2019, compared to $140.6 million in the three months ended June 30, 2018, an increase of $41.1 million, or 29.3%.
Franchise segment revenue was $71.8 million in the three months ended June 30, 2019, compared to $58.2 million in the three months ended June 30, 2018, an increase of $13.7 million, or 23.5%.
Franchise revenue was $58.2 million in the three months ended June 30, 2019 compared to $45.4 million in the three months ended June 30, 2018, an increase of $12.8 million or 28.2%. Included in franchise revenue is royalty revenue of $48.9 million, franchise and other fees of $4.2 million, and placement revenue of $5.1 million for the three months ended June 30, 2019, compared to royalty revenue of $38.3 million, franchise and other fees of $4.0 million, and placement revenue of $3.1 million for the three months ended June 30, 2018. The $10.6 million increase in royalty revenue was primarily driven by $3.4 million attributable to a same store sales increase of 9.0% in franchisee-owned stores and $3.3 million was attributable to stores opened in 2019, as well as stores opened in 2018 which were not included in the same store sales base. Additionally, $2.6 million was due to higher royalty rates on monthly dues and $1.3 million was due to higher royalty rates on annual fees primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% in exchange for a decrease in franchise and other fees as well as reduced commission income (the "Rebate to Royalty Amendment").

Commission income, which is included in our franchise segment, was $1.1 million in the three months ended June 30, 2019 compared to $1.6 million in the three months ended June 30, 2018. The $0.5 million decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $12.5 million in the three months ended June 30, 2019, compared to $11.2 million in the three months ended June 30, 2018, as a result of the higher store count and same store sales growth. This revenue is offset by national advertising fund expenses below.
Revenue from our corporate-owned stores segment was $39.7 million in the three months ended June 30, 2019, compared to $34.3 million in the three months ended June 30, 2018, an increase of $5.4 million, or 15.9%. The increase was due to higher revenue of $3.2 million from corporate-owned stores opened or acquired since April 1, 2018, higher same store sales from corporate-owned stores which increased 5.8% in the three months ended June 30, 2019 and contributed incremental revenues of $1.6 million, and higher annual fee revenue of $0.7 million.
Equipment segment revenue was $70.2 million in the three months ended June 30, 2019, compared to $48.1 million in the three months ended June 30, 2018, an increase of $22.0 million, or 45.7%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores, as well as higher equipment sales to new franchisee-owned stores related to 12 incremental new equipment sales in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Cost of revenue
Cost of revenue was $54.4 million in the three months ended June 30, 2019 compared to $36.7 million in the three months ended June 30, 2018, an increase of $17.6 million, or 48.0%. Cost of revenue, which primarily relates to our equipment segment, increased due to an increase in replacement equipment sales to existing franchisee-owned stores, in addition to 12 incremental equipment sales to new franchisee-owned stores in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $20.2 million in the three months ended June 30, 2019 compared to $18.0 million in the three months ended June 30, 2018, an increase of $2.1 million, or 11.7%. The increase was primarily attributable to the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of four franchisee-owned stores on August 10, 2018, the opening of four corporate-owned stores since April 1, 2018 and expenses related to future openings currently under construction.
Selling, general and administrative
Selling, general and administrative expenses were $18.9 million in the three months ended June 30, 2019 compared to $17.2 million in the three months ended June 30, 2018, an increase of $1.7 million, or 9.6%. The $1.7 million increase was primarily due to additional expenses incurred during the three months ended June 30, 2019 to support our growing operations, including additional headcount. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $12.5 million in the three months ended June 30, 2019 compared to $11.2 million in the three months ended June 30, 2018, as a result of the higher store count and same store sales growth. This expense is offset by national advertising fund revenue as described above.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $10.6 million in the three months ended June 30, 2019 compared to $8.6 million in the three months ended June 30, 2018, an increase of $2.0 million, or 22.7%. The increase was primarily attributable to the franchisee-store acquisitions and the opening of corporate-owned stores since April 1, 2018.
Other gain
Other gain was $0.1 million in the three months ended June 30, 2019 and zero in the three months ended June 30, 2018.
Interest income
Interest income was $2.0 million in the three months ended June 30, 2019, compared to $0.4 million in the three months ended June 30, 2018. The increase was due to the investment of our higher cash and restricted cash balances on our condensed consolidated balance sheets.

Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $14.6 million in the three months ended June 30, 2019 compared to $9.0 million in the three months ended June 30, 2018. The increase in interest expense in the three months ended June 30, 2019 was due to higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes on August 1, 2018.
Other expense
Other expense was $1.4 million in the three months ended June 30, 2019 compared to $0.5 million in the three months ended June 30, 2018, an increase of $0.9 million. Other expense includes expense of $1.5 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rates in the three months ended June 30, 2019.
Provision for income taxes
Income tax expense was $11.3 million in the three months ended June 30, 2019, compared to $9.3 million in the three months ended June 30, 2018, an increase of $2.1 million. The increase in the provision for income taxes was primarily attributable to the Company's increased income before taxes, partially offset by the recognition of a tax benefit from the remeasurement of our net deferred tax assets in the three months ended June 30, 2019.
Segment results
Franchise
Segment EBITDA for the franchise segment was $49.9 million in the three months ended June 30, 2019 compared to $40.0 million in the three months ended June 30, 2018, an increase of $9.8 million, or 24.5%. The increase was primarily driven by $3.4 million attributable to a same store sales increase of 9.0% in franchisee-owned stores and $3.3 million attributable to stores opened in 2019, as well as stores opened in 2018 which were not included in the same store sales base. Additionally, $2.6 million was due to higher royalty rates on monthly dues and $1.3 million was due to higher royalty rates on annual fees primarily as a result of the Rebate to Royalty Amendment. Also contributing to the increase in franchise segment EBITDA was $2.0 million of higher equipment placement revenue as a result of the increase in equipment sales. The increase was partially offset by $1.5 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations, and $0.5 million of lower commission income in connection to the Rebate to Royalty Amendment. Depreciation and amortization was $2.0 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $18.1 million in the three months ended June 30, 2019 compared to $14.7 million in the three months ended June 30, 2018, an increase of $3.5 million, or 23.7%. Of this increase, $2.1 million was from stores included in our same store sales base in the three months ended June 30, 2019, compared to the three months ended June 30, 2018. An additional $1.2 million of the increase was attributable to the stores acquired or opened since April 1, 2018. Depreciation and amortization was $6.0 million and $5.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since April 1, 2018.
Equipment
Segment EBITDA for the equipment segment was $16.8 million in the three months ended June 30, 2019 compared to $11.5 million in the three months ended June 30, 2018, an increase of $5.3 million, or 46.4%, driven by an increase in replacement equipment sales to existing franchisee-owned stores, in addition to 12 incremental equipment sales to new franchisee-owned stores in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Depreciation and amortization was $1.3 million for both the three months ended June 30, 2019 and 2018.
Comparison of the six months ended June 30, 2019 and six months ended June 30, 2018
Revenue
Total revenues were $330.5 million in the six months ended June 30, 2019, compared to $261.9 million in the six months ended June 30, 2018, an increase of $68.6 million, or 26.2%.
Franchise segment revenue was $137.6 million in the six months ended June 30, 2019, compared to $112.8 million in the six months ended June 30, 2018, an increase of $24.8 million, or 22.0%.
Franchise revenue was $111.2 million in the six months ended June 30, 2019 compared to $87.6 million in the six months ended June 30, 2018, an increase of $23.6 million or 26.9%. Included in franchise revenue is royalty revenue of $93.7 million, franchise and other fees of $9.7 million, and placement revenue of $7.8 million for the six months ended June 30, 2019, compared to royalty revenue of $72.7 million, franchise and other fees of $9.7 million, and placement revenue of $5.2 million for the six months ended June 30, 2018. Of the $21.0 million increase in royalty revenue, $7.4 million was attributable to a same store sales increase of 9.6% in franchisee-owned stores and $6.3 million was attributable to higher royalties from stores opened in 2019, as well as stores that opened in 2018 that were not included in the same store sales base. Additionally, $4.9 million was due to higher royalty rates on monthly dues and $2.4 million was attributable to higher royalty rates on annual fees, primarily as a result of the Rebate to Royalty Amendment. The $2.7 million increase in equipment placement revenue was due to higher new and replacement equipment placements in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Commission income, which is included in our franchise segment, was $2.1 million in the six months ended June 30, 2019 compared to $3.6 million in the six months ended June 30, 2018. The $1.5 million decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $24.3 million in the six months ended June 30, 2019, compared to $21.6 million in the six months ended June 30, 2018, as a result of the higher store count and same store sales growth. This revenue is offset by national advertising fund expenses mentioned below.
Revenue from our corporate-owned stores segment was $77.7 million in the six months ended June 30, 2019, compared to $67.0 million in the six months ended June 30, 2018, an increase of $10.8 million, or 16.1%. The increase was due to higher revenue of $5.7 million from corporate-owned stores opened or acquired since January 1, 2018, higher revenues of $3.7 million from same store sales which increased 6.9% in the six months ended June 30, 2019, and higher annual fee revenue of $1.6 million.
Equipment segment revenue was $115.2 million in the six months ended June 30, 2019, compared to $82.2 million in the six months ended June 30, 2018, an increase of $33.0 million, or 40.2%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores, as well as higher equipment sales to new franchisee-owned stores related to 27 incremental new equipment sales in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cost of revenue
Cost of revenue was $88.9 million in the six months ended June 30, 2019 compared to $63.2 million in the six months ended June 30, 2018, an increase of $25.6 million, or 40.5%. Cost of revenue, which primarily relates to our equipment segment, increased due to an increase in replacement equipment sales to existing franchisee-owned stores, in addition to 27 incremental equipment sales to new franchisee-owned stores in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $41.1 million in the six months ended June 30, 2019 compared to $36.4 million in the six months ended June 30, 2018, an increase of $4.7 million, or 12.8%. The increase was primarily attributable to the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of four franchisee-owned stores on August 10, 2018, the opening of four corporate-owned stores since January 1, 2018 and expenses related to future openings currently under construction.
Selling, general and administrative
Selling, general and administrative expenses were $37.0 million in the six months ended June 30, 2019 compared to $34.8 million in the six months ended June 30, 2018, an increase of $2.2 million, or 6.3%. The $2.2 million increase was primarily due to additional expenses incurred to support our growing operations, including additional headcount. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $24.3 million in the six months ended June 30, 2019 compared to $21.6 million in the six months ended June 30, 2018, as a result of the higher store count and same store sales growth. This expense is offset by national advertising fund revenue as described above.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $20.5 million in the six months ended June 30, 2019 compared to $17.1 million in the six months ended June 30, 2018, an increase of $3.4 million, or 19.9%. The increase was primarily attributable to the acquisition or opening of corporate-owned stores since January 1, 2018.

Other loss
Other loss was $0.2 million in the six months ended June 30, 2019 compared to $1.0 million in the six months ended June 30, 2018.
Interest income
Interest income was $3.8 million in the six months ended June 30, 2019 compared to $0.5 million in the six months ended June 30, 2018. The increase was due to the investment of our higher cash and restricted cash balances on our condensed consolidated balance sheets.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $29.4 million in the six months ended June 30, 2019 compared to $17.8 million in the six months ended June 30, 2018. The increase in interest expense in the six months ended June 30, 2019 was due to higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes on August 1, 2018.
Other expense
Other expense was $4.8 million in the six months ended June 30, 2019 and $0.3 million in the six months ended June 30, 2018. Other expense includes expense of $4.9 million and a gain of $0.4 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rates in the six months ended June 30, 2019 and the six months ended June 30, 2018, respectively.
Provision for income taxes
Income tax expense was $16.6 million in the six months ended June 30, 2019, compared to $16.1 million in the six months ended June 30, 2018, an increase of $0.5 million. The increase in the provision for income taxes was primarily attributable to the Company's increased income before taxes, partially offset by the recognition of a tax benefit from the remeasurement of our net deferred tax assets during the six months ended June 30, 2019.
Segment results
Franchise
Segment EBITDA for the franchise segment was $97.2 million in the six months ended June 30, 2019 compared to $76.7 million in the six months ended June 30, 2018, an increase of $20.5 million, or 26.7%. This increase was primarily driven by $7.4 million attributable to a franchisee-owned same store sales increase of 9.6% and $6.3 million attributable to higher royalties from stores opened in 2019, as well as stores that opened in 2018 that were not included in the same store sales base. Additionally, $4.9 million was due to higher royalty rates on monthly dues and $2.4 million was attributable to higher royalty rates on annual fees, primarily as a result of the Rebate to Royalty Amendment. Additionally, $2.7 million of the increase is due to higher equipment placement revenue as a result of the increase in equipment sales. The increase in revenue was partially offset by $1.5 million of lower commission income in conjunction with the Rebate to Royalty Amendment mentioned above, and $0.7 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations. Depreciation and amortization was $4.0 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $33.7 million in the six months ended June 30, 2019 compared to $26.8 million in the six months ended June 30, 2018, an increase of $6.9 million, or 25.6%. Of this increase, $4.3 million was related to stores included in our same store sales base in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. An additional $1.5 million of the increase was attributable to the stores acquired or opened since January 1, 2018. Depreciation and amortization was $11.7 million and $9.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in depreciation and amortization was primarily attributable the acquisition or opening of corporate-owned stores since January 1, 2018.
Equipment
Segment EBITDA for the equipment segment was $27.2 million in the six months ended June 30, 2019 compared to $18.9 million in the six months ended June 30, 2018, an increase of $8.3 million, or 43.6%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores, in addition to 27 incremental equipment sales to new franchisee-owned stores in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Depreciation and amortization was $2.5 million for both the six months ended June 30, 2019 and 2018.

Liquidity and capital resources
As of June 30, 2019, we had $330.6 million of cash and cash equivalents. In addition, as of June 30, 2019, we had borrowing capacity of $75.0 million under our Variable Funding Note.
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
The following table presents summary cash flow information for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$82,504	$78,494
Investing activities	(33,672)	(36,505)
Financing activities	(8,387)	(6,856)
Effect of foreign exchange rates on cash	542	(429)
Net increase in cash	$40,987	$34,704
Operating activities
For the six months ended June 30, 2019, net cash provided by operating activities was $82.5 million compared to $78.5 million in the six months ended June 30, 2018, an increase of $4.0 million. Of the increase, $21.6 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities. This increase was partially offset by $17.6 million of unfavorable changes in working capital primarily in accounts receivable, other assets and other current assets, and due from related parties, partially offset by favorable changes in working capital primarily from payables pursuant to tax benefit arrangements and other liabilities and current liabilities in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
(in thousands)	2019	2018
New corporate-owned stores and corporate-owned stores not yet opened	$3,918	$2,458
Existing corporate-owned stores	5,788	4,090
Information systems	8,677	1,516
Corporate and all other	542	72
Total capital expenditures	$18,925	$8,136

For the six months ended June 30, 2019, net cash used in investing activities was $33.7 million compared to $36.5 million in the six months ended June 30, 2018, a decrease of $2.8 million. The primary drivers of investing activities included the acquisition of six franchisee-owned stores on January 1, 2018 for $28.5 million and the acquisition of four franchisee-owned stores on May 30, 2019 for $14.8 million. Additionally, the six months ended June 30, 2019 included $10.8 million higher cash used for additions to property, plant and equipment as broken out in the table above.

Financing activities
For the six months ended June 30, 2019, net cash used by financing activities was $8.4 million compared to cash used of $6.9 million in the six months ended June 30, 2018, an increase of $1.5 million. The increase was primarily due higher quarterly principal payments under the Company's securitized financing facility during the six months ended June 30, 2019 as compared to its Term Loan B financing facility during the six months ended June 30, 2018. Continuing LLC Owner distributions were $3.7 million in the six months ended June 30, 2019 compared to $3.5 million in the six months ended June 30, 2018.
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
Off-balance sheet arrangements
As of June 30, 2019, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these lease guarantee agreements is approximately $10.4 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2019 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years earlier expiration dates if certain conditions are met.
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

Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2019, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/19 - 04/30/19	524,124	$58.46	524,124	$157,910,178
05/01/19 - 05/31/19	—	—	—	157,910,178
06/01/19 - 06/30/19	—	—	—	157,910,178
Total	524,124	$58.46	524,124

(1)On August 3, 2018, our board of directors approved an increase to the total amount of the previously announced share repurchase program from $100,000,000 to $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
(2)On November 13, 2018, the Company entered into a $300 million accelerated share repurchase ("ASR") agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on November 14, 2018, the Company paid the Bank $300 million in cash and received 4,607,410 shares of the Company’s Class A common stock. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement occurred on April 30, 2019. At final settlement, the Bank delivered 524,124 additional shares of the Company's Class A common stock based on a weighted average cost per share of $58.46 over the term of the ASR Agreement.

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1	Consulting agreement with Roger Chacko					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of regulation S-T (XBRL)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: August 8, 2019	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)