Form 10-Q
period 2019-09-30
Planet Fitness, Inc.
filed 2019-11-08
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2019 there were 81,792,537 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 8,561,920 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;

•	damage to our brand and reputation;

•	our ability to successfully implement our growth strategy, including our and our franchisees’ ability to identify and secure suitable sites for new franchise stores;

•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems, including failures, interruptions or security breaches of such systems;

•	our and our franchisees’ ability to attract and retain members;

•	the high level of competition in the health club industry generally;

•	our reliance on a limited number of vendors, suppliers and other third-party service providers;

•	our substantial increased indebtedness as a result of our refinancing and securitization transactions and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	our corporate structure and tax receivable agreements; and

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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$219,752	$289,431
Restricted cash	30,499	30,708
Accounts receivable, net of allowance for bad debts of $37 and $84 at September 30, 2019 and December 31, 2018, respectively	29,398	38,960
Inventory	2,612	5,122
Restricted assets – national advertising fund	657	—
Prepaid expenses	8,649	4,947
Other receivables	9,232	12,548
Other current assets	5,471	6,824
Total current assets	306,270	388,540
Property and equipment, net of accumulated depreciation of $70,083, as of September 30, 2019 and $53,086 as of December 31, 2018	131,454	114,367
Right-of-use assets, net	127,746	—
Intangible assets, net	227,575	234,330
Goodwill	206,752	199,513
Deferred income taxes	418,745	414,841
Other assets, net	1,690	1,825
Total assets	$1,420,232	$1,353,416
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$12,000	$12,000
Accounts payable	23,037	30,428
Accrued expenses	25,737	32,384
Equipment deposits	8,566	7,908
Restricted liabilities – national advertising fund	657	—
Deferred revenue, current	24,638	23,488
Payable pursuant to tax benefit arrangements, current	25,506	24,765
Other current liabilities	15,780	430
Total current liabilities	135,921	131,403
Long-term debt, net of current maturities	1,155,049	1,160,127
Deferred rent, net of current portion	—	10,083
Lease liabilities, net of current portion	127,646	—
Deferred revenue, net of current portion	31,532	26,374
Deferred tax liabilities	2,067	2,303
Payable pursuant to tax benefit arrangements, net of current portion	407,884	404,468
Other liabilities	2,250	1,447
Total noncurrent liabilities	1,726,428	1,604,802
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 81,773 and 83,584 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	8	9
Class B common stock, $.0001 par value - 100,000 authorized, 8,562 and 9,448 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Accumulated other comprehensive income	189	94
Additional paid in capital	27,240	19,732
Accumulated deficit	(466,032)	(394,410)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(438,594)	(374,574)
Non-controlling interests	(3,523)	(8,215)
Total stockholders’ deficit	(442,117)	(382,789)
Total liabilities and stockholders’ deficit	$1,420,232	$1,353,416

 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Franchise	$53,443	$41,997	$164,624	$129,575
Commission income	614	1,448	2,673	5,012
National advertising fund revenue	12,652	11,377	36,986	32,997
Corporate-owned stores	40,742	35,406	118,481	102,365
Equipment	59,364	46,428	174,528	128,589
Total revenue	166,815	136,656	497,292	398,538
Operating costs and expenses:
Cost of revenue	46,194	36,871	135,071	100,114
Store operations	22,295	18,751	63,363	55,154
Selling, general and administrative	20,928	17,233	57,944	52,066
National advertising fund expense	12,652	11,377	36,986	32,997
Depreciation and amortization	11,832	8,863	32,316	25,947
Other (gain) loss	(147)	(12)	99	958
Total operating costs and expenses	113,754	93,083	325,779	267,236
Income from operations	53,061	43,573	171,513	131,302
Other expense, net:
Interest income	1,808	2,025	5,585	2,480
Interest expense	(14,807)	(17,909)	(44,192)	(35,725)
Other expense	(61)	(27)	(4,824)	(338)
Total other expense, net	(13,060)	(15,911)	(43,431)	(33,583)
Income before income taxes	40,001	27,662	128,082	97,719
Provision for income taxes	10,309	7,190	26,924	23,335
Net income	29,692	20,472	101,158	74,384
Less net income attributable to non-controlling interests	3,915	3,001	13,128	11,158
Net income attributable to Planet Fitness, Inc.	$25,777	$17,471	88,030	$63,226
Net income per share of Class A common stock:
Basic	$0.31	$0.20	$1.05	$0.72
Diluted	$0.31	$0.20	$1.04	$0.72
Weighted-average shares of Class A common stock outstanding:
Basic	83,157	88,047	83,700	87,727
Diluted	83,807	88,458	84,354	88,064

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income including non-controlling interests	$29,692	$20,472	$101,158	$74,384
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	—	606	—	989
Foreign currency translation adjustments	(62)	40	95	(23)
Total other comprehensive income, net	(62)	646	95	966
Total comprehensive income including non-controlling interests	29,630	21,118	101,253	75,350
Less: total comprehensive income attributable to non-controlling interests	3,915	3,007	13,128	11,221
Total comprehensive income attributable to Planet Fitness, Inc.	$25,715	$18,111	$88,125	$64,129

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$101,158	$74,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,316	25,947
Amortization of deferred financing costs	4,014	2,041
Amortization of favorable leases	—	280
Amortization of asset retirement obligations	178	—
Amortization of interest rate caps	—	1,170
Deferred tax expense	15,666	19,654
Loss on extinguishment of debt	—	4,570
Loss (gain) on re-measurement of tax benefit arrangement	4,638	(354)
Provision for bad debts	13	8
Loss on reacquired franchise rights	—	360
(Gain) loss on disposal of property and equipment	(84)	542
Equity-based compensation	3,565	4,137
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	12,779	10,922
Due to and due from related parties	(344)	3,174
Inventory	2,509	(3,450)
Other assets and other current assets	(4,628)	4,972
Accounts payable and accrued expenses	(12,939)	2,426
Other liabilities and other current liabilities	1,510	(2,869)
Income taxes	3,047	1,028
Payable pursuant to tax benefit arrangements	(17,476)	(21,706)
Equipment deposits	658	4,950
Deferred revenue	6,103	7,544
Leases and deferred rent	54	4,156
Net cash provided by operating activities	152,737	143,886
Cash flows from investing activities:
Additions to property and equipment	(37,138)	(18,601)
Acquisition of franchises	(14,801)	(45,752)
Proceeds from sale of property and equipment	84	196
Purchase of intellectual property	(300)	—
Net cash used in investing activities	(52,155)	(64,157)
Cash flows from financing activities:
Principal payments on capital lease obligations	(59)	(35)
Proceeds from issuance of long-term debt	—	1,200,000
Repayment of long-term debt	(9,000)	(709,469)
Payment of deferred financing and other debt-related costs	—	(27,191)
Exercise of stock options and ESPP proceeds	1,892	1,106
Repurchase and retirement of Class A common stock	(157,945)	(42,090)
Dividend equivalent payments	(229)	(881)
Distributions to Continuing LLC Members	(5,499)	(5,369)
Net cash (used in) provided by financing activities	(170,840)	416,071
Effects of exchange rate changes on cash and cash equivalents	370	(234)
Net (decrease) increase in cash, cash equivalents and restricted cash	(69,888)	495,566
Cash, cash equivalents and restricted cash, beginning of period	320,139	113,080
Cash, cash equivalents and restricted cash, end of period	$250,251	$608,646
Supplemental cash flow information:
Net cash paid for income taxes	$9,061	$3,777
Cash paid for interest	$40,335	$20,015
Non-cash investing activities:
Non-cash additions to property and equipment	$4,837	$2,217
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	83,995	$8	8,582	$1	$251	$24,495	$(333,870)	$(5,257)	$(314,372)
Net income	—	—	—	—	—	—	25,777	3,915	29,692
Equity-based compensation expense	—	—	—	—	—	1,286	—	—	1,286
Exchanges of Class B common stock	20	—	(20)	—	—	—	—	—	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	30	—	—	—	—	826	—	—	826
Repurchase and retirement of Class A common stock	(2,272)	—	—	—	—	209	(157,945)	(209)	(157,945)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	424	—	—	424
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(215)	(215)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,757)	(1,757)
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	(62)	—	—	—	(62)
Balance at September 30, 2019	81,773	$8	8,562	$1	$189	$27,240	$(466,032)	$(3,523)	$(442,117)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	87,932	$9	10,471	$1	$(385)	$14,744	$(94,348)	$(11,269)	$(91,248)
Net income	—	—	—	—	—	—	17,471	3,001	20,472
Equity-based compensation expense	—	—	—	—	—	1,450	—	—	1,450
Exchanges of Class B common stock	927	—	(927)	—	1	(1,442)	—	1,441	—
Retirement of Class B common stock	—	—	—	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	50	—	—	—	—	706	—	—	706
Repurchase and retirement of Class A common stock	(824)	—	—	—	—	—	(42,090)	—	(42,090)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,779	—	—	1,779
Forfeiture of dividend equivalents	—	—	—	—	—	—	3	—	3
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,866)	(1,866)
Other comprehensive income	—	—	—	—	640	—	—	6	646
Balance at September 30, 2018	88,085	$9	9,544	$1	$256	$17,237	$(118,964)	$(8,687)	$(110,148)

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	88,030	13,128	101,158
Equity-based compensation expense	—	—	—	—	—	3,565	—	—	3,565
Exchanges of Class B common stock	886	—	(886)	—	—	(1,172)	—	1,172	—
Retirement of Class B common stock	—	—	—	—	—	—	—	—	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	99	—	—	—	—	2,035	—	—	2,035
Repurchase and retirement of Class A common stock	(2,796)	(1)	—	—	—	273	(157,945)	(273)	(157,946)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,807	—	—	2,807
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(3,836)	(3,836)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(5,499)	(5,499)
Cumulative effect adjustment, net of tax (Note 16)	—	—	—	—	—	—	(1,713)	—	(1,713)
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	95	—	—	—	95
Balance at September 30, 2019	81,773	$8	8,562	$1	$189	$27,240	$(466,032)	$(3,523)	$(442,117)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	63,226	11,158	74,384
Equity-based compensation expense	—	—	—	—	—	4,140	(3)	—	4,137
Exchanges of Class B common stock	1,640	—	(1,640)	—	1	(2,913)	—	2,912	—
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	81	—	—	—	—	1,106	—	—	1,106
Repurchase and retirement of Class A common stock	(824)	—	—	—	—	—	(42,090)	—	(42,090)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,786	—	—	2,786
Forfeiture of dividend equivalents	—	—	—	—	—		61		61
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(5,369)	(5,369)
Cumulative effect adjustment - ASC 606	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	903	—	—	63	966
Balance at September 30, 2018	88,085	$9	9,544	$1	$256	$17,237	$(118,964)	$(8,687)	$(110,148)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 14.1 million members and 1,899 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico as of September 30, 2019.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:

•	Licensing and selling franchises under the Planet Fitness trade name.

•	Owning and operating fitness centers under the Planet Fitness trade name.

•	Selling fitness-related equipment to franchisee-owned stores.
The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”), which was completed on August 11, 2015 and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions that occurred prior to the IPO, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC, which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers through its subsidiaries. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.
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
As of September 30, 2019, Planet Fitness, Inc. held 100.0% of the voting interest and 90.5% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 9.5% economic interest in Pla-Fit Holdings.

(2) Summary of Significant Accounting Policies
(a) Basis of presentation and consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 1, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of long-term debt as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,188,000	$1,230,305	$1,197,000	$1,188,985
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
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. This means, for those leases that qualify, the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components.
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
The FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, in August 2018. The guidance helps align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within that year, but allows for early adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,722	$—	$4,787	$—
MMR	2,233	—	3,563	—
Total	$4,955	$—	$8,350	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $10,376 and $732 as of September 30, 2019 and December 31, 2018, respectively. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement estimated to be incurred from the Company’s involvement with these entities, which is not material.
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
The acquisition was not material to the results of operations of the Company.
(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at September 30, 2019 and December 31, 2018 is as follows:

September 30, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,093	(108,948)	$64,145
Noncompete agreements	5.0	14,500	(14,500)	—
Order backlog	0.4	3,400	(3,400)	—
Reacquired franchise rights	7.7	28,089	(11,259)	16,830
		219,082	(138,107)	80,975
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$365,682	$(138,107)	$227,575
Goodwill		$206,752	$—	$206,752

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

Amortization expense related to the intangible assets totaled $4,160 and $4,027 for the three months ended September 30, 2019 and 2018, respectively and $12,186 and $12,052 for the nine months ended September 30, 2019 and 2018, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of September 30, 2019 is as follows:

Amount
Remainder of 2019	$4,146
2020	14,968
2021	15,053
2022	15,280
2023	15,185
Thereafter	16,343
Total	$80,975

(6) Long-Term Debt
Long-term debt as of September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
Class A-2-I notes	$569,250	$573,563
Class A-2-II notes	618,750	623,437
Total debt, excluding deferred financing costs	1,188,000	1,197,000
Deferred financing costs, net of accumulated amortization	(20,951)	(24,873)
Total debt	1,167,049	1,172,127
Current portion of long-term debt and line of credit	12,000	12,000
Long-term debt, net of current portion	$1,155,049	$1,160,127

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of September 30, 2019 are as follows:

Amount
Remainder of 2019	$3,000
2020	12,000
2021	12,000
2022	562,563
2023	6,250
Thereafter	592,187
Total	$1,188,000

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and together with the Class A-2 Notes, the “Series 2018-1 Senior Notes”), and certain letters of credit, all of which was undrawn as of both September 30, 2019 and December 31, 2018. The Series 2018-1 Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Series 2018-1 Senior Notes and that have pledged substantially all of their assets to secure the Series 2018-1 Senior Notes.

Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Class A-2 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in September 2022 and the Class A-2-II Notes will be repaid in September 2025 (together, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Series 2018-1 Senior Notes. As of September 30, 2019, the Company had restricted cash held by the Trustee of $30,499. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

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
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of September 30, 2019 and December 31, 2018, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the Class A-2 Notes, the Company terminated the interest rate caps it had entered into in order to hedge interest expense on its previously outstanding term loans.
(8) Related Party Transactions
Amounts due from related parties of $412 as of September 30, 2019 recorded within other receivables on the condensed consolidated balance sheet relate to a potential indemnification reimbursement for an outstanding legal matter, see Note 12.
Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Franchise revenue	$505	$897	$1,735	$2,453
Equipment revenue	883	1,472	2,325	1,782
Total revenue from related parties	$1,388	$2,369	4,060	$4,235

Additionally, the Company had deferred area development agreement revenue from related parties of $260 and $779 as of September 30, 2019 and December 31, 2018, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $55,478 and $59,458, as of September 30, 2019 and December 31, 2018, respectively (see Note 11).
The Company provides administrative services to the NAF and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $402 and $676 for the three months ended September 30, 2019 and 2018, respectively, and $1,771 and $1,872 for the nine months ended September 30, 2019 and 2018, respectively.

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
During the nine months ended September 30, 2019, certain existing holders of Holdings Units exercised their exchange rights and exchanged 885,810 Holdings Units for 885,810 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 885,810 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 885,810 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of September 30, 2019:

•
Holders of our Class A common stock owned 81,773,267 shares of our Class A common stock, representing 90.5% of the voting power in the Company and, through the Company, 81,773,267 Holdings Units representing 90.5% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively owned 8,561,920 Holdings Units, representing 9.5% of the economic interest in Pla-Fit Holdings, and 8,561,920 shares of our Class B common stock, representing 9.5% of the voting power in the Company.

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
During the three months ended September 30, 2019, the Company purchased 2,272,001 shares of its Class A common stock for an average purchase price of $69.51 per share, completing its previously approved $500,000 share repurchase program.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator
Net income	$29,692	$20,472	$101,158	$74,384
Less: net income attributable to non-controlling interests	3,915	3,001	13,128	11,158
Net income attributable to Planet Fitness, Inc.	$25,777	$17,471	$88,030	$63,226
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,157,430	88,047,401	83,699,609	87,727,300
Effect of dilutive securities:
Stock options	606,888	382,499	609,788	319,610
Restricted stock units	42,588	27,904	44,775	17,141
Weighted-average shares of Class A common stock outstanding - diluted	83,806,906	88,457,804	84,354,172	88,064,051
Earnings per share of Class A common stock - basic	$0.31	$0.20	$1.05	$0.72
Earnings per share of Class A common stock - diluted	$0.31	$0.20	$1.04	$0.72

Weighted average shares of Class B common stock of 8,579,094 and 10,004,682 for the three months ended September 30, 2019 and 2018, respectively, and 8,798,695 and 10,550,857 for the nine months ended September 30, 2019 and 2018, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 76,455 and 36,342 for the three months ended September 30, 2019 and 2018, respectively, and 50,063 and 114,628 for the nine months ended September 30, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 713 and 0 for the three months ended September 30, 2019 and 2018, respectively, and 1,688 and 11,245 for the nine months ended September 30, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 25.8% and 26.0% for the three months ended September 30, 2019 and 2018, respectively and 21.0% and 23.9% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interest. The effective tax rate for the nine months ended September 30, 2019 of 21% included the impact of state and local taxes, offset by income attributable to non-controlling interest. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three and nine months ended September 30, 2019 and 2018.
Net deferred tax assets of $416,678 and $412,538 as of September 30, 2019 and December 31, 2018, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO. As of September 30, 2019, the Company does not have any net operating loss carryforwards.
As of September 30, 2019 and December 31, 2018, the total liability related to uncertain tax positions was $260 and $300, respectively. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2019 and 2018 were not material.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings (the “TRA Holders”) 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the exchanges of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the “Direct TSG Investors”) 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings.
During the nine months ended September 30, 2019, 885,810 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $517 during the nine months ended September 30, 2019. As a result of these exchanges, during the nine months ended September 30, 2019, we also recognized deferred tax assets in the amount of $20,340, and corresponding tax benefit arrangement liabilities of $17,016, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of September 30, 2019 and December 31, 2018, the Company had a liability of $433,390 and $429,233, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2019	$7,307
2020	25,965
2021	26,584
2022	27,141
2023	27,679
Thereafter	318,714
Total	$433,390

(12) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 3, 2019, the Company and other defendants received a joint and several judgment against them in the amount of $6,185, inclusive of accrued interest, in a civil action brought by a former employee. As of September 30, 2019, the Company has estimated its obligation related to this matter to be approximately $1,237, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $1,237 in other receivables on the Company’s condensed consolidated balance sheet, of which $412 is due from a related party. As of September 30, there is an additional $4,272 of potential incremental interest being sought by the plaintiff; however, the Company does not currently believe that payment of the incremental interest is probable and therefore has not recorded such amount as of September 30, 2019.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Franchise segment revenue - U.S.	$65,494	$53,528	$200,111	$164,225
Franchise segment revenue - International	1,215	1,294	4,172	3,359
Franchise segment total	66,709	54,822	204,283	167,584
Corporate-owned stores - U.S.	39,637	34,323	115,178	99,020
Corporate-owned stores - International	1,105	1,083	3,303	3,345
Corporate-owned stores total	40,742	35,406	118,481	102,365
Equipment segment - U.S.	59,364	46,428	174,528	128,589
Equipment segment total	59,364	46,428	174,528	128,589
Total revenue	$166,815	$136,656	$497,292	$398,538

Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $4,277 and $2,518 for the three months ended September 30, 2019 and 2018, respectively, and $12,112 and $7,694 for the nine months September 30, 2019 and 2018, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Segment EBITDA
Franchise	$44,328	$37,075	$141,548	$113,793
Corporate-owned stores	16,799	15,279	50,505	42,115
Equipment	13,741	9,654	40,920	28,579
Corporate and other	(10,036)	(9,599)	(33,968)	(27,576)
Total Segment EBITDA	$64,832	$52,409	$199,005	$156,911

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total Segment EBITDA	$64,832	$52,409	$199,005	$156,911
Less:
Depreciation and amortization	11,832	8,863	32,316	25,947
Other expense	(61)	(27)	(4,824)	(338)
Income from operations	53,061	43,573	171,513	131,302
Interest income	1,808	2,025	5,585	2,480
Interest expense	(14,807)	(17,909)	(44,192)	(35,725)
Other expense	(61)	(27)	(4,824)	(338)
Income before income taxes	$40,001	$27,662	$128,082	$97,719

The following table summarizes the Company’s assets by reportable segment:

	September 30, 2019	December 31, 2018
Franchise	$189,192	$185,899
Corporate-owned stores	390,101	243,221
Equipment	195,022	210,462
Unallocated	645,917	713,834
Total consolidated assets	$1,420,232	$1,353,416

The table above includes $1,204 and $1,892 of long-lived assets located in the Company’s corporate-owned stores in Canada as of September 30, 2019 and December 31, 2018, respectively. All other assets are located in the U.S.
For the segment footnote disclosure as of December 31, 2018, an immaterial error of $133,523 has been corrected to appropriately classify assets from the franchise segment to the unallocated segment at December 31, 2018. This correction does not impact the Company’s previously reported consolidated balance sheets, consolidated statements of cash flow or statements of operations.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2019	December 31, 2018
Franchise	$16,938	$16,938
Corporate-owned stores	97,148	89,909
Equipment	92,666	92,666
Consolidated goodwill	$206,752	$199,513

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Corporate-Owned and Franchisee-Owned Stores

The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,779	1,540	1,666	1,456
New stores opened	39	40	157	131
Stores debranded, sold or consolidated(1)	(1)	(7)	(6)	(14)
Stores operated at end of period	1,817	1,573	1,817	1,573

Corporate-owned stores:
Stores operated at beginning of period	80	68	76	62
New stores opened	2	1	2	1
Stores acquired from franchisees	—	4	4	10
Stores operated at end of period	82	73	82	73

Total stores:
Stores operated at beginning of period	1,859	1,608	1,742	1,518
New stores opened	41	41	159	132
Stores acquired, debranded, sold or consolidated(1)	(1)	(3)	(2)	(4)
Stores operated at end of period	1,899	1,646	1,899	1,646

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Revenue recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and September 30, 2019.

Contract liabilities
Balance at December 31, 2018	$49,862
Revenue recognized that was included in the contract liability at the beginning of the year	(23,082)
Increase, excluding amounts recognized as revenue during the period	29,390
Balance at September 30, 2019	$56,170

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2019	$12,422
2020	13,129
2021	3,279
2022	3,061
2023	2,818
Thereafter	21,461
Total	$56,170

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

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Right of use asset, net	$127,746
Finance lease assets	Property and equipment, net of accumulated depreciation	252
Total lease assets		$127,998

Liabilities
Current:
Operating	Other current liabilities	$14,543
Noncurrent:
Operating	Lease liabilities, net of current portion	127,646
Financing	Other liabilities	284
Total lease liabilities		$142,473

Weighted-average remaining lease term (years) - operating leases		8.9

Weighted-average discount rate - operating leases		5.1%

During the three and nine months ended September 30, 2019, the components of lease cost were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$5,317	$15,117
Variable lease cost	2,118	6,091
Total lease cost	$7,435	$21,208

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for lease liabilities	$4,958	$14,323
Operating assets obtained in exchange for operating lease liabilities	$16,173	$19,154

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of September 30, 2019, maturities of lease liabilities were as follows:

Amount
Remainder of 2019	$5,019
2020	21,491
2021	22,055
2022	21,751
2023	20,594
Thereafter	89,594
Total lease payments	$180,504
Less: imputed interest	38,031
Present value of lease liabilities	$142,473

As of September 30, 2019, operating lease payments exclude approximately $34,456 of legally binding minimum lease payments for leases signed but not yet commenced.

As of December 31, 2018, under the previous accounting guidance for leases, approximate annual future commitments under noncancelable operating leases were as follows:

Amount
2019	15,911
2020	15,219
2021	13,454
2022	12,561
2023	11,133
Thereafter	45,324
Total	113,602

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
As of September 30, 2019, we had more than 14.1 million members and 1,899 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, and Mexico. Of our 1,899 stores, 1,817 are franchised and 82 are corporate-owned. As of September 30, 2019, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama and Mexico, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2019 and 2018. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
Franchise segment	$66,709	$54,822	$204,283	$167,584
Corporate-owned stores segment	40,742	35,406	118,481	102,365
Equipment segment	59,364	46,428	174,528	128,589
Total revenue	$166,815	$136,656	$497,292	$398,538

Segment EBITDA
Franchise	$44,328	$37,075	$141,548	$113,793
Corporate-owned stores	16,799	15,279	50,505	42,115
Equipment	13,741	9,654	40,920	28,579
Corporate and other	(10,036)	(9,599)	(33,968)	(27,576)
Total Segment EBITDA(1)	$64,832	$52,409	$199,005	$156,911

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2019
Income (loss) from operations	$42,356	$9,987	$12,479	$(11,761)	$53,061
Depreciation and amortization	1,980	6,937	1,262	1,653	11,832
Other income (expense)	(8)	(125)	—	72	(61)
Segment EBITDA(1)	$44,328	$16,799	$13,741	$(10,036)	$64,832

Three months ended September 30, 2018
Income (loss) from operations	$35,120	$9,872	$8,398	$(9,817)	$43,573
Depreciation and amortization	1,955	5,277	1,256	375	8,863
Other income (expense)	—	130	—	(157)	(27)
Segment EBITDA(1)	$37,075	$15,279	$9,654	$(9,599)	$52,409

Nine months ended September 30, 2019
Income (loss) from operations	$135,606	$31,558	$37,135	$(32,786)	$171,513
Depreciation and amortization	5,952	18,673	3,782	3,909	32,316
Other income (expense)	(10)	274	3	(5,091)	(4,824)
Segment EBITDA(1)	$141,548	$50,505	$40,920	$(33,968)	$199,005

Nine months ended September 30, 2018
Income (loss) from operations	$107,910	$27,327	$24,810	$(28,745)	$131,302
Depreciation and amortization	5,895	15,006	3,769	1,277	25,947
Other income (expense)	(12)	(218)	—	(108)	(338)
Segment EBITDA(1)	$113,793	$42,115	$28,579	$(27,576)	$156,911

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,779	1,540	1,666	1,456
New stores opened	39	40	157	131
Stores debranded, sold or consolidated(1)	(1)	(7)	(6)	(14)
Stores operated at end of period	1,817	1,573	1,817	1,573

Corporate-owned stores:
Stores operated at beginning of period	80	68	76	62
New stores opened	2	1	2	1
Stores acquired from franchisees	—	4	4	10
Stores operated at end of period	82	73	82	73

Total stores:
Stores operated at beginning of period	1,859	1,608	1,742	1,518
New stores opened	41	41	159	132
Stores acquired, debranded, sold or consolidated(1)	(1)	(3)	(2)	(4)
Stores operated at end of period	1,899	1,646	1,899	1,646

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
Several factors affect our same store sales in any given period, including the following:

•	the number of stores that have been in operation for more than 12 months;

•	the percentage mix of PF Black Card and standard memberships in any period;

•	growth in total net memberships per store;

•	increases in membership pricing;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our and our franchisees’ ability to operate stores effectively and efficiently to meet consumer expectations;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics; and

•	opening of new stores in the vicinity of existing locations.
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
The following table shows our same store sales for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Same store sales data
Same store sales growth:
Franchisee-owned stores	8.1%	9.9%	9.1%	10.5%
Corporate-owned stores	4.9%	6.1%	6.2%	5.6%
Total stores	7.9%	9.7%	8.9%	10.3%
Number of stores in same store sales base:
Franchisee-owned stores	1,562	1,355	1,562	1,355
Corporate-owned stores	73	58	73	58
Total stores	1,639	1,423	1,639	1,423

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $781 million and $659 million, during the three months ended September 30, 2019 and 2018, respectively, and $2,430 million and $2,061 million during the nine months ended September 30, 2019 and 2018, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(in thousands)
Net income	$29,692	$20,472	$101,158	$74,384
Interest income	(1,808)	(2,025)	(5,585)	(2,480)
Interest expense	14,807	17,909	44,192	35,725
Provision for income taxes	10,309	7,190	26,924	23,335
Depreciation and amortization	11,832	8,863	32,316	25,947
EBITDA	$64,832	$52,409	$199,005	$156,911
Purchase accounting adjustments-revenue(1)	275	527	524	941
Purchase accounting adjustments-rent(2)	108	198	348	548
Loss on reacquired franchise rights(3)	—	10	—	360
Transaction fees(4)	—	254	—	290
Severance costs(5)	—	—	—	352
Pre-opening costs(6)	826	370	1,021	853
Tax benefit arrangement remeasurement(7)	(214)	—	4,638	(354)
Other(8)	(104)	19	55	1,039
Adjusted EBITDA	$65,723	$53,787	$205,591	$160,940

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44, $105, $173 and $272 in the three and nine months ended September 30, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $93, $216 and $276 in the three and nine months ended September 30, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(4)	Represents transaction fees and expenses that could not be capitalized related to the issuance of our Series 2018-1 Senior Notes in the three and nine months ended September 30, 2018.

(5)	Represents severance expense recorded in connection with an equity award modification.

(6)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(7)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$29,692	$20,472	$101,158	$74,384
Provision for income taxes, as reported	10,309	7,190	26,924	23,335
Purchase accounting adjustments-revenue(1)	275	527	524	941
Purchase accounting adjustments-rent(2)	108	198	348	548
Loss on reacquired franchise rights(3)	—	10	—	360
Transaction fees(4)	—	254	—	290
Loss on extinguishment of debt(5)	—	4,570	—	4,570
Severance costs(6)	—	—	—	352
Pre-opening costs(7)	826	370	1,021	853
Tax benefit arrangement remeasurement(8)	(214)	—	4,638	(354)
Other(9)	(104)	19	55	1,039
Purchase accounting amortization(10)	4,146	3,934	12,429	11,776
Adjusted income before income taxes	$45,038	$37,544	$147,097	$118,094
Adjusted income taxes(11)	11,980	9,874	39,128	31,059
Adjusted net income	$33,058	$27,670	$107,969	$87,035

Adjusted net income per share, diluted	$0.36	$0.28	$1.16	$0.88

Adjusted weighted-average shares outstanding(12)	92,386	98,462	93,153	98,615

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44, $105, $173 and $272 in the three and nine months ended September 30, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $93, $216 and $276 in the three and nine months ended September 30, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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

(4)	Represents transaction fees and expenses that could not be capitalized related to the issuance of our Series 2018-1 Senior Notes in the three and nine months ended September 30, 2018.

(5)	Represents a loss on extinguishment of debt related to the write-off of deferred financing costs associated with the Term Loan B that the Company repaid in August 2018.

(6)	Represents severance expense recorded in connection with an equity award modification.

(7)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(8)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(9)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In the nine months ended September 30, 2018, this amount includes expense of $590 related to the write off of certain assets that were being tested for potential use across the system.

(10)
Includes $3,096, $3,096, $9,288 and $9,288 of amortization of intangible assets, other than favorable leases, for the three and nine months ended September 30, 2019 and 2018, respectively, recorded in connection with the 2012 Acquisition, and $1,052, $838, $2,867 and $2,488 of amortization of intangible assets for the three months ended September 30, 2019 and 2018, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(11)
Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three and nine months ended September 30, 2019 and 2018, respectively, applied to adjusted income before income taxes.

(12)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019			For the three months ended September 30, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$25,777	83,807	$0.31	$17,471	88,458	$0.20
Assumed exchange of shares(2)	3,915	8,579		3,001	10,004
Net Income	29,692			20,472
Adjustments to arrive at adjusted income before income taxes(3)	15,346			17,072
Adjusted income before income taxes	45,038			37,544
Adjusted income taxes(4)	11,980			9,874
Adjusted Net Income	$33,058	92,386	$0.36	$27,670	98,462	$0.28

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the three months ended September 30, 2019 and 2018, respectively, applied to adjusted income before income taxes.

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$88,030	84,354	$1.04	$63,226	88,064	$0.72
Assumed exchange of shares(2)	13,128	8,799		11,158	10,551
Net Income	101,158			74,384
Adjustments to arrive at adjusted income before income taxes(3)	45,939			43,710
Adjusted income before income taxes	147,097			118,094
Adjusted income taxes(4)	39,128			31,059
Adjusted Net Income	$107,969	93,153	$1.16	$87,035	98,615	$0.88

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

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

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.3% for the nine months ended September 30, 2019 and 2018, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Franchise revenue	32.0%	30.7%	33.1%	32.5%
Commission income	0.4%	1.1%	0.5%	1.2%
National advertising fund revenue	7.6%	8.3%	7.4%	8.3%
Franchise segment	40.0%	40.1%	41.0%	42.0%
Corporate-owned stores	24.4%	25.9%	23.9%	25.7%
Equipment	35.6%	34.0%	35.1%	32.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	27.7%	27.0%	27.2%	25.1%
Store operations	13.4%	13.7%	12.7%	13.8%
Selling, general and administrative	12.5%	12.6%	11.7%	13.1%
National advertising fund expense	7.6%	8.3%	7.4%	8.3%
Depreciation and amortization	7.1%	6.5%	6.5%	6.5%
Other (gain) loss	(0.1)%	—%	—%	0.2%
Total operating costs and expenses	68.2%	68.1%	65.5%	67.0%
Income from operations	31.8%	31.9%	34.5%	33.0%
Other income (expense), net:
Interest income	1.1%	1.5%	1.1%	0.6%
Interest expense	(8.9)%	(13.1)%	(8.9)%	(9.0)%
Other expense	—%	—%	(1.0)%	(0.1)%
Total other expense, net	(7.8)%	(11.6)%	(8.8)%	(8.5)%
Income before income taxes	24.0%	20.3%	25.7%	24.5%
Provision for income taxes	6.2%	5.3%	5.4%	5.9%
Net income	17.8%	15.0%	20.3%	18.6%
Less net income attributable to non-controlling interests	2.3%	2.2%	2.6%	2.8%
Net income attributable to Planet Fitness, Inc.	15.5%	12.8%	17.7%	15.8%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(in thousands)
Revenue:
Franchise revenue	$53,443	$41,997	$164,624	$129,575
Commission income	614	1,448	2,673	5,012
National advertising fund revenue	12,652	11,377	36,986	32,997
Franchise segment	66,709	54,822	204,283	167,584
Corporate-owned stores	40,742	35,406	118,481	102,365
Equipment	59,364	46,428	174,528	128,589
Total revenue	166,815	136,656	497,292	398,538
Operating costs and expenses:
Cost of revenue	46,194	36,871	135,071	100,114
Store operations	22,295	18,751	63,363	55,154
Selling, general and administrative	20,928	17,233	57,944	52,066
National advertising fund expense	12,652	11,377	36,986	32,997
Depreciation and amortization	11,832	8,863	32,316	25,947
Other (gain) loss	(147)	(12)	99	958
Total operating costs and expenses	113,754	93,083	325,779	267,236
Income from operations	53,061	43,573	171,513	131,302
Other income (expense), net:
Interest income	1,808	2,025	5,585	2,480
Interest expense	(14,807)	(17,909)	(44,192)	(35,725)
Other expense	(61)	(27)	(4,824)	(338)
Total other expense, net	(13,060)	(15,911)	(43,431)	(33,583)
Income before income taxes	40,001	27,662	128,082	97,719
Provision for income taxes	10,309	7,190	26,924	23,335
Net income	29,692	20,472	101,158	74,384
Less net income attributable to non-controlling interests	3,915	3,001	13,128	11,158
Net income attributable to Planet Fitness, Inc.	$25,777	$17,471	$88,030	$63,226
Comparison of the three months ended September 30, 2019 and three months ended September 30, 2018
Revenue
Total revenues were $166.8 million in the three months ended September 30, 2019, compared to $136.7 million in the three months ended September 30, 2018, an increase of $30.2 million, or 22.1%.
Franchise segment revenue was $66.7 million in the three months ended September 30, 2019, compared to $54.8 million in the three months ended September 30, 2018, an increase of $11.9 million, or 21.7%.
Franchise revenue was $53.4 million in the three months ended September 30, 2019 compared to $42.0 million in the three months ended September 30, 2018, an increase of $11.4 million or 27.3%. Included in franchise revenue is royalty revenue of $46.0 million, franchise and other fees of $3.2 million, and placement revenue of $4.3 million for the three months ended September 30, 2019, compared to royalty revenue of $36.0 million, franchise and other fees of $3.5 million, and placement revenue of $2.5 million for the three months ended September 30, 2018. The $10.0 million increase in royalty revenue was primarily driven by $3.6 million attributable to a same store sales increase of 8.1% in franchisee-owned stores and $3.3 million was attributable to stores opened in 2019, as well as stores opened in 2018 which were not included in the same store sales base. Additionally, $2.3 million was due to higher royalty rates on monthly dues and $0.8 million was due to higher royalty rates on annual fees. The $1.8 million increase in equipment placement revenue was due to higher replacement equipment placements in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Commission income, which is included in our franchise segment, was $0.6 million in the three months ended September 30, 2019 compared to $1.4 million in the three months ended September 30, 2018. The $0.8 million decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period.
National advertising fund revenue was $12.7 million in the three months ended September 30, 2019, compared to $11.4 million in the three months ended September 30, 2018, as a result of the higher store count and same store sales growth. This revenue is offset by national advertising fund expenses below.
Revenue from our corporate-owned stores segment was $40.7 million in the three months ended September 30, 2019, compared to $35.4 million in the three months ended September 30, 2018, an increase of $5.3 million, or 15.1%. The increase was due to higher revenue of $2.7 million from corporate-owned stores opened or acquired since July 1, 2018, higher same store sales from corporate-owned stores which increased 4.9% in the three months ended September 30, 2019 which contributed incremental revenues of $1.4 million, and higher annual fee revenue of $1.1 million.
Equipment segment revenue was $59.4 million in the three months ended September 30, 2019, compared to $46.4 million in the three months ended September 30, 2018, an increase of $12.9 million, or 27.9%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Cost of revenue
Cost of revenue was $46.2 million in the three months ended September 30, 2019 compared to $36.9 million in the three months ended September 30, 2018, an increase of $9.3 million, or 25.3%. Cost of revenue, which primarily relates to our equipment segment, increased due to an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $22.3 million in the three months ended September 30, 2019 compared to $18.8 million in the three months ended September 30, 2018, an increase of $3.5 million, or 18.9%. The increase was primarily attributable to the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of four franchisee-owned stores on August 10, 2018, the opening of six corporate-owned stores since July 1, 2018 and expenses related to future store openings currently under construction.
Selling, general and administrative
Selling, general and administrative expenses were $20.9 million in the three months ended September 30, 2019 compared to $17.2 million in the three months ended September 30, 2018, an increase of $3.7 million, or 21.4%. The $3.7 million increase was primarily due to additional expenses incurred during the three months ended September 30, 2019 to support our growing operations, including additional headcount, higher information technology expense, marketing and professional fees and higher expenses related to our Franchise conference held in the three months ended September 30, 2019, which was not in the prior year quarter. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $12.7 million in the three months ended September 30, 2019 compared to $11.4 million in the three months ended September 30, 2018, as a result of the higher store count and same store sales growth. This expense is offset by national advertising fund revenue as described above.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $11.8 million in the three months ended September 30, 2019 compared to $8.9 million in the three months ended September 30, 2018, an increase of $3.0 million, or 33.5%. The increase was primarily attributable to franchisee-store acquisitions, the opening of corporate-owned stores since July 1, 2018 and depreciation of new information systems assets.
Other gain
Other gain was $0.1 million in the three months ended September 30, 2019 and zero in the three months ended September 30, 2018.

Interest income
Interest income was $1.8 million in the three months ended September 30, 2019, compared to $2.0 million in the three months ended September 30, 2018.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $14.8 million in the three months ended September 30, 2019 compared to $17.9 million in the three months ended September 30, 2018. Included in interest expense in the three months ended September 30, 2018 was $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B that was repaid in August 2018. Excluding the loss on extinguishment of debt, interest expense increased $1.5 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes on August 1, 2018.
Other expense
Other expense was $0.1 million in the three months ended September 30, 2019 compared to zero in the three months ended September 30, 2018.
Provision for income taxes
Income tax expense was $10.3 million in the three months ended September 30, 2019, compared to $7.2 million in the three months ended September 30, 2018, an increase of $3.1 million. The increase in the provision for income taxes was primarily attributable to the Company’s increased income before taxes in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Segment results
Franchise
Segment EBITDA for the franchise segment was $44.3 million in the three months ended September 30, 2019 compared to $37.1 million in the three months ended September 30, 2018, an increase of $7.3 million, or 19.6%. The increase was primarily driven by $3.6 million attributable to a same store sales increase of 8.1% in franchisee-owned stores and $3.3 million attributable to stores opened in 2019, as well as stores opened in 2018 which were not included in the same store sales base. Additionally, $2.3 million was due to higher royalty rates on monthly dues and $0.8 million was due to higher royalty rates on annual fees. Also contributing to the increase in franchise segment EBITDA was $1.8 million of higher equipment placement revenue as a result of the increase in equipment sales. The increase was partially offset by $2.8 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations as mentioned above, and $0.8 million of lower commission income. Depreciation and amortization was $2.0 million for both the three months ended September 30, 2019 and 2018.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $16.8 million in the three months ended September 30, 2019 compared to $15.3 million in the three months ended September 30, 2018, an increase of $1.5 million, or 9.9%. Of this increase, $1.7 million of the increase was attributable to the stores acquired or opened since July 1, 2018. An additional $1.0 million was from stores included in our same store sales base in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, partially offset by $1.0 million of expense related to stores that have opened in 2019 or have yet to open. Depreciation and amortization was $6.9 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since July 1, 2018.
Equipment
Segment EBITDA for the equipment segment was $13.7 million in the three months ended September 30, 2019 compared to $9.7 million in the three months ended September 30, 2018, an increase of $4.1 million, or 42.3%, driven by an increase in replacement equipment sales to existing franchisee-owned stores in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Depreciation and amortization was $1.3 million for both the three months ended September 30, 2019 and 2018.
Comparison of the nine months ended September 30, 2019 and nine months ended September 30, 2018
Revenue
Total revenues were $497.3 million in the nine months ended September 30, 2019, compared to $398.5 million in the nine months ended September 30, 2018, an increase of $98.8 million, or 24.8%.

Franchise segment revenue was $204.3 million in the nine months ended September 30, 2019, compared to $167.6 million in the nine months ended September 30, 2018, an increase of $36.7 million, or 21.9%.
Franchise revenue was $164.6 million in the nine months ended September 30, 2019 compared to $129.6 million in the nine months ended September 30, 2018, an increase of $35.0 million or 27.0%. Included in franchise revenue is royalty revenue of $139.8 million, franchise and other fees of $12.7 million, and placement revenue of $12.1 million for the nine months ended September 30, 2019, compared to royalty revenue of $108.7 million, franchise and other fees of $13.2 million, and placement revenue of $7.7 million for the nine months ended September 30, 2018. Of the $31.1 million increase in royalty revenue, $11.0 million was attributable to a same store sales increase of 9.1% in franchisee-owned stores and $9.6 million was attributable to higher royalties from stores opened in 2019, as well as stores that opened in 2018 that were not included in the same store sales base. Additionally, $7.2 million was due to higher royalty rates on monthly dues and $3.2 million was attributable to higher royalty rates on annual fees. The $4.4 million increase in equipment placement revenue was due to higher new and replacement equipment placements in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Commission income, which is included in our franchise segment, was $2.7 million in the nine months ended September 30, 2019 compared to $5.0 million in the nine months ended September 30, 2018. The $2.3 million decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period.
National advertising fund revenue was $37.0 million in the nine months ended September 30, 2019, compared to $33.0 million in the nine months ended September 30, 2018, as a result of the higher store count and same store sales growth. This revenue is offset by national advertising fund expenses mentioned below.
Revenue from our corporate-owned stores segment was $118.5 million in the nine months ended September 30, 2019, compared to $102.4 million in the nine months ended September 30, 2018, an increase of $16.1 million, or 15.7%. The increase was due to higher revenue of $7.6 million from corporate-owned stores opened or acquired since January 1, 2018, higher revenues of $5.1 million from same store sales which increased 6.2% in the nine months ended September 30, 2019, and higher annual fee revenue of $3.4 million.
Equipment segment revenue was $174.5 million in the nine months ended September 30, 2019, compared to $128.6 million in the nine months ended September 30, 2018, an increase of $45.9 million, or 35.7%. The increase was driven by an increase in replacement equipment sales to existing franchisee-owned stores, as well as higher equipment sales to new franchisee-owned stores related to 29 incremental new equipment sales in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Cost of revenue
Cost of revenue was $135.1 million in the nine months ended September 30, 2019 compared to $100.1 million in the nine months ended September 30, 2018, an increase of $35.0 million, or 34.9%. Cost of revenue, which primarily relates to our equipment segment, increased due to an increase in replacement equipment sales to existing franchisee-owned stores, in addition to 29 incremental equipment sales to new franchisee-owned stores in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $63.4 million in the nine months ended September 30, 2019 compared to $55.2 million in the nine months ended September 30, 2018, an increase of $8.2 million, or 14.9%. The increase was primarily attributable to the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of four franchisee-owned stores on August 10, 2018, the opening of six corporate-owned stores since January 1, 2018 and expenses related to future openings currently under construction.
Selling, general and administrative
Selling, general and administrative expenses were $57.9 million in the nine months ended September 30, 2019 compared to $52.1 million in the nine months ended September 30, 2018, an increase of $5.9 million, or 11.3%. The $5.9 million increase was primarily due to additional expenses incurred to support our growing operations, including additional headcount, higher information technology expense, and higher marketing and professional fees. With respect to our growing operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count continues to grow.
National advertising fund expense
National advertising fund expense was $37.0 million in the nine months ended September 30, 2019 compared to $33.0 million in the nine months ended September 30, 2018, as a result of the higher store count and same store sales growth. This expense is offset by national advertising fund revenue as described above.

Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $32.3 million in the nine months ended September 30, 2019 compared to $25.9 million in the nine months ended September 30, 2018, an increase of $6.4 million, or 24.5%. The increase was primarily attributable to the acquisition or opening of corporate-owned stores since January 1, 2018 and depreciation on new information systems assets.
Other loss
Other loss was $0.1 million in the nine months ended September 30, 2019 compared to $1.0 million in the nine months ended September 30, 2018.
Interest income
Interest income was $5.6 million in the nine months ended September 30, 2019 compared to $2.5 million in the nine months ended September 30, 2018. The increase was due to the investment of our higher cash and restricted cash balances on our condensed consolidated balance sheets during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $44.2 million in the nine months ended September 30, 2019 compared to $35.7 million in the nine months ended September 30, 2018. Included in interest expense in the three months ended September 30, 2018 was $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B that was repaid in August 2018. Excluding the loss on extinguishment of debt, interest expense increased $13.1 million in the nine months ended September 30, 2019 due to higher interest expense related to the issuance of $1.2 billion of Class A-2 Notes on August 1, 2018.
Other expense
Other expense was $4.8 million in the nine months ended September 30, 2019 and $0.3 million in the nine months ended September 30, 2018. Other expense includes expense of $4.6 million and a gain of $0.4 million related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rates in the nine months ended September 30, 2019 and the nine months ended September 30, 2018, respectively.
Provision for income taxes
Income tax expense was $26.9 million in the nine months ended September 30, 2019, compared to $23.3 million in the nine months ended September 30, 2018, an increase of $3.6 million. The increase in the provision for income taxes was primarily attributable to the Company’s increased income before taxes, partially offset by the recognition of a tax benefit from the remeasurement of our net deferred tax assets during the nine months ended September 30, 2019.
Segment results
Franchise
Segment EBITDA for the franchise segment was $141.5 million in the nine months ended September 30, 2019 compared to $113.8 million in the nine months ended September 30, 2018, an increase of $27.8 million, or 24.4%. This increase was primarily driven by $11.0 million attributable to a franchisee-owned same store sales increase of 9.1% and $9.6 million attributable to higher royalties from stores opened in 2019, as well as stores that opened in 2018 that were not included in the same store sales base. Additionally, $7.2 million was due to higher royalty rates on monthly dues and $3.2 million was attributable to higher royalty rates on annual fees. Additionally, $4.4 million of the increase is due to higher equipment placement revenue as a result of the increase in equipment sales. The increase in revenue was partially offset by $2.3 million of lower commission income, and $3.5 million of higher franchise-related selling, general, and administrative expense to support our growing franchise operations as mentioned above. Depreciation and amortization was $6.0 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $50.5 million in the nine months ended September 30, 2019 compared to $42.1 million in the nine months ended September 30, 2018, an increase of $8.4 million, or 19.9%. Of this increase, $5.4 million was related to stores included in our same store sales base in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. An additional $3.4 million of the increase was attributable to the stores acquired or opened since January 1, 2018, partially offset by $1.2 million of expense related to stores that have opened in 2019 or have yet to open. Depreciation and amortization was $18.7 million and $15.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in depreciation and amortization was primarily attributable the acquisition or opening of corporate-owned stores since January 1, 2018.
Equipment
Segment EBITDA for the equipment segment was $40.9 million in the nine months ended September 30, 2019 compared to $28.6 million in the nine months ended September 30, 2018, an increase of $12.3 million, or 43.2%, primarily driven by an increase in replacement equipment sales to existing franchisee-owned stores, in addition to 29 incremental equipment sales to new franchisee-owned stores in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Depreciation and amortization was $3.8 million for both the nine months ended September 30, 2019 and 2018.
Liquidity and capital resources
As of September 30, 2019, we had $219.8 million of cash and cash equivalents. In addition, as of September 30, 2019, we had borrowing capacity of $75.0 million under our Variable Funding Note.
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
The following table presents summary cash flow information for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$152,737	$143,886
Investing activities	(52,155)	(64,157)
Financing activities	(170,840)	416,071
Effect of foreign exchange rates on cash	370	(234)
Net increase in cash	$(69,888)	$495,566
Operating activities
For the nine months ended September 30, 2019, net cash provided by operating activities was $152.7 million compared to $143.9 million in the nine months ended September 30, 2018, an increase of $8.9 million. Of the increase, $28.7 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities. This increase was partially offset by $19.9 million of unfavorable changes in working capital primarily in accounts payable and accrued expenses, other assets and other current assets, and equipment deposits, partially offset by favorable changes in working capital primarily from payables pursuant to tax benefit arrangements, inventory and other liabilities and current liabilities in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Investing activities
Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
(in thousands)	2019	2018
New corporate-owned stores and corporate-owned stores not yet opened	$10,570	$4,567
Existing corporate-owned stores	12,775	8,580
Information systems	12,726	5,362
Corporate and all other	1,067	92
Total capital expenditures	$37,138	$18,601

For the nine months ended September 30, 2019, net cash used in investing activities was $52.2 million compared to $64.2 million in the nine months ended September 30, 2018, a decrease of $12.0 million. The primary drivers of investing activities included the acquisition of six franchisee-owned stores on January 1, 2018 for $28.5 million, the acquisition of four franchisee-owned stores on August 10, 2018 for $17.2 million and the acquisition of four franchisee-owned stores on May 30, 2019 for $14.8 million. Additionally, the nine months ended September 30, 2019 included $18.5 million higher cash used for additions to property, plant and equipment as broken out in the table above.
Financing activities
For the nine months ended September 30, 2019, net cash used by financing activities was $170.8 million compared to cash provided of $416.1 million in the nine months ended September 30, 2018, decrease of $586.9 million. The nine months ended September 30, 2018 included $463.3 million of cash provided by financing activities due to the completion of the Company’s securitized financing facility and repayment of its Term Loan B and the nine months ended September 30, 2019 included cash used for principal payments on long term debt of $9.0 million. Repurchases of Class A common stock used cash of $158.0 million in the nine months ended September 30, 2019 compared to $42.1 million in the nine months ended September 30, 2018.
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
A portion of the proceeds of the Class A-2 Notes was used to repay the remaining $705.9 million of principal outstanding on the then-existing senior secured credit facility. The additional proceeds, net of transaction costs, are being used for general corporate purposes, and may include a return of capital to the Company’s shareholders. See Note 6 for further information related to the Company’s refinancing.

Off-balance sheet arrangements
As of September 30, 2019, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these lease guarantee agreements is approximately $10.4 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2019 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years earlier expiration dates if certain conditions are met.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2 Notes which are comprised of fixed interest rate notes and the Variable Funding Notes which allow for the issuance of up to $75.0 million of Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on future borrowings under the Variable Funding Notes.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2019, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/19 - 07/31/19	—	$—	—	$157,924,604
08/01/19 - 08/31/19	2,119,887	69.65	2,119,887	10,267,663
09/01/19 - 09/30/19	152,114	67.50	152,114	—
Total	2,272,001	$69.51	2,272,001

(1)On August 3, 2018, our board of directors approved an increase to the total amount of the previously announced share repurchase program from $100,000,000 to $500,000,000. During the three months ended September 30, 2019, the Company completed this share repurchase program.

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files pursuant to Rule 405 of regulation S-T (XBRL)					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 8, 2019	/s/ Dorvin Lively
Dorvin Lively
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)