Form 10-K
period 2019-12-31
Planet Fitness, Inc.
filed 2020-02-28
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2019 was approximately $6.1 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 21, 2020 was 78,564,051 shares and 8,531,920 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders to be held April 30, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the United States by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
Our judgement-free approach to fitness and attractive value proposition have enabled us to grow our revenues to $688.8 million in 2019 and to become an industry leader with $3.2 billion in system-wide sales during 2019 (which we define as monthly dues and annual fees billed by us and our franchisees), and approximately 14.4 million members and 2,001 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia as of December 31, 2019. System-wide sales for 2019 include $3.1 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $160.0 million attributable to our corporate-owned stores. Of our 2,001 stores, 1,903 are franchised and 98 are corporate-owned. Our stores are successful in a wide range of geographies and demographics. According to internal and third-party analysis, we believe we have the opportunity to grow our store count to over 4,000 stores in the U.S. alone. Under signed area development agreements (“ADAs”) as of December 31, 2019, our franchisees have committed to open more than 1,000 additional stores.
In 2019, our corporate-owned stores had a segment EBITDA margin of 41.1% and had average unit volumes (“AUVs”) of approximately $2.0 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 47%, or approximately 40% after applying the current 7% royalty rate. We believe this to be comparable to a franchise store under our current franchise agreement. Based on a historical survey of franchisees and management estimates, we believe that, on average, our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store four-wall EBITDA margins. Our strong member value proposition has also driven growth throughout a variety of economic cycles and conditions. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Our significant growth is reflected in:

•	2,001 stores as of December 31, 2019, compared to 1,124 as of December 31, 2015, reflecting a compound annual growth rate (“CAGR”) of 15.5%;

•	14.4 million members as of December 31, 2019, compared to 7.3 million as of December 31, 2015, reflecting a CAGR of 18.5%;

•	2019 system-wide sales of $3.2 billion, reflecting a CAGR of 21.1%, or increase of $1.7 billion, since 2015

•
2019 total revenue of $688.8 million, reflecting a CAGR of 20.1%, or increase of $358.3 million, since 2015, of which 1.0% is attributable to revenues from corporate-owned stores acquired from franchisees since January 1, 2015;

•
52 consecutive quarters of system-wide same store sales growth (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

•	2019 net income of $135.4 million, reflecting a CAGR of 37.3%, or increase of $97.3 million, since 2015.

•	2019 Adjusted EBITDA of $282.2 million, reflecting a CAGR of 22.9%, or increase of $158.7 million, since 2015; and

•	2019 Adjusted net income of $146.7 million, reflecting a CAGR of 28.8% or increase of $93.5 million, since 2015.

For a discussion of Adjusted EBITDA and Adjusted net income and a reconciliation of Adjusted EBITDA and Adjusted net income to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of same store sales and system-wide sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How we assess the performance of our business.”
Planet Fitness – Home of the Judgement Free Zone
We bring fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:

•
Welcoming, non-intimidating environment: We believe every member should feel accepted and respected when they walk into a Planet Fitness. Our stores provide a Judgement Free Zone where members of all fitness levels can enjoy a non-intimidating environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. By outfitting our gyms with more cardiovascular and light strength equipment, and a limited offering of heavy free weights, we seek to reinforce our Judgement Free Zone philosophy by discouraging what we call “Lunk” behavior, such as dropping weights and grunting, that can be intimidating to new and occasional gym users. In addition, to help maintain our welcoming, judgement-free environment, each store is required to have a purple and yellow branded “Lunk” alarm on the wall that staff occasionally rings as a light-hearted reminder of our policies.

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

•
Exceptional value for members: Both our standard and PF Black Card memberships are priced significantly below the industry median of $71 per month and still provide our members with a high-quality fitness experience. In the U.S., for only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $22.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.
Our differentiated approach to fitness has allowed us to create an attractive franchise model that is both profitable and scalable. We recognize that our success depends on a shared passion with our franchisees for providing a distinctive store experience based on a judgement-free environment and an exceptional value for our members. We seek to enhance the attractiveness of our streamlined, easy-to-operate franchise model by providing franchisees with extensive operational support relating to site selection and development, marketing and training. We also take a highly collaborative, teamwork approach to our relationship with franchisees, as captured by our motto “One Team, One Planet.” We believe the strength of our brand and the attractiveness of our franchise model are evidenced by the fact that over 90% of our new stores in 2019 were opened by our existing franchisee base.
Our competitive strengths
We attribute our success to the following strengths:

•
Market leader with differentiated member experience, nationally recognized brand and scale advantage. We believe we are one of the largest operator of fitness centers in the U.S. by number of members, with approximately 14.4 million members as of December 31, 2019. Our franchisee-owned and corporate-owned stores generated $3.2 billion in system-wide sales during 2019. Through our differentiated member experience, nationally recognized brand and scale advantage, we will continue to deliver a compelling value proposition to our members and our franchisees and, we believe, grow our store and total membership base.

•
Differentiated member experience. We seek to provide our members with a high-quality fitness experience in a non-intimidating, judgement-free environment at an exceptional value. We have a dedicated team of Franchise Business Coaches that seek to ensure that all our franchise stores uphold our brand standards and deliver a consistent Planet Fitness member experience in every store.

•
Nationally recognized brand. We have developed a highly relatable and recognizable brand focused on providing our members with a judgement-free environment. We do so through fun and memorable marketing campaigns and in-store signage. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have updated bi-annually. Our brand strength also helps our franchisees attract members, with new stores in 2019 signing up an average of more than 1,000 members even before opening their doors.

•
Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees generally spend 7% of their monthly membership dues on local advertising, have enabled us and our franchisees to spend over $870 million since 2011 on marketing to drive consumer brand awareness and preference.

•
Exceptional value proposition that appeals to a broad member demographic. We strive to offer a high-quality and consistent fitness experience throughout our entire store base at low monthly membership dues. Combined with our non-intimidating and welcoming environment, we are able to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies across the United States, including Puerto Rico, as well as Canada, the Dominican Republic, Panama, Mexico and Australia.

•
Strong store-level economics. Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Average four-wall EBITDA margins for our corporate-owned stores have increased since 2014, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverage our relatively fixed costs. In 2019, our corporate-owned stores had a segment EBITDA margin of 41.1% and had AUVs of approximately $2.0 million with four-wall EBITDA margins of approximately 47%, or approximately 40% after applying the current 7% royalty rate. We believe this to be comparable to a franchise store under our current franchise agreement. Based on a historical survey of franchisees and management estimates, we believe that our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store four-wall EBITDA margins. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.

•
Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our franchise model enables us to scale more rapidly than a company-owned model. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. Our franchisees enjoy recurring monthly member dues, regardless of member use, weather or other factors. Based on historical survey data and management estimates, we believe our franchisees can earn, in their second year of operations, on average, a cash-on-cash return on unlevered (i.e., not debt financed) initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital with us, with over 90% of our new stores in 2019 opened by our existing franchisee base, as well as 52 consecutive quarters of same store sales growth, including system-wide same store sales growth of 8.8% in 2019. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.

•
Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2019, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. In addition, our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment every five to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs. By re-investing in stores, we and our franchisees strive to maintain and enhance our member experience. We believe that our predictable and recurring revenue streams, combined with our attractive margins and minimal capital requirements, result in high cash flow conversion and increased capacity to invest in future growth initiatives.

•
Proven, experienced management team driving a strong culture. Our strategic vision and unique culture have been developed and fostered by our senior management team under the stewardship of Chief Executive Officer, Chris Rondeau. Mr. Rondeau has been with Planet Fitness for over 25 years and helped develop the Planet Fitness business model and brand elements that give us our distinct personality and spirited culture. Dorvin Lively, our President, brings valuable expertise from over 35 years of corporate finance experience with companies such as RadioShack and Ace Hardware, and from the initial public offering of Maidenform Brands. Tom Fitzgerald, our Chief Financial Officer, has over 30 years of corporate finance leadership experience spending the first half of his career at PepsiCo, and most recently serving as chief financial officer of Potbelly Sandwich Works. We have assembled a management team that shares our passion for “fitness for everyone” and has extensive experience across a broad range of disciplines, including retail, franchising, finance, consumer marketing, digital strategies, brand development and information technology. We believe our senior management team is a key driver of our success and has positioned us well to execute our long-term growth strategy.

Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•
Continue to grow our store base across a broad range of markets.  We have grown our store count over the last five years, expanding from 1,124 stores as of December 31, 2015 to 2,001 stores as of December 31, 2019. As of December 31, 2019, our franchisees have signed ADAs to open more than 1,000 additional stores, including more than 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration in certain markets create a significant opportunity to open new Planet Fitness stores. Based on our internal and third-party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.

•
Drive revenue growth and system-wide same store sales.  Because we strive to provide a high-quality, affordable, non-intimidating fitness experience that is designed for first-time and occasional gym users, we have achieved positive system-wide same store sales growth in each of the past 52 quarters. We expect to continue to grow system-wide same store sales primarily by:

•
Attracting new members to existing Planet Fitness stores. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our appeal to first-time and occasional gym users. In addition, because our stores offer a large, focused selection of equipment geared toward first-time and occasional gym users, we are able to service higher member volumes without sacrificing the member experience. We continue to evolve our offerings and enhance the PE@PF Program, our proprietary small group training program to appeal to our target member base.

•
Increasing mix of PF Black Card memberships by enhancing value and member experience.  We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members with standard membership dues at $10 per month to our premium PF Black Card membership with dues at approximately $22.99 per month. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through additional in-store amenities, such as hydro-massage beds, and affinity partnerships for discounts and promotions. Our PF Black Card members as a percentage of total membership has increased from 57% as of December 31, 2015 to 61% as of December 31, 2019, and our average monthly dues per member have increased from $15.72 to $16.91 over the same period.

We may also explore other future revenue opportunities, such as optimizing member pricing and fees, offering new merchandise and services inside and outside our stores, and securing affinity and other corporate partnerships.

•
Increase brand awareness to drive growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increased membership in new and existing stores and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues to our National Advertising Fund (“NAF”) and Canadian advertising fund, from which we spent $50.2 million in 2019 alone to support our national marketing campaigns, our social media platforms and the development of local advertising materials, and $2.6 million additional funding from our corporate-owned stores and included in store-operations expense on our consolidated statements of operations. Under our current franchise agreement, franchisees are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.

•
Continue to expand royalties from increases in average royalty rate and new franchisees. In 2017, we increased our current royalty rate to 7% and at the same time, for new franchisees and existing franchisees on our current royalty rate structure, we eliminated certain commissions that were paid to us by franchisees and rebates that were earned by us through franchisee purchases from third-party vendors. The eliminated commissions and rebates equate to approximately 1.59% of an average franchisee’s monthly dues and annual fees based on system-wide averages. The current royalty rate of 7% includes this 1.59%. We also offered existing franchisees the opportunity to eliminate such commissions and rebates in exchange for a royalty rate increase of 1.59%. As of December 31, 2019, approximately 96% of our franchisee owned stores increased their royalty rates and are no longer subject to such commissions and rebates.

While our current franchise agreement stipulates monthly royalty rates of 7% of monthly dues and annual membership fees, as of December 31, 2019, 27% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2019, our average royalty rate was 6.10% compared to 3.27% in 2015. In addition to rising average royalty rates, total royalty revenue will continue to grow as we expand our franchise store base and increase franchise same store sales.

•
Grow sales from fitness equipment and related services.  Our franchisees are contractually obligated to purchase fitness equipment from us, and in international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. We expect our equipment sales to grow as our U.S. franchisees open new stores and replace used equipment. In international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned stores. Additionally, all franchisees are required to replace their existing equipment with new equipment every five to seven years. As the number of franchise stores continues to increase and existing franchise stores continue to mature, we anticipate incremental growth in revenue related to the sale of equipment to franchisees. In addition, we believe that regularly refreshing equipment helps our franchise stores maintain a consistent, high-quality fitness experience and is one of the contributing factors that drives new member growth.

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

According to the International Health, Racquet & Sportsclub Association (“IHRSA”), the U.S. health club industry generated approximately $32.3 billion in revenue in 2018. The industry is highly fragmented, with 39,570 clubs across the U.S. serving approximately 62.5 million members, according to IHRSA. In 2018, the U.S. health club industry grew by 2.8% in number of units and 2.6% in number of members compared to Planet Fitness, which grew by 14.8% and 17.4%, respectively. IHRSA data is not yet available for 2019, but Planet Fitness grew its number of stores by 14.9% and its number of members by 14.7% in 2019. We believe we are well-positioned to capitalize on these trends, and our impressive growth reinforces our distinct approach to fitness and broad demographic appeal.
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
All This for Only That. Planet Fitness monthly membership dues typically range from only $10 to $22.99 in the U.S. We pride ourselves on providing a high-quality experience at an exceptional value, not an “economy” fitness experience.
Lunk Alarm. Lunks are people who intimidate others at the gym. To help maintain our judgement-free environment, each store has a purple and yellow branded “Lunk” alarm on the wall that our staff occasionally rings as a light-hearted, gentle reminder of our policies.
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
Membership
We make it simple for members to join, whether online, through our mobile application or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our corporate-owned stores provide incentive compensation for store staff to successfully drive key business metrics in the service, cleanliness, personnel and financial categories, and we encourage our franchisees to follow our lead. Our regional managers review our corporate stores multiple times per month for quality control, including generally one visit per month during which they evaluate store cleanliness based upon internally established criteria. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•	monthly membership dues of only $10 for our standard membership, or approximately $22.99 for PF Black Card members;

•	current standard annual fees of approximately $39; and

•	enrollment fees of approximately $0 to $59.
Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member can take advantage of free pizza and bagels once a month and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.

As of December 31, 2019, we had approximately 14.4 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 85% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees. Due to our scale and negotiating power, we believe that our third party payment processors offer a competitive bundle of transaction pricing and support services to our franchisees and corporate-owned stores while facilitating revenue collection by us.
Our stores
We had 2,001 stores system-wide as of December 31, 2019, of which 1,903 were franchised and 98 were corporate-owned, located in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location. Under signed ADAs, as of December 31, 2019, franchisees have committed to open more than 1,000 additional stores.

Franchisee-owned store count by location

AK 4
BC 7
AB 1
SK 2
MB 4
ON 28
WA 33
MT 4
ND 4
ME 7
OR 17
ID 6
SD 3
MN 21
WI 34
VT 4
NH 3
MA 70
NY 90
MI 79
CT 33
RI 16
WY 4
IA 16
PA 90
NJ 48
NE 12
NV 16
UT 12
CO 22
IL 81
IN 49
OH 92
DC 2
MD 40
DE 5
WV 9
VA 42
CA 140
KS 15
MO 30
KY 32
NC 66
TN 45
OK 21
AR 19
SC 32
AZ 46
NM 19
MS 18
AL 29
GA 65
TX 136
LA 31
HI 3
FL 123
Australia 2
Puerto Rico 12
Mexico 2
Panama 5
Dominican Republic 2

Corporate-owned store count by state/province	
NY	27
PA	18
NH	16
NJ	15
CO	5
DE	4
ME	4
CA	3
MA	3
Ontario	2
VT	1
Total	98

Our format
Many traditional gyms include add-ons such as pools, group exercise rooms, daycare facilities and juice bars that require additional maintenance expense and staffing. We have removed these expense-adding facilities and services and focused our resources on additional cardio and strength equipment, which we believe allows us to serve more members without imposing time limits on equipment use. We believe our streamlined offerings appeal to the core needs of most gym users, especially first-time or occasional gym users.
Our stores are designed and outfitted to match our brand philosophy, with bright, bold purple and yellow color schemes and purple and yellow Planet Fitness-branded equipment and amenities. Our typical store is 20,000 square feet in single or multi-level retail space. Our stores generally include at least 75 to 120 pieces of co-branded cardio equipment, free weights, strength machines, a 30-minute circuit workout area, a small retail area and a drink cooler. For our PF Black Card members, our stores also generally feature a PF Black Card spa area with total body enhancement machines, massage beds or chairs and tanning.

Store model
Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchise stores. Based on a historical survey of franchisees and management estimates, we believe that our franchise stores achieve store-level profitability in line with our corporate-owned store base. The stores included in this survey represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores. Our average four-wall EBITDA margins for our corporate-owned stores have increased since 2014, driven by higher average members per store as well as a higher percentage of PF Black Card members, which leverages our fixed costs. In 2019, our corporate-owned stores had a segment EBITDA margin of 41.1% and had AUVs of approximately $2.0 million with four-wall EBITDA margins of approximately 47%, or approximately 40% after applying the current 7% royalty rate. We believe this to be comparable to a franchise store, under our current franchise agreement. Based on historical survey data and management estimates, franchisees have historically earned, and we believe can continue to earn, in their second year of operations, on average, a cash-on-cash return on an unlevered (i.e., not debt-financed) initial investment greater than 25% after royalties and advertising, which is in line with our corporate-owned stores. A franchisee’s initial investment includes fitness equipment purchased from us (or from our required vendors in the case of our franchisees in international markets) as well as costs for non-fitness equipment and leasehold improvements. The attractiveness of our franchise model is further evidenced by the fact that over 90% of our new stores in 2019 were opened by our existing franchisee base. We believe that our strong store-level economics are important to our ability to attract and retain successful franchisees and grow our store base.
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
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and historically have generally not guaranteed franchisees’ lease agreements, although we have done so in a few certain instances. In 2019, in connection with a real estate partnership, we began guaranteeing certain leases of our franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met.
Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2019, there were 1,903 franchised Planet Fitness stores operated by approximately 130 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2019, 97% of all franchise stores were owned and operated by a franchisee group that owns at least three stores. However, while our largest franchisee owns 168 stores, only 31% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.

Area development agreements
An ADA specifies the number of Planet Fitness stores to be developed by the franchisee in a designated geographic area, and requires the franchisee to meet certain scheduled deadlines for the development and opening of each Planet Fitness store authorized by the ADA. If the franchisee meets those obligations and otherwise complies with the terms of the ADA, with a few limited exceptions we agree not to, during the term of the ADA, operate or franchise new Planet Fitness stores in the designated geographic area. The franchisee must sign a separate franchise agreement with us for each Planet Fitness store developed under an ADA and that franchise agreement governs the franchisee’s right to own and operate the Planet Fitness store.
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
We currently require each franchisee to designate a responsible owner approved by us and, in certain situations, an approved operator for each Planet Fitness store that will have primary management authority for that store. We require these franchisees to complete our initial and ongoing training programs, including minimum periods of classroom and on-the-job training.
Site selection and approval
Our stores are generally located in free-standing retail buildings or neighborhood shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) high visibility and accessibility, (ii) favorable traffic counts and patterns, (iii) availability of signage, (iv) ample parking or access to public transportation and (v) our targeted demographics. We use third-party site analytics tools that provide us with extensive demographic data and analysis that we use to review new and existing sites and markets for our corporate-owned stores and franchisee-owned stores. We assess population density and drive time, current tenant mix, layout, potential competition and impact on existing Planet Fitness stores and comparative data based upon existing stores—all the way down to optimal ceiling heights and HVAC requirements. Our real estate team meets regularly to review sites for future development and follows a detailed review process to ensure each site aligns with our strategic growth objectives and critical success factors.
We help franchisees select sites and develop facilities in these stores that conform to the physical specifications for a Planet Fitness store. As part of our process to support our franchisees’ growth in local markets under their ADAs, we also assist them in finding real estate locations for new stores. One way we do this is by having regional real estate professionals work directly with franchisees and their real estate brokers, landlords and developers. Each franchisee is responsible for selecting a site, but must obtain site approval from us. We primarily learn of new sites in two ways. First, we have a formal site-approval submission process for landlords and franchisees. Each site submitted to us is reviewed by a subcommittee of our real estate team for brand qualifications. Second, we proactively review real estate portfolios for appropriate sites that we may consider for corporate-owned stores or franchisee development, depending upon location.
We are also involved in real estate organizations such as the International Council of Shopping Centers (“ICSC”), a trade organization for the international shopping center industry. Our membership in ICSC allows us to gather data, meet prospective landlords and further enhance our reputation as a desired tenant for shopping centers.
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
In 2019 and 2018, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 14 weeks. We sampled construction costs to build new stores from across a wide range of U.S. geographies, 46 and 56 new stores, in 2019 and 2018, respectively. Based upon these samples, franchisees’ unlevered (i.e., not debt-financed) investment to open a new store ranged from approximately $1.6 million to $3.4 million and $1.4 million to $3.2 million, based upon our samples in

2019 and 2018, respectively. These amounts include fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from four general contractors that oversaw the construction of the stores in the sample set. Additionally, these amounts include an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies and does not necessarily represent the total construction costs on a cash basis.
Franchisee support
We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. We designed our franchise model to be streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources. Our strong and long-lasting partnership with our franchisees is reflected in the fact that over 90% of our new stores in 2019 were opened by our existing franchisee base.
Training.  We continue to update and expand Planet Fitness University, a comprehensive training resource to help franchisees operate successful stores. Courses are delivered online, and content focuses on customer service, operational policies, brand standards, cleanliness, security awareness, crisis management and vendor product information. The core online curriculum is offered in both English and Spanish to support our Spanish-speaking employees. We regularly add and improve the content available on Planet Fitness University as a no-cost service to help enhance training programs for franchisees. Additional training opportunities offered to our franchisees include new owner orientation, operations training and workshops held at Planet Fitness headquarters, in stores and through regularly held webinars and seminars.
Operational support and communication.  We believe spending quality time with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we often attend franchisees’ presales and grand openings, and we host franchisee meetings each year, known as “PF Huddles.” We also communicate regularly with our franchisee base to keep them informed, and we host a franchise conference approximately every 18 months that is geared toward franchisees and their operations teams.
We regularly communicate with the Independent Franchise Counsel (“IFC”) described below and send a weekly email communication to all franchisees with timely “news you can use” information related to operations, marketing, financing and equipment. Every month, a franchisee newsletter is sent to all franchisees, which includes a personal letter from our Chief Executive Officer related to important updates on the business.
Franchisee relations.  Because our ability to execute our strategy is dependent upon the strength of our relationships with our franchisees, we maintain an ongoing dialogue and strong relationship with the IFC. In 2019, in cooperation with Planet Fitness, its franchisees merged the two franchisee organizations, the Franchise Advisory Council and the Planet Fitness Independent Franchise Association into the one entity that exists today, the IFC.

The IFC includes certain franchisees that serve as board members and also serve as members of the Brand Operating Committees and various working groups. The IFC and its operating committees provide feedback and input on major brand initiatives, new product and service introductions, technology initiatives, marketing programs and advertising campaigns. The IFC also assists Planet Fitness’ franchisees and Planet Fitness in working together to develop brand ideas, streamline legal agreements and provide advice on related topics to franchisees on issues such as succession and estate planning.  The IFC executive members have regular dialogue with our executive team and work closely with us to advise on major initiatives impacting the brand. Our strong culture of working together with its franchisees is the driving force behind all we do.
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
We perform store reviews based on criteria ranging from cleanliness to brand compliance, layout requirements and operational standards. We record the results of each visit and automatically send a report to the appropriate franchisee. Results are also available to the franchisee through our systems, which provide access to regional and international benchmarking data, allowing franchisees to compare overall results among their peers as well as results based upon each criterion. Stores that do not receive a passing score are automatically flagged for follow-up by our team, are provided with an action plan for the franchisee to complete and will generally be reevaluated within 30 to 60 days to ensure all identified issues have been addressed. The system also enables franchisees to perform, track and benchmark self-assessments and online member surveys.
We also use mystery shoppers to perform anonymous reviews of franchise stores. We generally select franchise stores for review randomly but also target underperforming stores and stores that have not performed well on previous visits from their franchise business coach.
Marketing
Marketing strategy
Our marketing strategy is anchored by our key brand differentiators—the Judgement Free Zone, our exceptional value and our high-quality experience. We employ memorable and creative advertising, which not only drives membership sales, but also showcases our brand philosophy, humor and innovation in the industry. We see Planet Fitness as a community gathering place, and the heart of our marketing strategy is to create a welcoming community for our members.
Marketing spending
National advertising.  We support our franchisees both at a national and local level. We manage the NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements require franchisees to contribute 2% of their monthly EFT to the NAF and Canadian advertising fund, respectively. Since the NAF was founded in September 2011, it has enabled us to spend approximately $237.9 million to increase national brand awareness. In 2019 the NAF and Canadian advertising fund spent $52.8 million, $2.6 million of which is from our corporate-owned stores and included in store-operations expense on the consolidated statements of operations. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.
Local marketing.  Our current franchise agreement requires franchisees to spend 7% of their monthly EFT on local marketing to support branding efforts and promotional sale periods throughout the year. In situations where multiple ownership groups exist in a geographic area, we have the ability to require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned stores contribute to, and participate in, regional marketing cooperatives with franchisees where practical. All franchise stores are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their stores on a local level. These methods may include media vehicles that are effective on a local level, including direct mail, outdoor (including billboards), television, radio and digital advertisements and local partnerships and sponsorships.
Media partnerships
Given our scale and marketing resources through our NAF, we have aligned ourselves with high-profile media partners who have helped to extend the global reach of our brand. For the past five years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement-free philosophy to an estimated over one billion TV viewers annually at a key time of year when health and wellness is top of mind for consumers.
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
We have partnered with Boys & Girls Clubs of America and PACER National Bullying Prevention Center, to make a meaningful impact on the lives of today’s youth. Together with our franchisees, vendors and members, Planet Fitness has donated more than $5.0 million to support anti-bullying, pro-kindness initiatives since 2016.

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
The health club industry is highly competitive and fragmented, and the number, size and strength of competitors vary by region. Some of our competitors have an established presence in local markets or name recognition in their respective countries, and some are established in markets in which we have existing stores or intend to locate new stores. These risks are more significant internationally, where we have a limited number of stores and limited brand recognition.
Our objective is to compete primarily based upon the membership value proposition we are able to offer due to our significant economies of scale, high-quality fitness experience, judgement-free atmosphere and superior customer service, all at an attractive value, which we believe differentiates us from our competitors.
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
Employees
As of December 31, 2019, we employed 1,464 employees at our corporate-owned stores and 271 employees at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
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
Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our headquarters. These computer systems include third-party hosted systems that support our real estate and construction processes, a third-party hosted financial system, a third-party hosted data warehouse and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, and financial analysis and forecasting, a third-party hosted payroll system, on premise telephony systems and a third-party hosted call center software solution to manage and track member-related requests.
We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications. In 2019, we continued our multi-phased project that we started in 2015 to replace our existing franchise management system and consolidate several back-office systems, onto a third-party hosted platform to drive greater cross-system integration and efficiency and provide a scalable platform to support our growth plans. We expect to continue investing resources in 2020 through smaller, focused projects for our franchise management system to support the changing needs of our business.
In 2018, we engaged with a third-party software development vendor to develop a new, custom digital platform, which, through the exchange of data and introduction of digital products and services, facilitates digital experiences across any digital channel, including mobile, online, and in-store media. In 2019, we worked with one of our third party software development partners to develop and roll-out a new customized mobile application. We also evaluated and selected a new in-store media solution that will begin rolling out to our stores in 2020. These solutions will increasingly enable our ability to provide differentiated and unique experiences to our customers, allow for various partnership types and is aligned with our ongoing business strategy.
We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems, enhance security and optimize their performance.
Intellectual property
We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “PE@PF,” “Lunk Alarm,” “PF Black Card,” “No Gymtimidation,” “You Belong,” “The Judgement Free Generation” and various other marks. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and challenge any unauthorized use of the marks.
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
We are subject to the FTC Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the U.S. and its territories (including Puerto Rico) and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”), unless otherwise exempt. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various business opportunity laws that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws.
We are subject to franchise disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to prepare and deliver a franchise disclosure document to disclose our franchise offering in those provinces in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Mexico and Australia, and may become subject to similar laws in other countries in which we may offer franchises in the future. We are also subject to franchise relationship laws in approximately 20 states and in various U.S. territories that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes may be resolved, discrimination, and franchisees’ rights to associate, among others. In addition, we and our franchisees may also be subject to laws in other foreign countries where we or they do business.
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
Additionally, the collection, maintenance, use, disclosure and disposal of personally identifiable data by our, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association (“NACHA”) and the Canadian Payments Association. Federal, state, international and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses and may impose further restrictions on our collection, disclosure, use, and disposal of personally identifiable information that is housed in one or more of our databases.  These security requirements and further restrictions, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), grant protections and causes of action related to consumer data privacy and the methods in which it is collected, stored, used, and disposed by us, our franchisees, and applicable third parties.
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
A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2019, we had approximately 130 franchisee groups operating 1,903 stores. Negative economic conditions, including recession, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
Our franchisees could take actions that harm our business.
Our franchisees are contractually obligated to operate their stores in accordance with the operational, safety and health standards set forth in our agreements with them. However, franchisees are independent third parties, and their actions are outside of our control. In addition, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and certain state franchise laws limit our ability to terminate or not renew these franchise agreements. Our franchisees own, operate and oversee the daily operations of their stores. As a result, the ultimate success and quality of any franchise store rests with the franchisee. If franchisees do not successfully operate stores in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected, and our brand image and reputation could be harmed, which in turn could materially and adversely affect our results of operations and financial condition.
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

•	actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;

•	data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;

•	regulatory, investigative or other actions relating to our and our franchisees’ data privacy practices;

•	litigation and legal claims;

•	third-party misappropriation, dilution or infringement or other violation of our intellectual property;

•	regulatory, investigative or other actions relating to our and our franchisees’ provision of indoor tanning services;

•	illegal activity targeted at us or others; and

•	conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.
Consumer demand for our stores and our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us, our stores or our reputation as a health and fitness brand, which would likely result in fewer memberships sold or renewed and, ultimately, lower royalty revenue, which in turn could materially and adversely affect our results of operations and financial condition.
If we fail to successfully implement our growth strategy, which includes new store development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.
Our growth strategy relies in large part upon new store development by existing and new franchisees. Our franchisees face many challenges in opening new stores, including:

•	availability and cost of financing;

•	selection and availability of suitable store locations;

•	competition for store sites;

•	negotiation of acceptable lease and financing terms;

•	securing required domestic or foreign governmental permits and approvals;

•	health and fitness trends in new geographic regions and acceptance of our offerings;

•	employment, training and retention of qualified employees;

•	ability to open new stores during the timeframes we and our franchisees expect; and

•	general economic and business conditions.
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
We currently have stores operating in certain other countries around the world, including Canada, the Dominican Republic, Panama, Mexico and Australia. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

•	inadequate brand infrastructure within foreign countries to support our international activities;

•	inconsistent regulation or sudden policy changes by foreign agencies or governments;

•	the collection of royalties from foreign franchisees;

•	difficulty of enforcing contractual obligations of foreign franchisees;

•	increased costs in maintaining international franchise and marketing efforts;

•	problems entering international markets with different cultural bases and consumer preferences;

•	political and economic instability of foreign markets;

•	compliance with laws and regulations applicable to our international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;

•	fluctuations in foreign currency exchange rates; and

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
Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2019, our franchisees opened 255 stores, compared to 226 stores in 2018, 206 stores in 2017, and 195 stores in 2016. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.
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
Changes in the industry affecting gym memberships and payment for gym memberships may place significant demands on our administrative, operational, financial and other resources or require us to obtain different or additional resources. Any failure to manage such changes effectively could adversely affect our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls in order to adapt quickly to such changes. These changes may be time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these changes, which in turn could materially and adversely affect our results of operations and financial condition.
We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.
We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our stores and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain, store and transmit member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Since 2015, we have used a commercially available third-party point-of-sale system. Unforeseen issues, such as bugs, data inconsistencies, outages, changes in business processes, and other interruptions with the point-of-sale system could adversely impact our business. Additionally, if we need to move to different third-party systems, or otherwise significantly modify the point-of-sale system, our operations, including EFT drafting, could be interrupted. Our ability to efficiently and effectively manage our franchisee and corporate-owned stores depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.
In 2018, we engaged with a new third-party software development company to develop a digital platform that runs on new data services and solutions, and facilitates digital experiences across digital channels, including mobile, online, and in-club media. We continue to invest in this platform to deliver new digital experiences that provide better services and value to our store members and franchisees. If we need to move to a different partner to develop and maintain this platform, or if the current partner’s ability to provide its services is impaired, our operations could increasingly be interrupted. This platform is built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. Such platforms depend on the internet, internet providers, and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to those platforms and/or services could impact the products and services we offer to our members and affect our membership sales and retention.
Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected, which in turn may materially and adversely affect our results of operations and financial condition.
If we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.
In the ordinary course of business, we and our franchisees collect, maintain, store and transmit member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. In 2019, we introduced a mobile application that tracks exercise and activity-related data, which may in the future track other personal information. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees, and others. The integrity and protection of member and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business, which in turn may materially and adversely affect our results of operations and financial condition.
Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
We have been in the past, and we could be in the future, subject to cyber incidents or other adverse events that threaten the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with members and private data exposure, which each in turn could create additional risks and exposure. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks; however, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.
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

Under certain laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits, or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could adversely affect the operation of our business, which in turn may materially and adversely affect our results of operations and financial condition.
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
We are subject to a number of risks related to ACH, credit card, debit card, and digital payment options we accept.
We and our franchisees accept payments through ACH, credit card, debit card and digital payment transactions. For such transactions, we and our franchisees pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose members or suffer an increase in our operating expenses, either of which could harm our operating results.
If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card or digital payment companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we and our franchisees do not automatically charge our members’ bank accounts, credit cards, debit cards or digital payment provider on a timely basis or at all, we could lose membership revenue and associated royalty revenue, which would harm our operating results.
If we fail to adequately control fraudulent ACH, credit card, debit card and digital payment transactions, we may face civil liability, diminished public perception of our security measures and significantly higher ACH, credit card, debit card and digital payment related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through ACH, credit card, debit card or digital payment transactions would significantly impair our ability to operate our business.
As consumer behavior shifts to use more modern forms of payment, there may be an increased reluctance to use ACH, credit cards or debit cards for membership dues and point of sale transactions which could result in decreased revenues as consumers choose to give their business to competition with more convenient forms of payment. We may need to expand our information systems to support newer and emerging forms of payment methods, which may be time-consuming and expensive, and may not realize a return on our investment.
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
We and our franchisees currently operate stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets and may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.
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
Franchisee changes in control. Our franchises are operated by independent business owners. Although we have the right to approve franchise owners, and any transferee owners, we cannot predict in advance whether a particular franchise owner will be successful. If an individual franchise owner is unable to successfully establish, manage and operate the store, the performance and quality of service of the store could be adversely affected, which could reduce memberships and negatively affect our royalty revenues and brand image. Although our agreements prohibit “changes in control” of a franchisee without our prior consent as the franchisor, our form franchise agreement, and state franchise relationship laws limit our ability to withhold our consent to the transfer of a store to a new owner. In any transfer situation, the transferee may not be able to perform its obligations under its franchise agreements and successfully operate the store. In such a case the performance and quality of service of the store could be adversely affected, which could also reduce memberships and negatively affect our royalty revenues and brand image.
In addition, in the event of the death or permanent disability of a franchisee (if a natural person) or a principal of a franchisee entity, the executors and representatives of the franchisee are required to appoint an operator approved by us to manage the store. There is, however, no assurance that any such operator would be found or, if found, would be able to successfully operate its store. In the event that an acceptable operator is not found, the franchisee would be in default under its franchise agreement and, among other things, the franchise agreement and the franchisee’s right to operate the store under the franchise agreement could be terminated. If a new operator is not found or approved by us, or the new operator is not as successful in operating the store as the then-deceased franchisee or franchisee principal, the gross EFT of the store may be affected and could adversely affect our business and operating results.

Franchisee insurance. Our form franchise agreement requires each franchisee to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or franchisees may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause the termination of the franchisee’s franchise agreement and, in turn, may materially and adversely affect our operating and financial results.
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
Franchise agreement termination; nonrenewal. Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the form franchise agreement are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our brand’s goodwill. Moreover, a franchisee may have a right to terminate its franchise agreement in certain circumstances. Our ability to terminate a franchise agreement following a default that is not cured within the applicable cure period, if any, and the ability of franchisees under certain circumstances to terminate a franchise agreement, could reduce our royalty revenue, which in turn may materially and adversely affect our business and operating results.
In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form franchise agreement (which may include increased royalty payments, advertising fees and other fees and costs), the satisfaction of certain conditions (including re-equipment and remodeling of the store and other requirements) and the payment of a successor fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term. If not renewed, a franchise agreement and the related payments will terminate. We may be unable to find a new franchisee to replace such lost revenues, which in turn may materially and adversely affect our business and operating results.
Franchisee litigation; effects of regulatory efforts. We and our franchisees are subject to a variety of litigation risks, including, but not limited to, member claims, personal injury claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination and discrimination, landlord/tenant disputes and intellectual property claims. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory efforts to enforce employment laws, such as efforts to classify franchisors as the co-employers of their franchisees’ employees and legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits. We and our franchisees also may be subject to changes in state tax laws or enforcement of state tax laws, whereby states subject certain franchisee payments to out of state franchisors to state sales tax or other, similar taxes. These and other legislation or regulations may have a disproportionate impact on franchisors and/or franchised businesses. These changes may impose greater costs and regulatory burdens on franchising and negatively affect our ability to sell new franchises, which in turn may materially and adversely affect our results of operations and financial condition.
Franchise agreements and franchisee relationships. Our franchisees develop and operate their stores under terms set forth in our ADAs and franchise agreements, respectively. These agreements typically give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members and could result in costly litigation between us and our franchisees. Finally, we have the discretion to, and may change over time, the financial and other terms of our franchise agreements and area development agreements offered to new franchisees and developers. In the past, we have sought to discuss and reach accord with our franchisee association over such changes, but there is no assurance that we will be successful in such efforts in the future. If we were unsuccessful, this may lead to discord with our franchisee association that could have a detrimental effect on the growth of our business.
While our franchisee revenues are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for approximately 8.4% of our total stores and another large franchisee group accounts for approximately 5.0% of our total stores as of December 31, 2019. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other stores, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
Construction and maintenance costs. Our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition. Corporate-owned stores require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to franchisees, which may allow a franchisee to terminate its franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
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
Franchisee turnover. There can be no guarantee of the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchise stores’ revenues, impact payments to us from franchisees under the franchise agreements and could have a material adverse effect on our revenues, which in turn may materially and adversely affect our business.
Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.
Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2019 approximately 36% of our new members joined online through our websites. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided, or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand would be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
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
Our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others.
Our intellectual property (including our brand) is important to our continued success. We seek to protect our trademarks, trade names, copyrights, trade dress and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult, and the steps we take may not prevent misappropriation, infringement, dilution or other violations of our intellectual property, especially internationally where foreign nations may not have laws to protect against “squatting,” or in “first-to-file” nations where trademark rights can be obtained despite a third party’s prior use of our intellectual property. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third party misappropriates, dilutes, infringes or violates our intellectual property, the value of our brand may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.
We may also from time to time be required to initiate litigation to enforce our intellectual property rights. Third parties may also assert that we have infringed, diluted, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation, even where we are likely to prevail, is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights. Despite our efforts to enforce and defend our intellectual property rights, title defects can arise from conduct of third parties that we cannot anticipate or control, or our exclusive ownership and control over our intellectual property, especially our rights in trademarks and trade secrets, could be diminished or impaired. For example, under U.S. law a third party’s prior use of a trademark similar to a Planet Fitness trademark could impair our rights in our trademarks, which, despite reasonable research and efforts, we may not have been able to discover or anticipate. In addition, our trade secrets and confidential information could be compromised through misappropriation or unauthorized disclosure, including through a cyber incident, and, despite our reasonable efforts to protect our confidential information and trade secrets, and to maintain the proprietary status thereof, the information could be disclosed or a court could reasonably rule that legal protections provided to trade secrets are no longer enforceable, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.
Use of email marketing and social media may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use of email and social media platforms, including v-logs, blogs, chat platforms, social media websites and other forms of internet-based communication, which allow access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores. Social media and other platforms have in the past been and may in the future be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. We have a cyber security policy that attempts to prevent and respond to these attacks. Nonetheless, these types of attacks are pervasive inside and outside of the industry and could lead to the improper disclosure of proprietary information, negative comments about our brand, exposure of personally identification information, fraud, hoaxes or malicious dissemination of false information, which could lead to a decline in the value of our brand, which could have a material adverse effect on our business.
We also use email and social medial platforms as marketing tools. For example, we maintain social media accounts and may occasionally email members to inform them of certain offers or promotions. As laws and regulations, including Federal Trade Commission (“FTC”) enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.
If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2020,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our business and revenues.
We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
All but one of our corporate-owned stores are located on leased premises. The leases for our stores generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. Moreover, although historically we have generally not guaranteed franchisees’ lease agreements, we have done so in a few certain instances and may do so from time to time
Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot terminate these leases before the end of the initial lease term. Additional sites that we lease are likely to be subject to similar long-term, non-terminable leases. If we close a store, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, if we fail to negotiate renewals, either on commercially acceptable terms or at all, as each of our leases expire we could be forced to close stores in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our securitized financing facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.
We are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in FDD. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various state business opportunity laws that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to prepare and deliver a franchise disclosure document to disclose our franchise offering in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Mexico and Australia, and may become subject to similar laws in other countries in which we may offer franchises in the future. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies.

We are also subject to franchise relationship laws in approximately 20 states and in various U.S. territories that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.
We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States, Canada, the Dominican Republic, Panama, Mexico and Australia governing such matters as minimum-wage requirements, overtime and other working conditions. Based upon our experience with hiring employees and operating corporate-owned stores, we believe a significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs, and those that may arise due to other changes in labor laws or as a result of low unemployment rates, could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.
Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian, Dominican, Panamanian, Mexican and Australian, federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.
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
Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model, or that consumers could prefer health and fitness opportunities outside of the gym that do not align with our business model. Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.
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
Risks related to our indebtedness
We and certain of our subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitization transactions that were completed on August 1, 2018 and December 3, 2019.
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and together with the Class A-2-I Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit. On December 3, 2019, the Master Issuer issued $550 million Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). The 2018 Notes, 2019 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”
The Notes were issued in securitization transactions pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2018 Notes and 2019 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of Planet Fitness Holdings, LLC), an event of default and the failure to repay or refinance the Notes on the applicable anticipated repayment date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
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

We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet their debt payment obligations.
Under the Indenture, Master Issuer has approximately $1.7 billion of outstanding debt as of December 31, 2019. Additionally, Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the Variable Funding Notes.
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

•	limiting the Company’s flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in our business, the industry in which it operates and the general economy;

•	placing us at a competitive disadvantage compared to its competitors that are less leveraged; and

•	subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness with respect to the Variable Funding Notes or the refinancing of the Notes.

•	increasing the possibility that we may be unable to generate cash sufficient for the Master Issuer to pay, when due, interest on and principal of the Notes.
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
In addition, the financial and other covenants we agreed to with our lenders may limit our ability to incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels or if we fail to comply with the covenants of our existing indebtedness, the related risks that we now face could intensify.
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
Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our subsidiaries’ and our franchisees’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $726.8 million over the remaining term of the tax receivable agreements based on a price of $74.68 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 31, 2019) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $617.8 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2019, based on a share price of $74.68 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 31, 2019) and a discount rate equal to 3.0%, we estimate that we would have been required to pay $491.1 million in the aggregate under the tax receivable agreements.
In certain circumstances, Pla-Fit Holdings will be required to make distributions to us and the Continuing LLC Owners, and the distributions that Pla-Fit Holdings will be required to make may be substantial.
Funds used by Pla-Fit Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that Pla-Fit Holdings will be required to make may be substantial and will likely exceed (as a percentage of Pla-Fit Holdings’ net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer, particularly as a result of the 2017 Tax Cuts and Jobs Act.
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

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” While we have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL and accordingly will not be subject to such restrictions.
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
Since our initial public offering (the “IPO”) through December 31, 2019, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $81.90 on June 18, 2019. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key employees;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	breach or improper handling of data or cybersecurity events; and

•	changes in general market and economic conditions.
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
Corporate-Owned Stores
We lease all but one of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. The following table lists all of our corporate-owned store counts by state or province as of December 31, 2019:

State/Province	Store Count
New York	27
Pennsylvania	18
New Hampshire	16
New Jersey	15
Colorado	5
Maine	4
Delaware	4
California	3
Massachusetts	3
Ontario	2
Vermont	1
Franchisee Stores
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time. As of December 31, 2019, we had 1,903 franchisee-owned stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia.
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
Holders of Record
As of February 21, 2020, there were 3 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 21, 2020 there were 14 stockholders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company, and there is no public market for these shares.
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
The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2019, relative to the performance of the S&P 500 Index and the Russell 2000. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.
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

	August 6, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Planet Fitness, Inc.	$100.00	$97.69	$125.63	$216.44	$335.13	$466.75
S&P 500 Index	100.00	98.10	107.45	128.32	120.32	155.06
Russell 2000 (Total Return) Index	100.00	93.42	111.62	126.29	110.91	137.23
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2019.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1,2)
10/01/19 - 10/30/19	—	—	—	$0
11/01/19 - 11/30/19	—	$—	—	$500,000,000
12/01/19 - 12/31/19	3,289,924	$72.95	3,289,924	$200,000,000
Total	3,289,924	$—	3,289,924	$200,000,000

(1)On November 5, 2019, our board of directors approved a share repurchase program of $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
(2)On December 4, 2019, the Company entered into a $300 million accelerated share repurchase (“ASR”) agreement (the “2019 ASR Agreement”) with JP Morgan Chase, N.A. (“JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid JPMC $300 million in cash and received 3,289,924 shares of the Company’s Class A common stock, which were retired. At final settlement, JPMC may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to JPMC, based generally on the average of the daily volume-weighted average prices of the Company’s Class A common stock during the term of the 2019 ASR Agreement. The 2019 ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the 2019 ASR Agreement may be accelerated, extended or terminated early by JPMC and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the 2019 ASR Agreement is expected to be completed during the second quarter of 2020, although the settlement may be accelerated at JPMC’s option.

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial and other data for the periods indicated. The selected historical consolidated financial data as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, have been derived from our audited consolidated financial statements included elsewhere in this report.
The selected historical consolidated financial data set forth below as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this report.
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

	Years ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated statement of operations data:
Revenue:
Franchise revenue	$223,139	$175,314	$131,983	$97,374	$71,762
Commission income	4,288	6,632	18,172	19,114	16,323
National advertising revenue	50,155	42,194	—	—	—
Franchise segment	277,582	224,140	150,155	116,488	88,085
Corporate-owned stores segment	159,697	138,599	112,114	104,721	98,390
Equipment segment	251,524	210,159	167,673	157,032	144,062
Total revenue	688,803	572,898	429,942	378,241	330,537
Operating costs and expenses:
Cost of revenue	194,449	162,646	129,266	122,317	113,492
Store operations	86,108	75,005	60,657	60,121	57,485
Selling, general and administrative	78,818	72,446	60,369	50,008	55,573
National advertising expenses	50,153	42,619	—	—	—
Depreciation and amortization	44,346	35,260	31,761	31,502	32,158
Other loss (gain)	1,846	878	353	(1,369)	(273)
Total operating costs and expenses	455,720	388,854	282,406	262,579	258,435
Income from operations	233,083	184,044	147,536	115,662	72,102
Other income (expense), net:
Interest expense, net(1)	(53,799)	(46,065)	(35,283)	(27,125)	(24,549)
Other income (expense), net(2)	(6,107)	(6,175)	316,928	1,371	(275)
Total other income (expense), net	(59,906)	(52,240)	281,645	(25,754)	(24,824)
Income before income taxes	173,177	131,804	429,181	89,908	47,278
Provision for income taxes(3)	37,764	28,642	373,580	18,661	9,148
Net income	135,413	103,162	55,601	71,247	38,130
Less net income attributable to non-controlling interests	17,718	15,141	22,455	49,747	19,612
Net income attributable to Planet Fitness, Inc.	$117,695	$88,021	$33,146	$21,500	$18,518
Net income per share of Class A common stock:
Basic	$1.42	$1.01	$0.42	$0.50	$0.11
Diluted	$1.41	$1.00	$0.42	$0.50	$0.11
Cash dividends declared per Class A common share	$—	$—	$—	$2.78	$—
Consolidated statement of cash flows data:
Net cash provided by operating activities	$204,311	$184,399	$131,021	$108,817	$81,663
Net cash used in investing activities	(110,694)	(86,416)	(37,042)	(14,694)	(19,161)
Net cash used in financing activities	64,348	109,920	(21,703)	(85,183)	(74,240)
Consolidated balance sheet data:
Cash and cash equivalents	$436,256	$289,431	$113,080	$40,393	$31,430
Property and equipment, net	145,481	114,367	83,327	61,238	56,139
Total assets	1,717,190	1,353,416	1,092,465	1,001,442	699,177
Total debt and capital lease obligations, excluding deferred financing costs	1,735,133	1,197,133	709,470	716,654	492,320
Total deficit	(707,754)	(382,789)	(136,937)	(214,755)	(1,080)

(1)	Interest expense in 2018 and 2016 included $4.6 million and $0.6 million, respectively, for the loss on extinguishment of debt.

(2)	Other income (expense) in the year ended December 31, 2017 includes a gain of $316,813, related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

(3)	Provision for income taxes in the year ended December 31, 2017 includes $334,022, related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

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
As of December 31, 2019, we had approximately 14.4 million members and 2,001 stores in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. Of our 2,001 stores, 1,903 are franchised and 98 are corporate-owned.
As of December 31, 2019, we had commitments to open more than 1,000 new stores under existing ADAs.
Composition of Revenues, Expenses and Cash Flows
Revenues
We generate revenue from three primary sources:

•
Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 40%, 39% and 35% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

•
Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 23%, 24%, and 26% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, 95% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance.

•
Equipment segment revenue: Includes equipment revenue for new U.S. franchisee-owned stores as well as replacement equipment for U.S. existing franchisee-owned stores. Franchisee-owned stores are required to replace their equipment every five to seven years. This source of revenue comprised 37%, 37% and 39% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Cash flows
We generate a significant portion of our cash flows from monthly membership dues, royalties and various fees and commissions related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties and certain other fees, through our third-party hosted point-of-sale systems. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st day of the second month following the month in which the membership agreement was signed. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.
As new corporate-owned stores open, or existing stores generate positive same store sales, future corporate-owned store revenues are expected to grow. Our corporate-owned stores also generate strong operating margins and cash flows, as a significant portion of our costs are fixed or semi-fixed such as rent and labor.
Equipment sales to new and existing franchisee-owned stores also generate significant cash flows. Franchisees either pay in advance or provide evidence of a committed financing arrangement for such equipment.
Recent Transactions
On December 16, 2019, we purchased from one of our franchisees certain assets associated with 12 franchisee-owned stores in New Jersey for a cash payment of $37.8 million. We financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
On December 4, 2019, we entered into a $300 million accelerated share repurchase agreement (the “2019 ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”). We will acquire shares under the 2019 ASR Agreement as part of our 2019 $500 million share repurchase authorization (the “2019 Share Repurchase Authorization”). On December 5, 2019, we paid JPMC $300 million in cash and received approximately 3.3 million shares of our Class A common stock. At final settlement, JPMC may be required to deliver additional shares to us, or, under certain circumstances, we may be required to deliver shares of our Class A common stock or may elect to make a cash payment to JPMC, based generally on the average of the daily volume-weighted average prices of our Class A common stock during the term of the 2019 ASR Agreement. The 2019 ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the 2019 ASR Agreement may be accelerated, extended or terminated early by JPMC and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the 2019 ASR Agreement is expected to be completed during the second quarter of 2020, although the settlement may be accelerated at JPMC’s option. Following this ASR there is approximately $200 million remaining on the 2019 Share Repurchase Authorization.
On December 3, 2019, Planet Fitness Master Issuer LLC, our limited-purpose, bankruptcy remote, indirect subsidiary (the “Master Issuer”), completed a refinancing transaction, pursuant to which it issued $550 million in aggregate principal amount of Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended.
On May 30, 2019, we purchased from one of our franchisees certain assets associated with four franchisee-owned stores in Maine for a cash payment of $14.8 million. We financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
On November 13, 2018, we entered into a $300 million accelerated share repurchase agreement (the “2018 ASR Agreement”) with Citibank, N.A. (the “Citibank”). We acquired shares under the 2018 ASR Agreement as part of our 2018 $500 million share repurchase authorization (the “2018 Share Repurchase Authorization”). On November 14, 2018, we paid Citibank $300 million in cash and received approximately 4.6 million shares of our Class A common stock. Final settlement of the 2018 ASR Agreement occurred on April 30, 2019. At final settlement, Citibank delivered approximately 524,000 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $58.46 over the term of the 2018 ASR Agreement, which were retired.
On August 10, 2018, we purchased from one of our franchisees certain assets associated with four franchisee-owned stores in Colorado for a cash payment of $17.2 million. We financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.

On August 1, 2018, Master Issuer, completed a refinancing transaction, pursuant to which it issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class  A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class  A-2-II Notes” and together with the 2018 Class A-2-I Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into the previously announced revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit, all of which is currently undrawn. The Class 2018 Notes were issued in a securitization transaction pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as Guarantors of the 2018 Notes and Variable Funding Notes and that have pledged substantially all of their assets to secure the 2018 Notes and Variable Funding Notes.
On January 1, 2018, we purchased from one of our franchisees certain assets associated with six franchisee-owned stores in New York for a cash payment of $28.5 million. We financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
On May 26, 2017, we executed the third amendment to our previous senior secured credit agreement to reduce the applicable interest rate margin for term loan borrowings by 50 basis points, with an additional 25 basis point reduction in applicable interest rate possible in the future so long as the Total Net Leverage Ratio (as defined in the credit agreement) is less than 3.50 to 1.00. The amendment to the credit agreement also reduced the interest rate margin for revolving loan borrowings by 25 basis points.
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
See Note 21 to our consolidated financial statements included elsewhere in this Form 10-K for our total revenues, income from operations and net income for each of the quarters during the years ended December 31, 2019 and 2018.
Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2019, 2018 and 2017. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2019	2018	2017
(in thousands)
Revenue
Franchise segment	$277,582	$224,140	$150,155
Corporate-owned stores segment	159,697	138,599	112,114
Equipment segment	251,524	210,159	167,673
Total revenue	$688,803	$572,898	$429,942
Segment EBITDA
Franchise segment	$192,281	$152,571	$126,459
Corporate-owned stores segment	65,613	56,704	46,855
Equipment segment	59,618	47,607	38,539
Corporate and other(2)	(46,190)	(43,753)	284,372
Total Segment EBITDA(1)	$271,322	$213,129	$496,225

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

(2)	The year ended December 31, 2017 includes a gain of $316,813 related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Year Ended December 31, 2019
Income (loss) from operations	$184,405	$39,648	$54,571	$(45,541)	$233,083
Depreciation and amortization	7,886	25,515	5,044	5,901	44,346
Other income (expense)	(10)	450	3	(6,550)	(6,107)
Segment EBITDA(1)	$192,281	$65,613	$59,618	$(46,190)	$271,322
Year Ended December 31, 2018
Income (loss) from operations	$144,731	$36,996	$42,580	$(40,263)	$184,044
Depreciation and amortization	7,859	20,427	5,027	1,947	35,260
Other income (expense)	(19)	(719)	—	(5,437)	(6,175)
Segment EBITDA(1)	$152,571	$56,704	$47,607	$(43,753)	$213,129
Year Ended December 31, 2017
Income (loss) from operations	$118,035	$30,702	$32,401	$(33,602)	$147,536
Depreciation and amortization	8,449	15,715	6,031	1,566	31,761
Other income (expense)(2)	(25)	438	107	316,408	316,928
Segment EBITDA(1)	$126,459	$46,855	$38,539	$284,372	$496,225

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

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees from members (which we refer to as system-wide sales), the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, average royalty fee percentages for franchisee-owned stores, monthly PF Black Card membership penetration percentage, EBITDA, Adjusted EBITDA, Segment EBITDA, four-wall EBITDA, royalty adjusted four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP Financial Measures” below for our definition of EBITDA, Adjusted EBITDA, four-wall EBITDA, royalty adjusted four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, four-wall EBITDA, royalty-adjusted four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, and a reconciliation of adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated in accordance with GAAP.
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by the Company’s corporate-owned stores. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $3.2 billion, $2.8 billion and $2.3 billion, during the years ended December 31, 2019, 2018 and 2017, respectively.
Number of new store openings
The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,666	1,456	1,255
New stores opened	255	226	206
Stores debranded, sold or consolidated(1)	(18)	(16)	(5)
Stores operated at end of period	1,903	1,666	1,456
Corporate-owned stores:
Stores operated at beginning of period	76	62	58
New stores opened	6	4	4
Stores acquired from franchisees	16	10	—
Stores operated at end of period	98	76	62
Total stores:
Stores operated at beginning of period	1,742	1,518	1,313
New stores opened	261	230	210
Stores debranded, sold or consolidated(1)	(2)	(6)	(5)
Stores operated at end of period	2,001	1,742	1,518

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
Several factors affect our same store sales in any given period, including the following:

•	the number of stores that have been in operation for more than 12 months;

•	the percentage mix and pricing of PF Black Card and standard memberships in any period;

•	growth in total memberships per store;

•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our and our franchisees’ ability to operate stores effectively and efficiently to meet consumer expectations;

•	marketing and promotional efforts;

•	local competition;

•	trade area dynamics; and

•	opening of new stores in the vicinity of existing locations.
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
The following table shows our same store sales for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Same store sales growth:
Franchisee-owned stores	9.0%	10.4%	10.5%
Corporate-owned stores	6.1%	6.5%	4.9%
System-wide stores	8.8%	10.2%	10.2%
Number of stores in same store sales base:
Franchisee-owned stores	1,621	1,390	1,213
Corporate-owned stores	76	62	58
Total stores	1,711	1,462	1,271

Net member growth per store
Net member growth per store refers to the change in total members in relation to total stores over time. We capture all membership changes daily through our point-of-sale system. We monitor a combination of membership growth, average members per store, average monthly EFT and transfers from or to an individual store location. We seek to make it simple for members to join, whether online, through our mobile application or in-store, and, while some memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option. This approach to memberships is part of our commitment to appeal to new and occasional gym users. As a result, we do not rely upon membership attrition as an operating metric in assessing our performance. We primarily attribute our membership growth to the continued net member growth in existing stores as well as the growth of our system-wide store base.
Average royalty fee percentages for the franchisee-owned stores
The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a tiered monthly fee to a royalty of 7.0% of total monthly EFT and annual membership fees across our franchisee base. Our royalty fee in the U.S. and Canada has increased over time to a current rate of 7.0% and 6.59%, respectively, for new franchisees.
PF Black Card penetration percentage
Our PF Black Card penetration percentage represents the number of our members that have opted to enroll in our PF Black Card membership program as a percentage of our total active membership base. PF Black Card members pay higher monthly membership dues than our standard membership and receive additional benefits for these additional fees. These benefits include access to all of our stores system-wide, guest privileges and access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more. We view PF Black Card penetration percentage as a critical metric in assessing the performance and growth of our business.
Non-GAAP Financial Measures
We refer to EBITDA, Adjusted EBITDA, four-wall EBITDA and royalty adjusted four-wall EBITDA as we use these measures to evaluate our operating performance and we believe these measures are useful to investors in evaluating our performance. EBITDA, Adjusted EBITDA, four-wall EBITDA and royalty adjusted four-wall EBITDA as presented in this Form 10-K are supplemental measures of our performance that are neither required by, nor presented in accordance with GAAP. EBITDA, Adjusted EBITDA, four-wall EBITDA and royalty adjusted four-wall EBITDA should not be considered as substitutes for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of EBITDA, Adjusted EBITDA, four-wall EBITDA and royalty adjusted four-wall EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. We have also disclosed Segment EBITDA as an important financial metric utilized by the Company to evaluate performance and allocate resources to segments in accordance with ASC 280, Segment Reporting. As part of such disclosure in “Our Segments” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has provided a reconciliation from income from operations to Total Segment EBITDA, which is equal to the Non-GAAP financial metric EBITDA.
We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, transaction fees, stock offering-related costs, severance expense, pre-opening costs and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. Four-wall EBITDA is an assessment of our average corporate-owned store-level profitability for stores included in the same-store-sales base, which includes local and national advertising expense and adjusts for certain administrative and other items that we do not consider in our evaluation of individual store-level performance. Royalty adjusted four-wall EBITDA then applies the current royalty rate. Accordingly, we believe that Royalty adjusted four-wall EBITDA is comparable to a franchise store under our current franchise agreement and is useful to investors to assess the operating performance of an average store in our system. Management also uses such metrics in assessing store-level operating performance over time.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
(in thousands)
Net income	$135,413	$103,162	$55,601
Interest income	(7,053)	(4,681)	(54)
Interest expense(1)	60,852	50,746	35,337
Provision for income taxes(2)	37,764	28,642	373,580
Depreciation and amortization	44,346	35,260	31,761
EBITDA	271,322	213,129	496,225
Purchase accounting adjustments-revenue(3)	768	1,019	1,532
Purchase accounting adjustments-rent(4)	470	732	725
Loss on reacquired franchise rights(5)	1,810	360	—
Transaction fees(6)	—	307	1,030
Stock offering-related costs(7)	—	—	977
Severance costs(8)	—	352	—
Pre-opening costs(9)	1,793	1,461	1,017
Early lease termination costs(10)	—	—	719
Equipment discount(11)	—	—	(107)
Indemnification receivable(12)	—	342	—
Tax benefit arrangement remeasurement(13)	5,966	4,765	(317,354)
Other(14)	48	733	(32)
Adjusted EBITDA	$282,177	$223,200	$184,732

(1)	Includes $4.6 million of loss on extinguishment of debt in the year ended December 31, 2018.

(2)	Includes $334.0 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

(3)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2019, 2018 and 2017, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(4)
Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.2 million, $0.4 million and $0.4 million in the years ended December 31, 2019, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(5)
Represents the impact of a non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisitions of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(6)
Represents transaction fees and expenses that could not be capitalized related to the issuance of our 2018 Notes in the year ended December 31, 2018, and related to the amendment of our credit facility in the year ended December 31, 2017.

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

(14)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2018, this amount includes expense of $0.6 million related to the write off of certain assets that were being tested for potential use across the system.

Adjusted net income assumes all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total weighted-average shares of Class A common stock outstanding assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income	$135,413	$103,162	$55,601
Provision for income taxes, as reported(1)	37,764	28,642	373,580
Purchase accounting adjustments-revenue(2)	768	1,019	1,532
Purchase accounting adjustments-rent(3)	470	732	725
Loss on reacquired franchise rights(4)	1,810	360	—
Transaction fees(5)	—	307	1,030
Loss on extinguishment of debt(6)	—	4,570	—
Stock offering-related costs(7)	—	—	977
Severance costs(8)	—	352	—
Pre-opening costs(9)	1,793	1,461	1,017
Early lease termination costs(10)	—	—	1,143
Equipment discount(11)	—	—	(107)
Indemnification receivable(12)	—	342	—
Tax benefit arrangement remeasurement(13)	5,966	4,765	(317,354)
Other(14)	48	733	(32)
Purchase accounting amortization(15)	16,318	15,716	17,876
Adjusted income before income taxes	$200,350	$162,161	$135,988
Adjusted income taxes(16)	53,694	42,648	53,715
Adjusted net income	$146,656	$119,513	$82,273
Adjusted net income per share, diluted	$1.59	$1.22	$0.84
Adjusted weighted-average shares outstanding, diluted(17)	92,358	97,950	98,455

(1)	Includes $334.0 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

(2)
Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2019, 2018 and 2017, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.

(3)
Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.2 million, $0.4 million and $0.4 million in the years ended December 31, 2019, 2018 and 2017, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(4)
Represents the impact of a non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.

(5)
Represents transaction fees and expenses that could not be capitalized related to the issuance of our 2018 Notes in the year ended December 31, 2018, and related to the amendment of our credit facility in the year ended December 31, 2017.

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

(14)
Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2018, this amount includes expense of $0.6 million related to the write off of certain assets that were being tested for potential use across the system.

(15)
Includes $12.4 million, $12.4 million and $15.7 million of amortization of intangible assets, other than favorable leases, for the years ended December 31, 2019, 2018 and 2017, respectively recorded in connection with the 2012 Acquisition, and $4.0 million, $3.3 million and $2.1 million of amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017, respectively, created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.

(16)
Represents corporate income taxes at an assumed effective tax rate of 26.8%, 26.3% and 39.5% for the years ended December 31, 2019, 2018 and 2017, respectively, applied to adjusted income before income taxes.

(17)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$117,695	83,619	$1.41
Assumed exchange of shares(2)	17,718	8,739
Net Income	135,413
Adjustments to arrive at adjusted income before income taxes(3)	64,937
Adjusted income before income taxes	200,350
Adjusted income taxes(4)	53,694
Adjusted Net Income	$146,656	92,358	$1.59

(1)
Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2019 and the associated weighted average shares of Class A common stock outstanding (see Note 15) to our consolidated financial statements included elsewhere in this Form 10-K).

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 26.8% applied to adjusted income before income taxes.

	Year Ended December 31, 2018
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$88,021	87,675	$1.00
Assumed exchange of shares(2)	15,141	10,275
Net Income	103,162
Adjustments to arrive at adjusted income before income taxes(3)	58,999
Adjusted income before income taxes	162,161
Adjusted income taxes(4)	42,648
Adjusted Net Income	$119,513	97,950	$1.22

(1)
Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2018 and the associated weighted average shares of Class A common stock outstanding (see Note 15) to our consolidated financial statements included elsewhere in this Form 10-K).

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

(1)
Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2017, and the associated weighted average shares of Class A common stock outstanding (see Note 15) to our consolidated financial statements included elsewhere in this form 10-K).

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

The following table reconciles Corporate-owned stores segment EBITDA to four-wall EBITDA to royalty adjusted four-wall EBITDA for the year ended December 31, 2019:

	Year Ended December 31, 2019
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$159,697	$65,613	41.1%
New stores(1)	(2,601)	2,655
Selling, general and administrative(2)	—	6,616
Impact of eliminations(3)	—	(3,937)
Purchase accounting adjustments(4)	—	2,280
Four-wall EBITDA	$157,096	$73,227	46.6%
Royalty adjustment(5)	—	(10,857)
Royalty adjusted four-wall EBITDA	$157,096	$62,370	39.7%

(1)	Includes the impact of stores open less than 13 months and those which have not yet opened.

(2)	Reflects administrative costs attributable to the Corporate-owned stores segment but not directly related to store operations.

(3)	Reflects certain intercompany charges and other fees which are eliminated in consolidation.

(4)
Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition and our historical acquisitions of franchisee-owned stores. These are primarily related to fair value adjustments to deferred rent.

(5)	Includes the effect of royalties at a rate of 7.0% as if the stores were similar to a franchisee-owned store at the current franchise royalty rate.

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Revenue:
Franchise revenue	32.4%	30.6%	30.7%
Commission income	0.6%	1.2%	4.2%
National advertising fund revenue	7.3%	7.3%	—%
Franchise segment	40.3%	39.1%	34.9%
Corporate-owned stores	23.2%	24.2%	26.1%
Equipment	36.5%	36.7%	39.0%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	28.2%	28.4%	30.1%
Store operations	12.5%	13.1%	14.1%
Selling, general and administrative	11.4%	12.6%	14.0%
National advertising fund expense	7.3%	7.4%	—%
Depreciation and amortization	6.4%	6.2%	7.4%
Other loss	0.3%	0.2%	0.1%
Total operating costs and expenses	66.1%	67.9%	65.7%
Income from operations	33.9%	32.1%	34.3%
Other income (expense), net:
Interest income	1.0%	0.8%	—%
Interest expense	(8.8)%	(8.9)%	(8.2)%
Other income (expense), net	(0.9)%	(1.1)%	73.7%
Total other income (expense), net	(8.7)%	(9.2)%	65.5%
Income before income taxes	25.2%	22.9%	99.8%
Provision for income taxes	5.5%	5.0%	86.9%
Net income	19.7%	17.9%	12.9%
Less net income attributable to non-controlling interests	2.6%	2.6%	5.2%
Net income attributable to Planet Fitness, Inc.	17.1%	15.3%	7.7%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
(in thousands)
Revenue:
Franchise revenue	$223,139	$175,314	$131,983
Commission income	4,288	6,632	18,172
National advertising fund revenue	50,155	42,194	—
Franchise segment	277,582	224,140	150,155
Corporate-owned stores	159,697	138,599	112,114
Equipment	251,524	210,159	167,673
Total revenue	688,803	572,898	429,942
Operating costs and expenses:
Cost of revenue	194,449	162,646	129,266
Store operations	86,108	75,005	60,657
Selling, general and administrative	78,818	72,446	60,369
National advertising fund expense	50,153	42,619	—
Depreciation and amortization	44,346	35,260	31,761
Other loss	1,846	878	353
Total operating costs and expenses	455,720	388,854	282,406
Income from operations	233,083	184,044	147,536
Other income (expense), net:
Interest income	7,053	4,681	54
Interest expense	(60,852)	(50,746)	(35,337)
Other income (expense), net	(6,107)	(6,175)	316,928
Total other income (expense), net	(59,906)	(52,240)	281,645
Income before income taxes	173,177	131,804	429,181
Provision for income taxes	37,764	28,642	373,580
Net income	135,413	103,162	55,601
Less net income attributable to non-controlling interests	17,718	15,141	22,455
Net income attributable to Planet Fitness, Inc.	$117,695	$88,021	$33,146
Comparison of the years ended December 31, 2019 and December 31, 2018
Revenue
Total revenues were $688.8 million in 2019, compared to $572.9 million in 2018, an increase of $115.9 million, or 20.2%.
Franchise segment revenue was $277.6 million in the year ended December 31, 2019 compared to $224.1 million in the year ended December 31, 2018, an increase of $53.4 million, or 23.8%.
Franchise revenue was $223.1 million in the year ended December 31, 2019 compared to $175.3 million in the year ended December 31, 2018, an increase of $47.8 million or 27.3%. Included in franchise revenue is royalty revenue of $188.0 million, franchise and other fees of $17.1 million, and placement revenue of $17.8 million for the year ended December 31, 2019, compared to royalty revenue of $147.2 million, franchise and other fees of $16.6 million, and placement revenue of $11.5 million for the year ended December 31, 2018. The $40.9 million increase in royalty revenue was primarily driven by $14.6 million attributable to a same store sales increase of 9.0% in franchisee-owned stores, and $12.7 million was attributable to royalties from new stores in 2019, as well as those that opened in 2018 that were not included in the same store sales base. Additionally, $9.5 million of the increase was due to higher royalty rates on monthly dues and $4.0 million was due to higher royalty rates on annual fees. The $6.3 million increase in placement revenue was due to higher equipment placements in the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Commission income, which is included in our franchise segment, was $4.3 million in the year ended December 31, 2019 compared to $6.6 million in the year ended December 31, 2018, a decrease of $2.3 million or 35.3%. The decrease was primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% in exchange for a corresponding decrease in franchise and other fees as well as reduced commission income (the “Rebate to Royalty Amendment”).
National advertising fund revenue was $50.2 million in the year ended December 31, 2019, compared to $42.2 million in the year ended December 31, 2018, and is due to a same store sales increase of 9.0% in franchisee-owned stores and from new stores opened in 2019, as well as those that opened in 2018 that were not included in the same store sales base. This revenue is offset by national advertising fund expenses below.
Revenue from our Corporate-owned stores segment was $159.7 million in the year ended December 31, 2019, compared to $138.6 million in the year ended December 31, 2018, an increase of $21.1 million, or 15.2%. Of the $21.1 million increase, $10.7 million was due to higher revenue from corporate-owned stores newly opened or acquired since January 1, 2018, $6.9 million was from higher same store sales from corporate-owned stores which increased 6.1% in the year ended December 31, 2019, and $4.5 million was attributable to higher revenue from annual fees.
Equipment segment revenue was $251.5 million in the year ended December 31, 2019, compared to $210.2 million in the year ended December 31, 2018, an increase of $41.4 million, or 19.7%. The $41.4 million increase was driven by higher replacement equipment sales to existing franchisee-owned stores and also higher equipment sales to new franchisee-owned stores related to 31 additional new U.S. equipment sales in the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Cost of revenue
Cost of revenue was $194.4 million in the year ended December 31, 2019 compared to $162.6 million in the year ended December 31, 2018, an increase of $31.8 million, or 19.6%. Cost of revenue primarily relates to our equipment segment. The increase was primarily due to higher replacement equipment sales to existing franchisee-owned stores and higher equipment sales to new franchisee-owned stores related to 31 additional new equipment sales in the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in costs is consistent with the increase in equipment revenue.
Store operations
Store operation expenses, which relates to our Corporate-owned stores segment, were $86.1 million in the year ended December 31, 2019 compared to $75.0 million in the year ended December 31, 2018, an increase of $11.1 million, or 14.8%. The increase was primarily attributable to the acquisition of 20 franchisee-owned stores, and the opening of 10 new corporate-owned stores since January 1, 2018.
Selling, general and administrative
Selling, general and administrative expenses were $78.8 million in the year ended December 31, 2019 compared to $72.4 million in the year ended December 31, 2018, an increase of $6.4 million, or 8.8%. The $6.4 million increase was primarily due to additional expenses incurred during the year ended December 31, 2019 to support our growing operations, including additional headcount. With respect to our growing franchisee operations, we anticipate that our selling, general and administrative expenses will continue to increase as our franchisee-owned store count grows.
National advertising fund expense
National advertising fund expense was $50.2 million in the year ended December 31, 2019, compared to $42.6 million in the year ended December 31, 2018. This expense is primarily offset by national advertising fund revenues.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $44.3 million in the year ended December 31, 2019 compared to $35.3 million in the year ended December 31, 2018, an increase of $9.1 million, or 25.8%. The increase was primarily attributable to franchisee-store acquisitions, the opening of corporate-owned stores since January 1, 2018 and depreciation of new information systems assets.
Other loss
Other loss was $1.8 million in the year ended December 31, 2019 compared to $0.9 million in the year ended December 31, 2018. The $1.8 million loss in the year ended December 31, 2019 was primarily attributable to a loss on reacquired franchise rights associated with the acquisition of 12 franchisee-owned stores on December 16, 2019. Of the $0.9 million loss in the year ended December 31, 2018 $0.6 million was attributable to the write off of certain assets that were being tested for possible use across the system.

Interest income
Interest income was $7.1 million in the year ended December 31, 2019 compared to $4.7 million in the year ended December 31, 2018. The increase was due to the increase in the Company’s cash balance in connection with the issuance of the 2018 Notes and 2019 Notes as well as cash generated from operations.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $60.9 million in the year ended December 31, 2019 compared to $50.7 million in the year ended December 31, 2018, an increase of $10.1 million, or 19.9%. The increase in interest expense was primarily a result of higher interest expense related to the issuance of $1.2 billion of 2018 Notes in August 2018 and the issuance of $550 million of 2019 Notes in December 2019. Additionally, in the year ended December 31, 2018, we recorded $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B which was repaid in August 2018.
Other income (expense)
Other expense was $6.1 million in the year ended December 31, 2019 compared to expense of $6.2 million in the year ended December 31, 2018. Other expense included $6.0 million and $4.8 million of expense attributable to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the years ended December 31, 2019 and December 31, 2018, respectively. Other income (expense) also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $37.8 million for the year ended December 31, 2019 compared to $28.6 million for the year ended December 31, 2018, an increase of $9.1 million. Of the $9.1 million increase $9.4 million is attributable to our increased income before taxes and increased pro-rata share of income from Pla-Fit Holdings for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock. This was partially offset by a decrease attributable to the remeasurement of our deferred taxes in 2019 in connection with changes in various state tax laws in 2019.
Segment results
Franchise
Franchise segment EBITDA was $192.3 million in the year ended December 31, 2019 compared to $152.6 million in the year ended December 31, 2018, an increase of $39.7 million, or 26.0%. This increase was primarily the result of growth in our franchise segment revenue of $53.4 million, including a $40.9 million increase in royalty revenue primarily driven by $14.6 million attributable to a same store sales increase of 9.0% in franchisee-owned stores, and $12.7 million was attributable to royalties from new stores in 2019, as well as those that opened in 2018 that were not included in the same store sales base. Additionally, $9.5 million was due to higher royalty rates on monthly dues and $4.0 million was due to higher royalty rates on annual fees. Franchise segment revenue also included $50.2 million of NAF revenue in the year ended December 31, 2019 compared to $42.2 million in the year ended December 31, 2018 (see Note 11). Partially offsetting these revenue increases was a $2.3 million decrease in commission income, primarily driven by the Rebate to Royalty Amendment. Franchise segment EBITDA also includes $50.2 million of NAF expense in the year ended December 31, 2019 compared to $42.6 million in the year ended December 31, 2018 (see Note 11). Additionally we had $3.7 million of higher compensation and operational expenses in the year ended December 31, 2019 as compared to the year ended December 31, 2018. Depreciation and amortization was $7.9 million in the year ended December 31, 2019 and $7.9 million in the year ended December 31, 2018.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $65.6 million in the year ended December 31, 2019 compared to $56.7 million in the year ended December 31, 2018, an increase of $8.9 million, or 15.7%. Of the increase, $6.6 million was related to stores included in our same store sales base in the year ended December 31, 2019 as compared to the year ended December 31, 2018. An additional $3.0 million was attributable to the stores acquired and opened since January 1, 2018. Additionally we had $1.2 million increase in EBITDA related to foreign currency which was a gain of $0.5 million in the year ended December 31, 2019 compared to a loss of $0.7 million in the year ended December 31, 2018. Offsetting these increases was $1.8 million of loss on reacquired franchise rights associated with the acquisition of 12 stores in New Jersey on December 16, 2019. Depreciation and amortization was $25.5 million for the year ended December 31, 2019, compared to $20.4 million for the year ended December 31, 2018. The increase in depreciation and amortization was primarily attributable to capital expenditures on existing stores and the acquisition and opening of new corporate-owned stores since January 1, 2018.

Equipment
Equipment segment EBITDA was $59.6 million in the year ended December 31, 2019 compared to $47.6 million in the year ended December 31, 2018, an increase of $12.0 million, or 25.2%. The increase was the result of higher replacement equipment sales to existing franchisee-owned stores, and higher equipment sales to new franchisee-owned stores related to 31 additional new equipment sales in the year ended December 31, 2019 compared to the year ended December 31, 2018. Depreciation and amortization was $5.0 million for the year ended December 31, 2019 and $5.0 million for the year ended December 31, 2018.
Comparison of the years ended December 31, 2018 and December 31, 2017
Revenue
Total revenues were $572.9 million in 2018, compared to $429.9 million in 2017, an increase of $143.0 million, or 33.3%.
Franchise segment revenue was $224.1 million in the year ended December 31, 2018 compared to $150.2 million in the year ended December 31, 2017, an increase of $74.0 million, or 49.3%.
Franchise revenue was $175.3 million in the year ended December 31, 2018 compared to $132.0 million in the year ended December 31, 2017, an increase of $43.3 million or 32.8%. Included in franchise revenue is royalty revenue of $147.2 million, franchise and other fees of $16.6 million, and placement revenue of $11.5 million for the year ended December 31, 2018, compared to royalty revenue of $93.6 million, franchise and other fees of $27.0 million, and placement revenue of $11.4 million for the year ended December 31, 2017. The $53.5 million increase in royalty revenue was primarily driven by $24.6 million due to higher royalty rates on monthly dues and $8.4 million due to higher royalty rates on annual fees, primarily as a result of the franchise agreements that were amended to increase royalty rates by 1.59% in exchange for a corresponding decrease in franchise and other fees as well as reduced commission income (the “Rebate to Royalty Amendment”). Additionally, $10.1 million was attributable to royalties from new stores in 2018, as well as those that opened in 2017 that were not included in the same store sales base, and $10.4 million attributable to a same store sales increase of 10.4% in franchisee-owned stores. The $10.4 million decrease in franchise and other fees includes a $9.9 million decrease driven by the Rebate to Royalty Amendment and a $2.7 million decrease due to lower franchise fee revenue primarily associated with the adoption of ASC 606, partially offset by higher web join income of $2.2 million as a result of a higher web join acquisition rate and a higher number of franchisee-owned stores in the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Commission income, which is included in our franchise segment, was $6.6 million in the year ended December 31, 2018 compared to $18.2 million in the year ended December 31, 2017, a decrease of $11.5 million or 63.5%. The decrease was primarily attributable to the Rebate to Royalty Amendment mentioned above.
National advertising fund revenue was $42.2 million in the year ended December 31, 2018, compared to zero in the year ended December 31, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This revenue is offset by national advertising fund expenses below. See Note 11 in the notes to the consolidated financial statements.
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
National advertising fund expense
National advertising fund expense was $42.6 million in the year ended December 31, 2018, compared to zero in the year ended December 31, 2017, as a result of the adoption of the new revenue recognition standard ASC 606. This expense is primarily offset by national advertising fund revenues. See Note 11 in the notes to the consolidated financial statements.
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
Interest income
Interest income was $4.7 million in the year ended December 31, 2018 compared to $0.1 million in the year ended December 31, 2017. The increase was due to the increase in the Company’s cash balance in connection with the issuance of the 2018 Notes as well as cash generated from operations.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $50.7 million in the year ended December 31, 2018 compared to $35.3 million in the year ended December 31, 2017, an increase of $15.4 million, or 43.6%. The increase in interest expense was primarily a result of higher interest expense related to the issuance of $1.2 billion of 2018 Notes. Additionally, we recorded $4.6 million of losses on extinguishment of debt recorded in connection with the repayment of our Term Loan B which was repaid in August 2018, compared to $1.0 million of losses on the extinguishment of debt related to the write-off of deferred financing costs in connection with the refinancing of our term loan in the year ended December 31, 2017.
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
Segment results
Franchise
Franchise segment EBITDA was $152.6 million in the year ended December 31, 2018 compared to $126.5 million in the year ended December 31, 2017, an increase of $26.1 million, or 20.6%. This increase was primarily the result of growth in our franchise segment revenue of $74.0 million, including a $53.5 million increase in royalty revenue primarily driven by $24.6 million due to higher royalty rates on monthly dues and $8.4 million due to higher royalties on annual fees, primarily as a result of the Rebate to Royalty Amendment. Additionally, $10.1 million was attributable to royalties from new stores in 2018, as well as those that opened in 2017 that were not included in the same store sales base, and $10.4 million attributable to a same store sales increase of 10.4% in franchisee-owned stores. We also had higher web join income of $2.2 million as a result of a higher web join acquisition rate and a higher number of franchisee-owned stores in the year ended December 31, 2018 as compared to the year ended December 31, 2017. In connection with the adoption of ASC 606, franchise segment revenue also included $42.2 million of NAF revenue in the year ended December 31, 2018 compared to zero in the year ended December 31, 2017 (see Note 11). Partially offsetting these revenue increases was a $10.4 million decrease in franchise and other fees and an $11.5 million decrease in commission income, both primarily driven by the Rebate to Royalty Amendment. Franchise segment EBITDA also includes $42.6 million of NAF expense in the year ended December 31, 2018 in connection with the adoption of ASC 606 compared to zero in the year ended December 31, 2017 (see Note 11). Additionally we had $5.3 million of higher compensation and operational expenses in the year ended December 31, 2018 as compared to the year ended December 31, 2017. Depreciation and amortization was $7.9 million in the year ended December 31, 2018 and $8.4 million in the year ended December 31, 2017.
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
Liquidity and Capital Resources
As of December 31, 2019, we had $436.3 million of cash and cash equivalents. In addition, as of December 31, 2019, we had borrowing capacity of $75.0 million under our Variable Funding Notes.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and obligations under our tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures, payments of tax distributions and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” However, our business may not generate sufficient cash flows from operations, and future borrowings may not be available under our Variable Funding Note or otherwise to enable us to service our indebtedness, including our 2018 Notes and 2019 Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the securitized financing facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The following table presents summary cash flow information for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$204,311	$184,399
Investing activities	(110,694)	(86,416)
Financing activities	64,348	109,920
Effect of foreign exchange rates on cash	691	(844)
Net increase in cash	$158,656	$207,059
Operating activities
For the year ended December 31, 2019, net cash provided by operating activities was $204.3 million compared to $184.4 million in the year ended December 31, 2018, an increase of $19.9 million. Of the increase, $36.7 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $16.7 million due to higher cash used for working capital in accounts payable, other assets and other current assets, and equipment deposits, partially offset by higher cash generated due to a decrease in inventory and lower cash payments for income taxes in the year ended December 31, 2019, compared to the year ended December 31, 2018.
Investing activities
For the year ended December 31, 2019, net cash used in investing activities was $110.7 million compared to $86.4 million in the year ended December 31, 2018, an increase in cash used of $24.3 million. This increase in the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher capital expenditures for both new and existing corporate-owned stores and information systems as shown in the table below, and $6.8 million more cash used for the acquisition of stores from franchisees.
Capital expenditures for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
New corporate-owned stores	$17,449	$10,368
Existing corporate-owned stores	23,111	16,792
Information systems	16,745	9,103
Acquisition of building and land	—	4,538
Corporate and all other	585	59
Total capital expenditures	$57,890	$40,860
Financing activities
For the year ended December 31, 2019, net cash provided by financing activities was $64.3 million compared to net cash provided by financing activities of $109.9 million in the year ended December 31, 2018, a decrease of $45.6 million. In the year ended December 31, 2019 we had net proceeds from the issuance and repayments of long-term debt of $527.4 million, $458.2 million of cash used to repurchase and retire 6.1 million shares of our Class A common stock, and distributions to members of Pla-Fit Holdings of $7.4 million. In the year ended December 31, 2018, we had net proceeds from the issuance and repayments of long-term debt of $460.4 million, $342.4 million of cash used to repurchase and retire 5.4 million shares of our Class A common stock and distributions to members of Pla-Fit Holdings of $8.3 million.

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
Investing activities
For the year ended December 31, 2018, net cash used in investing activities was $86.4 million compared to $37.0 million in the year ended December 31, 2017, an increase of $49.4 million. This increase in the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the acquisition of stores from franchisees, higher capital expenditures related to information systems, the acquisition of a building and land, and higher capital expenditures on new corporate-owned stores, partially offset by lower capital expenditures on existing corporate-owned stores and lower corporate costs which were primarily related to the relocation of our corporate headquarters in the prior year as shown in the table below.
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
Securitized Financing Facility
On August 1, 2018, the Master Issuer, a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into the 2018 Indenture under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued the 2018 Class A-2-I Notes with an initial principal amount of $575 million and the 2018 Class A-2-II Notes with an initial principal amount of $625 million. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into the Variable Funding Notes that allow for the issuance of up to $75 million, and certain letters of credit, all of which is currently undrawn. On December 3, 2019 the Master Issuer, issued the 2019 Notes with an initial principal amount of $550 million. The 2019 Notes (together with the 2018 Notes, the “Notes”) were issued under the Indenture. The 2018 Notes, 2019 Notes and Variable Funding Notes (together, the “Securitized Senior Notes”) were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-

owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company (the “securitization entities”) that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2018 Class A-2-I Notes will be repaid in September 2022 and the 2018 Class A-2-II Notes will be repaid in September 2025. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in December 2029 (together, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
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
In connection with the issuance of the 2018 Notes and 2019 Notes, the Company incurred debt issuance costs of $27.1 million and $10.6 million, respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method.
The Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50 million, (v) a leverage ratio cap on the Company of 7.0x (calculated without regard for any indebtedness subject to the $50 million cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
Pursuant to a parent company support agreement, we have agreed to cause our subsidiary to perform each of its obligations (including any indemnity obligations) and duties under the Management Agreement and under the contribution agreements entered into in connection with the securitized financing facility, in each case as and when due. To the extent that our subsidiary has not performed any such obligation or duty within the prescribed time frame after such obligation or duty was required to be performed, we have agreed to either (i) perform such obligation or duty or (ii) cause such obligations or duties to be performed on our behalf.
The Securitized Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled Anticipated Repayment Dates. The Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2019, the Company had restricted cash held by the Trustee of $42.5 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
The proceeds from the issuance of the 2018 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4.6 million within interest expense on the consolidated statement of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility

Share Repurchase Program
2019 share repurchase program
On November 5, 2019, our board of directors approved a share repurchase program of up to $500 million (the “2019 Share Repurchase Program”).
On December 4, 2019, the Company entered into a $300 million accelerated share repurchase agreement (the “2019 ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid JPMC $300 million upfront in cash and received 3,289,924 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240 million. The final number of shares to be repurchased will be determined based on the volume-weighted average stock price of our common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2019 ASR Agreement, and will also be retired upon delivery to us. This has been evaluated as an unsettled forward contract indexed to our own stock, with $60 million classified as a reduction to retained earnings. Final settlement of the 2019 ASR Agreement is expected to be completed during the second quarter of 2020, although the settlement may be accelerated at JPMC’s option. At final settlement, JPMC may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to JPMC. The 2019 ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the 2019 ASR Agreement may be accelerated, extended or terminated early by JPMC and various acknowledgments, representations and warranties made by the parties to one another.
2018 share repurchase program
On August 3, 2018, our board of directors approved an increase to the total amount of the share repurchase program to $500 million (the “2018 Share Repurchase Program”).
On November 13, 2018, the Company entered into a $300 million accelerated share repurchase agreement (the “2018 ASR Agreement”) with Citibank, N.A. (“Citibank”). Pursuant to the terms of the 2018 ASR Agreement, on November 14, 2018, the Company paid Citibank $300 million upfront in cash and received 4,607,410 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240 million. Final settlement of the 2018 ASR Agreement occurred on April 30, 2019. At final settlement, Citibank delivered 524,124 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $58.46 over the term of the 2018 ASR Agreement, which were retired. This was evaluated as an unsettled forward contract indexed to our own stock, with $60 million classified as a reduction to retained earnings at the original date of payment.
Additionally, during the years ended December 31, 2019 and 2018, the Company repurchased at market value and retired 2,272,001 and 824,312 shares of Class A common stock for a total cost of $157.9 million and $42.1 million, respectively, completing the 2018 Share Repurchase Program.
The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and depends on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the 2018 Notes and 2019 Notes and the terms of the 2019 ASR Agreement. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.

Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2019.

	Payments due during the years ending December 31,
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt(1)	$1,735,000	17,500	585,563	23,500	1,108,437
Interest on long-term debt	428,649	74,054	139,744	96,129	118,722
Obligations under tax benefit arrangements(2)	427,216	26,379	53,828	56,105	290,904
Operating leases	212,298	24,756	51,180	48,221	88,141
Advertising commitments(3)	41,311	37,662	3,649	—	—
Purchase obligations(4)	10,434	10,434	—	—	—
Total Contractual Obligations	$2,854,908	$190,785	$833,964	$223,955	$1,606,204

(1)	Long-term debt payments include scheduled principal payments only.

(2)	Timing of payments under tax benefit arrangements is estimated.

(3)	As of December 31, 2019, we had advertising purchase commitments of approximately $41.3 million, including commitments for the NAF.

(4)
Purchase obligations consists of $10.4 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.

Off-Balance Sheet Arrangements
As of December 31, 2019, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $10.3 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2019 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
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
Revenue
The below discussions of franchise, equipment and corporate-owned stores revenue recognition policies are the policies that went into effect beginning on January 1, 2018 with the adoption of ASC 606. For periods prior to January 1, 2018, we applied the policies under ASC 605. See Note 2 in Item 8: Financial Statements for a discussion of the policies in place under ASC 605.
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, the recognition of deferred revenue from initial and renewal franchise fees, fees from area development agreements (“ADAs”), and transfer fees, as well as equipment placement revenue, other fees and commission income.
The Company’s primary performance obligation under the franchise license is granting certain rights to use the Company’s intellectual property, and all other services the Company provides under the ADA and franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied by granting certain rights to use our intellectual property over the term of each franchise agreement.
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
Additionally, under ASC 606, initial and renewal franchise fees, as well as transfer fees, are recognized as revenue on a straight-line basis over the term of the respective franchise agreement. Under the Previous Standards, initial franchise fees were recognized as revenue when the related franchisees signed a lease and completed the Company’s new franchisee training. Renewal franchise fees and transfer fees were recognized as revenue upon execution of a new franchise agreement. Our performance obligation under ADAs generally consists of an obligation to grant geographic exclusive area development rights. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise agreement signed by the franchisee. The pro-rata amount apportioned to each franchise agreement is accounted for identically to the initial franchise fee.
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

Leases
The below discussions of lease accounting policies are the policies that went into effect beginning on January 1, 2019 with the adoption of ASC 842. For periods prior to January 1, 2019 we applied the policies under ASC 840. See Note 2 in Item 8: Financial Statements for a discussion of the policies in place under ASC 840.
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
At the inception of each lease, we determine its appropriate classification as an operating or financing lease. The majority of our leases are operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right of use (“ROU”) assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using our Notes.
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
We expend cash for leasehold improvements and to build out and equip our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents otherwise payable by us, or a combination thereof. When contractually due to us, we classify tenant improvement allowances within property and equipment and as a reduction of the ROU asset on the consolidated balance sheets and depreciate the tenant improvement allowance on a straight-line basis over the lease term.
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
The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. Our valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. For re-acquired franchise rights with terms that are either favorable or unfavorable (from our perspective) to the terms included in our current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Subsequent to the adoption of ASC 842 on January 1, 2019, these are recorded as a component of the ROU asset and prior to the adoption of ASC 842 were recorded as intangible assets. Deferred revenue is valued based on our estimated costs to fulfill the obligations assumed, plus a normal profit margin. No deferred revenue amounts are recognized for enrollment fees in our business combinations as there is no remaining obligation.
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Store-level assets are grouped by store and assessed on a store by store basis for the purpose of the impairment assessment. There were no impairment charges recorded during the years ended December 31, 2019, 2018 and 2017.
Goodwill has been assigned to our reporting units for purposes of impairment testing. Our reporting units are Franchise, Corporate-owned stores and Equipment, which are the same as our reportable segments. The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment is not required. In 2019, the qualitative assessment was utilized to assess goodwill for impairment in each of our reporting units.
We evaluate the remaining useful lives of our trade and brand name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade and brand name intangible asset impairment test consists of a comparison of the fair value to the carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess our indefinite lived intangible assets for impairment in 2019.
Currently, we have selected the last day of our year as the date on which to perform our annual impairment tests for goodwill and indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of goodwill or indefinite lived intangible assets was recorded during the years ended December 31, 2019, 2018 and 2017.
Equity-based compensation
We have equity-based compensation plans under which we receive services from our employees as consideration for equity instruments of the Company, including stock options, restricted stock units, performance share units, and an employee stock purchase plan. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period.
Income taxes
Planet Fitness, Inc. is the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including Planet Fitness, Inc., on a pro rata basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the Company’s allocable share of any taxable income of Pla-Fit Holdings. The Company is also subject to taxes in foreign jurisdictions.
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, we have recorded a liability of $427.2 million, payable to the Direct TSG Investors and the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments we anticipate being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the tax benefit arrangements and our consolidated results of operations.
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
The securitized financing facility includes the 2018 Notes and the 2019 Notes, which are fixed interest rate notes, and up to $75.0 million of Variable Funding Notes. The Company’s predominantly fixed-rate debt structure has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on borrowings under the Variable Funding Notes. As of December 31, 2019, the Variable Funding Notes are undrawn.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2019, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases. Additionally, as discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of ASC Topic 606, Revenue from contracts with customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the adoption of Accounting Standards Codification Topic 842, Leases
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company adopted ASC Topic 842 on January 1, 2019. ASC Topic 842 requires, among other things, a lessee to recognize a right-of-use asset and lease liability for all operating leases with a lease term greater than 12 months. Operating leases were previously not recognized on the balance sheet under prior US GAAP (ASC Topic 840, Leases). As part of the adoption, approximately $130,000 thousand of right-of-use assets and lease liabilities related to operating leases were recognized in the consolidated balance sheet as of the adoption date.
We identified the evaluation of the adoption of ASC Topic 842 as a critical audit matter due to the subjectivity and complexity associated with determining the discount rates used to discount the unpaid lease payments to present value inherent in the adoption and implementation.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ASC Topic 842 implementation process related to the Company’s evaluation and selection of inputs used to calculate the discount rates used to discount the unpaid lease payments to present value. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s discount rates by comparing the Company’s inputs to the discount rates to publicly available data and assessing the resulting discount rates.
Evaluation of deferred tax assets recorded for exchange transactions under tax benefit arrangements
As discussed in Notes 1, 2 and 16, the Company is the sole managing member of Pla-Fit Holdings, LLC (Pla-Fit Holdings) which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Pursuant to an exchange agreement with the Company, certain equity owners of Pla-Fit Holdings have the right to exchange their Pla-Fit Holdings units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock. Upon such an exchange, deferred tax assets are created as a result of an increase in tax basis that is generated by the exchange. During the year ended December 31, 2019, the Company recorded $20,374 thousand of deferred tax assets associated with these exchanges. As of December 31, 2019, the Company has recorded $46,966 thousand of deferred tax assets related to historical exchanges.
We identified the evaluation of deferred tax assets recorded for exchange transactions under tax benefit arrangements as a critical audit matter due to the complexity of the calculations. In particular, a high degree of auditor judgment was required to perform procedures over the key inputs to the calculation of (1) the tax basis of assets and liabilities of Pla-Fit Holdings, (2) calculations of the tax basis per unit used in exchanges, and (3) the total amount received by the unit holder in the exchanges.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the deferred tax calculation, including controls over the key inputs to the calculation. For a sample of transactions we (1) recalculated and obtained underlying documentation for the determination of the tax basis for relevant assets and liabilities of Pla-Fit Holdings, (2) recalculated the tax basis per unit used in the exchanges and (3) compared the total amount received by the unit holder used in the exchange calculation to underlying documentation. We involved merger and acquisition tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax law for the exchanges.
Evaluation of the initial measurement of the reacquired franchise right intangible asset obtained in the New Jersey acquisition
As discussed in Note 5 to the consolidated financial statements, on December 16, 2019, the Company purchased from one of its franchisees certain assets associated with twelve franchisee-owned stores in New Jersey. As a result of the transaction, the Company reacquired franchise rights that it had previously granted to these twelve franchisee-owned stores in New Jersey. The acquisition-date fair value for the reacquired franchise right intangible asset was $9,480 thousand.
We identified the evaluation of the initial measurement of the reacquired franchise right intangible asset obtained in the New Jersey acquisition as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted cash flows used  to calculate the acquisition-date fair value of the reacquired franchise right intangible asset. In addition, the discounted cash flow included the following key assumptions for which there was limited observable market information, and the calculated fair value of such asset was sensitive to possible changes to these assumptions:

•	forecasted revenues for the remaining franchise term;

•	forecasted earnings before interest and taxes (“EBIT”) for the remaining franchise term; and

•	the discount rate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process to develop the key assumptions, including controls related to the analysis of the assumptions based on a market participant view. We evaluated the Company’s forecasted revenue for the acquired stores by comparing forecasted revenue growth rates to industry reports, historical actual growth rates of the acquired stores and comparable locations from the Company’s existing store base. We evaluated the Company’s forecasted EBIT by comparing certain operating expenses to comparable locations from the Company’s existing store base and other underlying documentation. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate; and

•
testing the estimate of the fair value of the reacquired franchise right intangible asset using the Company’s cash flow assumptions and discount rate, and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 28, 2020

Planet Fitness, Inc. and subsidiaries
Consolidated balance sheets
(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$436,256	$289,431
Restricted cash	42,539	30,708
Accounts receivable, net of allowance for bad debts of $111 and $84 at December 31, 2019 and 2018, respectively	42,268	38,960
Inventory	877	5,122
Prepaid expenses	8,025	4,947
Other receivables	9,226	12,548
Income tax receivable	947	6,824
Total current assets	540,138	388,540
Property and equipment, net	145,481	114,367
Right-of-use assets, net	155,633	—
Intangible assets, net	233,921	234,330
Goodwill	227,821	199,513
Deferred income taxes	412,293	414,841
Other assets, net	1,903	1,825
Total assets	$1,717,190	$1,353,416
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$12,000
Accounts payable	21,267	30,428
Accrued expenses	31,623	32,384
Equipment deposits	3,008	7,908
Deferred revenue, current	27,596	23,488
Payable pursuant to tax benefit arrangements, current	26,468	24,765
Other current liabilities	18,016	430
Total current liabilities	145,478	131,403
Long-term debt, net of current maturities	1,687,505	1,160,127
Deferred rent, net of current portion	—	10,083
Lease liabilities, net of current portion	152,920	—
Deferred revenue, net of current portion	34,458	26,374
Deferred tax liabilities	1,116	2,303
Payable pursuant to tax benefit arrangements, net of current portion	400,748	404,468
Other liabilities	2,719	1,447
Total noncurrent liabilities	2,279,466	1,604,802
Commitments and contingencies (note 17)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 78,525 and 83,584 shares issued and outstanding as of December 31, 2019 and 2018, respectively	8	9
Class B common stock, $.0001 par value - 100,000 shares authorized, 8,562 and 9,448 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Accumulated other comprehensive income	303	94
Additional paid in capital	29,820	19,732
Accumulated deficit	(736,587)	(394,410)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(706,455)	(374,574)
Non-controlling interests	(1,299)	(8,215)
Total stockholders’ deficit	(707,754)	(382,789)
Total liabilities and stockholders’ deficit	$1,717,190	$1,353,416
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of operations
(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Revenue:
Franchise	$223,139	$175,314	$131,983
Commission income	4,288	6,632	18,172
National advertising fund revenue	50,155	42,194	—
Corporate-owned stores	159,697	138,599	112,114
Equipment	251,524	210,159	167,673
Total revenue	688,803	572,898	429,942
Operating costs and expenses:
Cost of revenue	194,449	162,646	129,266
Store operations	86,108	75,005	60,657
Selling, general and administrative	78,818	72,446	60,369
National advertising fund expense	50,153	42,619	—
Depreciation and amortization	44,346	35,260	31,761
Other loss	1,846	878	353
Total operating costs and expenses	455,720	388,854	282,406
Income from operations	233,083	184,044	147,536
Other income (expense), net:
Interest income	7,053	4,681	54
Interest expense	(60,852)	(50,746)	(35,337)
Other (expense) income, net	(6,107)	(6,175)	316,928
Total other (expense) income, net	(59,906)	(52,240)	281,645
Income before income taxes	173,177	131,804	429,181
Provision for income taxes	37,764	28,642	373,580
Net income	135,413	103,162	55,601
Less net income attributable to non-controlling interests	17,718	15,141	22,455
Net income attributable to Planet Fitness, Inc.	$117,695	$88,021	$33,146
Net income per share of Class A common stock:
Basic	$1.42	$1.01	$0.42
Diluted	$1.41	$1.00	$0.42
Weighted-average shares of Class A common stock outstanding:
Basic	82,977	87,235	78,910
Diluted	83,619	87,675	78,972

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of comprehensive income
(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income including non-controlling interests	$135,413	$103,162	$55,601
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	—	989	1,143
Foreign currency translation adjustments	209	(200)	26
Total other comprehensive income, net	209	789	1,169
Total comprehensive income including non-controlling interests	135,622	103,951	56,770
Less: total comprehensive income attributable to non-controlling interests	17,718	15,189	22,707
Total comprehensive income attributable to Planet Fitness, Inc.	$117,904	$88,762	$34,063
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of cash flows
(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$135,413	$103,162	$55,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,346	35,260	31,761
Amortization of deferred financing costs	5,454	3,400	1,935
Amortization of favorable leases and asset retirement obligations	237	375	334
Amortization and settlement of interest rate caps	—	1,170	1,755
Deferred tax expense	21,625	23,933	372,422
Loss (gain) on re-measurement of tax benefit arrangement	5,966	4,765	(317,354)
Provision for bad debts	87	19	(19)
(Gain) loss on disposal of property and equipment	(159)	462	(159)
Loss on extinguishment of debt	—	4,570	79
Third party debt refinancing expense	—	—	1,021
Loss on reacquired franchise rights	1,810	360	—
Equity-based compensation	4,826	5,479	2,531
Changes in operating assets and liabilities:
Accounts receivable	(895)	(1,923)	(10,481)
Due from related parties	(472)	3,598	(604)
Inventory	4,244	(2,430)	(890)
Other assets and other current assets	(3,198)	5,778	(2,981)
Accounts payable and accrued expenses	(6,268)	14,506	4,210
Other liabilities and other current liabilities	1,687	(2,835)	(470)
Income taxes	6,231	194	(3,027)
Payments pursuant to tax benefit arrangements	(24,998)	(30,493)	(11,446)
Equipment deposits	(4,900)	1,410	4,328
Deferred revenue	11,452	9,640	1,276
Deferred rent	1,823	3,999	1,199
Net cash provided by operating activities	204,311	184,399	131,021
Cash flows from investing activities:
Additions to property and equipment	(57,890)	(40,860)	(37,722)
Acquisitions of franchises	(52,613)	(45,752)	—
Proceeds from sale of property and equipment	109	196	680
Purchase of intellectual property	(300)	—	—
Net cash used in investing activities	(110,694)	(86,416)	(37,042)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	550,000	1,200,000	—
Proceeds from issuance of Class A common stock	2,863	1,209	480
Principal payments on capital lease obligations	(93)	(47)	(22)
Repayment of long-term debt	(12,000)	(712,469)	(7,185)
Payment of deferred financing and other debt-related costs	(10,577)	(27,133)	(1,278)
Premiums paid for interest rate caps	—	—	(366)
Repurchase and retirement of Class A common stock	(458,166)	(342,383)	—
Dividend equivalent paid to members of Pla-Fit Holdings	(243)	(957)	(1,974)
Distributions to members of Pla-Fit Holdings	(7,436)	(8,300)	(11,358)
Net cash provided by (used in) financing activities	64,348	109,920	(21,703)
Effects of exchange rate changes on cash and cash equivalents	691	(844)	411
Net increase in cash, cash equivalents and restricted cash	158,656	207,059	72,687
Cash, cash equivalents and restricted cash, beginning of period	320,139	113,080	40,393
Cash, cash equivalents and restricted cash, end of period	$478,795	$320,139	$113,080
Supplemental cash flow information:
Net cash paid for income taxes	$10,001	$5,016	$3,722
Cash paid for interest	$53,713	$38,624	$31,418
Non-cash investing activities:
Non-cash additions to property and equipment	$2,827	$5,451	$861
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statement of changes in equity
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	61,314	6	37,185	4	(1,174)	34,467	(164,062)	(83,996)	(214,755)
Net income	—	—	—	—	—	—	33,146	22,455	55,601
Equity-based compensation expense	—	—	—	—	—	2,565	(34)	—	2,531
Repurchase and retirement of Class B common stock	—	—	(150)	—	—	—	—	—	—
Exchanges of Class B common stock	25,842	3	(25,842)	(3)	(391)	(54,042)	—	54,433	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	28,648	—	—	28,648
Exercise of stock options and vesting of restricted share units	32	—	—	—	—	480	—	—	480
Dividend paid to holders of Class A common stock	—	—	—	—	—	—	32	417	449
Dividend equivalents paid or payable	—	—	—	—	—	—	(48)	(11,012)	(11,060)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	917	—	—	252	1,169
Balance at December 31, 2017	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	88,021	15,141	103,162
Equity-based compensation expense	—	—	—	—	—	5,482	(3)	—	5,479
Retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exchanges of Class B common stock	1,736	—	(1,736)	—	1	(3,067)	—	3,066	—
Repurchase and retirement of Class A common stock	(5,431)	—	—	—	—	719	(342,383)	(719)	(342,383)
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	3,271	—	—	3,271
Exercise of stock options and vesting of restricted share units	91	—	—	—	—	1,209	—	—	1,209
Forfeiture of dividend equivalents	—	—	—	—	—	—	113	—	113
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(8,300)	(8,300)
Cumulative effect adjustment (Note 11)	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive loss	—	—	—	—	741	—	—	48	789
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	117,695	17,718	135,413
Equity-based compensation expense	—	—	—	—	—	4,826	—	—	4,826
Exchanges of Class B common stock	886	—	(886)	—	—	(1,172)	—	1,172	—
Repurchase and retirement of Class A common stock	(6,086)	(1)		—	—	488	(458,165)	(488)	(458,166)
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	3,156	—	—	3,156
Exercise of stock options and vesting of restricted share units	141	—	—	—	—	2,790	—	—	2,790
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(7,436)	(7,436)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(4,050)	(4,050)
Cumulative effect adjustment (Note 7)	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive loss	—	—	—	—	209	—	—	—	209
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 14.4 million members and 2,001 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia as of December 31, 2019.
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
Secondary offerings
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
In addition to the secondary offering transactions described above, during the years ended December 31, 2019, 2018 and 2017, certain Continuing LLC Owners have exercised their exchange rights and exchanged 885,810, 1,736,020 and 4,762,943 Holdings Units, respectively, for 885,810, 1,736,020 and 4,762,943 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 885,810, 1,736,020 and 4,762,943 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 885,810, 1,736,020 and 4,762,943 Holdings Units during the years ended December 31, 2019, 2018 and 2017, respectively, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

As of December 31, 2019, the Company held 100% of the voting interest, and approximately 90.2% of the economic interest in Pla-Fit Holdings and the Continuing LLC Owners held the remaining 9.8% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. For the year ended December 31, 2019, purchases from three equipment vendors comprised 48%, 35% and 12%, respectively, of total equipment purchases. For the year ended December 31, 2018 purchases from two equipment vendors comprised 76% and 13%, respectively, of total equipment purchases. For the year ended December 31, 2017 purchases from one equipment vendor comprised 91% of total equipment purchases.
The Company, including the NAF, uses various vendors for advertising services. For the year ended December 31, 2019, purchases from two vendors comprised 38% and 15%, respectively, of total advertising purchases. For the year ended December 31, 2018 purchases from one vendor comprised 65% of total advertising purchases, and for the year ended December 31, 2017 purchases from one vendor comprised 63% of total advertising purchases (see Note 4 for further discussion of the NAF).

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash held within the NAF is recorded as a restricted asset (see Note 4).
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2019, the Company had restricted cash held by the Trustee of $42,539. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(e) Revenue recognition
Revenue from Contracts with Customers
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of Previous Standards. The $9,192 cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 stockholders’ deficit (see Note 11).
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
Revenue Recognition Significant Accounting Policies under ASC 606
The Company’s revenues are comprised of franchise revenue, equipment revenue, and corporate-owned stores revenue.
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, initial and successor franchise fees and upfront fees from area development agreements (“ADAs”), transfer fees, equipment placement revenue, other fees and commission income.
The Company’s primary performance obligation under the franchise license is granting certain rights to use the Company’s intellectual property, and all other services the Company provides under the ADA and franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for under ASC 606 as a single performance obligation, which is satisfied by granting certain rights to use our intellectual property over the term of each franchise agreement.
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
Additionally, under ASC 606, initial and successor franchise fees, as well as transfer fees, are recognized as revenue on a straight-line basis over the term of the respective franchise agreement. Under the Previous Standards, initial franchise fees were recognized as revenue when the related franchisees signed a lease and completed the Company’s new franchisee training. Successor franchise fees and transfer fees were recognized as revenue upon execution of a new franchise agreement. Our ADAs generally consist of an obligation to grant geographic exclusive area development rights. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise agreement signed by the franchisee. The pro-rata amount apportioned to each franchise agreement is accounted for identically to the initial franchise fee.
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
(i) Selling, general and administrative
Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $7,063, $5,397, and $4,601, for the years ended December 31, 2019, 2018 and 2017, respectively.
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
(k) Leases and asset retirement obligations
Topic 842 - Leases
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from ASC Topic 840, Leases (the “Previous Standard”) on January 1, 2019 using the effective date as our date of initial application. Our Financial Statements reflect the application of ASC 842 guidance beginning in 2019, while our consolidated financial statements for prior periods were prepared under the guidance of Previous Standards. Upon transition to the new guidance on January 1, 2019, the Company recognized approximately $130,000 of operating lease liabilities. Additionally, the Company recorded ROU assets in a corresponding amount, net of amounts reclassified from other assets and liabilities, including deferred rent, tenant improvement allowances, and favorable lease assets, as specified by the new lease guidance. In connection with the election of the hindsight practical expedient related to reassessing lease terms for existing leases as of January 1, 2019, the Company recorded a cumulative transition adjustment of $1,713, net of tax, which is reflected as an adjustment to January 1, 2019 stockholders’ deficit.
Our transition to ASC 842 represents a change in accounting principle. The standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.
Significant Lease Accounting Policies under ASC 842
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
At the inception of each lease, we determine its appropriate classification as an operating or financing lease. The majority of our leases are operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right of use (“ROU”) assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using our Notes.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The Company has an immaterial amount of non-real estate leases that are accounted for as finance leases under ASC 842, which is similar to the accounting for capital leases under the Previous Standard.
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
Lease Accounting Policies under Previous Standards, prior to January 1, 2019 if different than under ASC 842
The Company recognizes rent expense related to leased office and operating space on a straight-line basis over the term of the lease. The difference between rent expense and rent paid, if any, as a result of escalation provisions and lease incentives, such as tenant improvements provided by lessors, and is recorded as deferred rent in the Company’s consolidated balance sheets.
Asset retirement obligations
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

(m) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses, net of amounts reimbursed by franchisees, are included within store operations and selling, general and administrative expenses and totaled $13,749, $12,101, and $9,906 for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 4 for discussion of the national advertising fund.
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
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2019 the Company has recorded a liability of $427,216 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The carrying value and estimated fair value of long-term debt as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019		December 31, 2018
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(2)
Long-term debt	$1,735,000	$1,765,805	$1,197,000	$1,188,985
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
(t) Equity-based compensation
The Company has an equity-based compensation plan under which it receives services from employees and directors as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 14 for further information.
(u) Business combinations
The Company accounts for business combinations using the purchase method of accounting which results in the assets acquired and liabilities assumed being recorded at fair value.
The valuation methodologies used are based on the nature of the asset or liability. The significant assets and liabilities measured at fair value include property and equipment, intangible assets, including trade names, member relationships and re-acquired franchise rights, deferred revenue and favorable and unfavorable leases.
The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. The valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. For re-acquired franchise rights with terms that are either favorable or unfavorable (from the Company’s perspective) to the terms included in the Company’s current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Subsequent to the adoption of ASC 842 on January 1, 2019, these are recorded as a component of the ROU asset and prior to the adoption of ASC 842 were recorded as intangible assets. Deferred revenue is valued based on estimated costs to fulfill the obligations assumed, plus a normal profit margin. No deferred revenue amounts are recognized for enrollment fees in the Company’s business combinations as there is no remaining obligation.
The Company considers its trade and brand name intangible assets to have an indefinite useful life, and, therefore, these assets are not amortized but rather are tested for impairment annually as discussed above. Amortization of re-acquired franchise rights and franchisee relationships is recorded over the respective franchise terms using the straight-line method which the Company believes approximates the period during which the related benefits are expected to be received. Member relationships are amortized on an accelerated basis based on expected attrition. Favorable and unfavorable operating leases are amortized into rental expense over the lease term of the respective leases using the straight-line method.
(v) Guarantees
The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 3 and Note 17 for further discussion of such obligations guaranteed.
(w) Contingencies
The Company records estimated future losses related to contingencies when such amounts are probable and estimable. The Company includes estimated legal fees related to such contingencies as part of the accrual for estimated future losses.
(x) Reclassifications
Certain amounts have been reclassified to conform to current year presentation.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(y) Recent accounting pronouncements
The FASB issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, in September 2014. This guidance requires that an entity recognize revenue to depict the transfer of a promised good or service to its customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for such transfer. This guidance also specifies accounting for certain costs incurred by an entity to obtain or fulfill a contract with a customer and provides for enhancements to revenue specific disclosures intended to allow users of the financial statements to clearly understand the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with its customers. The Company adopted this new guidance in fiscal year 2018 utilizing the modified retrospective method. See above for revenue recognition policies and Note 11.
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases, in February 2016. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement. The Company adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. See above for lease accounting policies and Note 7.
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
(3) Variable interest entities
The carrying values of VIEs included in the consolidated financial statements as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,682	$—	$4,787	$—
MMR	$2,206	—	$3,563	—
Total	$4,888	$—	$8,350	$—

The Company also has variable interests in certain franchisees through the guarantee of certain lease agreements. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $10,309 and $732 as of December 31, 2019 and 2018, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the ultimate settlement estimated to be incurred from the Company’s involvement with these entities, which is not material. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met.
(4) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects 2% of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements, which subsequent to the adoption of ASC 606 is reflected on January 1, 2018, is reflected as NAF revenue on the consolidated statements of operations (see Note 2 and Note 11). The Company also contributes 2% of monthly membership billings from stores owned by the Company to the NAF, which is reflected in store operations expense in the consolidated statements of operations. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the consolidated balance sheets. Beginning in 2018 with the adoption of ASC 606, the Company records all revenues of the NAF within franchise revenue and all expenses of the NAF within the operating expenses on the consolidated statement of operations (see Note 2 and Note 11). The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $2,177, $2,472 and $2,150 for the years ended December 31, 2019, 2018 and 2017, respectively. Beginning in the year ended December 31, 2018, subsequent to the adoption of ASC 606, the fees paid to the Company by the NAF are reflected as expense in the NAF expense line, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations (see Note 2 and Note 11). For the year ended December 31, 2017 the fees paid to the Company by the NAF are included in the consolidated statements of operations as a reduction in general and administrative expense, where the expense incurred by the Company was initially recorded.
(5) Acquisition
New Jersey Acquisition
On December 16, 2019, the Company purchased from one of its franchisees certain assets associated with twelve franchisee-owned stores in New Jersey for a cash payment of $37,812. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,810, which has been reflected in other operating costs in the statement of operations. The loss incurred reduced the net purchase price to $36,002. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
The preliminary purchase consideration was allocated as follows:

Amount
Fixed assets	$3,044
Reacquired franchise rights	9,480
Customer relationships	940
Favorable leases, net	1,508
Reacquired area development rights	90
Other assets	314
Goodwill	21,069
Liabilities assumed, including deferred revenues	(443)
$36,002

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
The acquisition was not material to the results of operations of the Company.
(6) Property and equipment
Property and equipment as of December 31, 2019 and 2018 consists of the following:

	December 31, 2019	December 31, 2018
Land	$1,341	$1,341
Equipment	51,039	40,895
Leasehold improvements	97,977	76,832
Buildings and improvements	8,589	8,632
Furniture & fixtures	19,129	13,827
Information technology and systems assets	35,419	17,238
Other	2,192	1,593
Construction in progress	3,416	7,095
	219,102	167,453
Accumulated Depreciation	(73,621)	(53,086)
Total	$145,481	$114,367

The Company recorded depreciation expense of $27,987, $19,540, and $13,886 for the years ended December 31, 2019, 2018 and 2017, respectively.
(7) Leases
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

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using our Notes.
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

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Right of use asset, net	$155,633
Finance lease assets	Property and equipment, net of accumulated depreciation	309
Total lease assets		$155,942

Liabilities
Current:
Operating	Other current liabilities	$16,755
Noncurrent:
Operating	Lease liabilities, net of current portion	152,920
Financing	Other liabilities	333
Total lease liabilities		$170,008

Weighted-average remaining lease term (years) - operating leases		8.6

Weighted-average discount rate - operating leases		5.0%

For the year ended December 31, 2019, the components of lease cost were as follows:

December 31, 2019
Operating lease cost	$20,635
Variable lease cost	8,323
Total lease cost	$28,958

Rental expense was $24,900 and $20,296 for the years ended December 31, 2018 and 2017, respectively.

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2019
Cash paid for lease liabilities	$19,502
Operating assets obtained in exchange for operating lease liabilities	$43,016

As of December 31, 2019, maturities of lease liabilities were as follows:

Amount
2020	$24,756
2021	25,471
2022	25,709
2023	25,144
2024	23,077
Thereafter	88,141
Total lease payments	$212,298
Less: imputed interest	42,290
Present value of lease liabilities	$170,008

As of December 31, 2019, operating lease payments exclude approximately $19,235 of legally binding minimum lease payments for leases signed but not yet commenced.

As of December 31, 2018, under the previous accounting guidance for leases, approximate annual future commitments under noncancelable operating leases were as follows:

Amount
2019	$15,911
2020	15,219
2021	13,454
2022	12,561
2023	11,133
Thereafter	45,324
Total	$113,602

(8) Goodwill and intangible assets
A summary of goodwill and intangible assets at December 31, 2019 and 2018 is as follows:

December 31, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	(112,114)	$61,919
Reacquired franchise rights	8.0	37,660	(12,258)	25,402
		211,693	(124,372)	87,321
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(124,372)	$233,921
Goodwill		$227,821	$—	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

December 31, 2018	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$173,063	(99,439)	$73,624
Favorable leases	8.0	4,017	(2,345)	1,672
Reacquired franchise rights	7.0	21,349	(8,615)	12,734
		198,429	(110,399)	88,030
Indefinite-lived intangible:
Trade and brand names	N/A	146,300	—	146,300
Total intangible assets		$344,729	$(110,399)	$234,330
Goodwill		$199,513	$—	$199,513

A rollforward of goodwill during the years ended December 31, 2019 or 2018 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2017	16,938	67,377	92,666	176,981
Acquisition of franchisee-owned stores	—	22,532	—	22,532
As of December 31, 2018	16,938	89,909	92,666	199,513
Acquisition of franchisee-owned stores	—	28,308	—	28,308
As of December 31, 2019	16,938	118,217	92,666	227,821

In connection with the adoption of ASC 842, as of January 1, 2019, the Company has derecognized the favorable leases intangible asset, and the favorable leases balance is now included in the ROU asset, net balance (Note 7). The Company determined that no impairment charges were required during any periods presented, and the increase to goodwill was due to the acquisition of sixteen franchisee-owned stores in 2019 (Note 5).
Amortization expense related to the intangible assets totaled $16,359, $15,720, and $17,876 for the years ended December 31, 2019, 2018 and 2017, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2019 is as follows:

Amount
2020	$16,845
2021	16,636
2022	16,728
2023	16,558
2024	14,067
Thereafter	6,487
Total	$87,321

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(9) Long-term debt
Long-term debt as of December 31, 2019 and 2018 consists of the following:

	December 31, 2019	December 31, 2018
2018-1 Class A-2-I notes	$567,813	$573,563
2018-1 Class A-2-II notes	617,187	623,437
2019-1 Class A-2 notes	550,000	—
Total debt, excluding deferred financing costs	1,735,000	1,197,000
Deferred financing costs, net of accumulated amortization	(29,995)	(24,873)
Total debt	1,705,005	1,172,127
Current portion of long-term debt and Variable Funding Note	17,500	12,000
Long-term debt, net of current portion	$1,687,505	$1,160,127

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75,000 in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit, all of which is currently undrawn. On December 3, 2019 the Master Issuer, issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Senior Securitized Notes and that have pledged substantially all of their assets to secure the Senior Securitized Notes.
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2018 Class A-2-I Notes will be repaid in September 2022 and the 2018 Class A-2-II Notes will be repaid in September 2025. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in December 2029 (together, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
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
In connection with the issuance of the 2018 Notes and 2019 Notes, the Company incurred debt issuance costs of $27,133 and $10,577, respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method.
The Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitized Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled Anticipated Repayment Dates. The Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2019, the Company had restricted cash held by the Trustee of $42,539. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
The proceeds from the issuance of the 2018 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4,570 within interest expense on the consolidated statement of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility. In connection with the repayment of the Term Loan B, the Company terminated the related interest rate caps with notional amounts totaling $219,837, which had been designated as a cash flow hedge. See Note 10 for more information on the interest rate caps.
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
Future annual principal payments of long-term debt as of December 31, 2019 are as follows:

Amount
2020	$17,500
2021	17,500
2022	568,063
2023	11,750
2024	11,750
Thereafter	1,108,437
Total	$1,735,000

(10) Derivative instruments and hedging activities
Prior to the August 1, 2018 refinancing transactions described in Note 9, the Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of December 31, 2019 and December 31, 2018, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the 2018 Notes, the Company terminated the interest rate caps it had entered into in order to hedge interest expense on its previously outstanding term loans. During 2018, the Company recognized all unrealized gains and losses associated with its then-existing interest rate caps due to either termination or maturity. The Company recorded an increase to the value of its interest rate caps of $1,143 net of tax of $280 for the year ended December 31, 2017 within other comprehensive income (loss).
(11) Revenue recognition
Revenue from Contracts with Customers
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of Previous Standards. The $9,192 cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 stockholders’ deficit.
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
Contract Liabilities

Contract liabilities consist of deferred revenue resulting from initial and successor franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and December 31, 2019,

Contract liabilities
Balance at December 31, 2018	$49,862
Revenue recognized that was included in the contract liability at the beginning of the year	(25,600)
Increase, excluding amounts recognized as revenue during the period	37,792
Balance at December 31, 2019	$62,054

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2020	$27,596
2021	3,748
2022	3,410
2023	3,310
2024	3,050
Thereafter	20,940
Total	$62,054

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The summary set forth below represents the balances in deferred revenue as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Prepaid membership fees	$7,231	$6,085
Enrollment fees	915	1,104
Equipment discount	3,796	3,855
Annual membership fees	12,185	10,142
Area development and franchise fees	37,927	28,676
Total deferred revenue	62,054	49,862
Long-term portion of deferred revenue	34,458	26,374
Current portion of deferred revenue	$27,596	$23,488

Equipment deposits received in advance of delivery as of December 31, 2019 and 2018 were $3,008 and $7,908, respectively and are expected to be recognized as revenue in the next twelve months.
Financial Statement Impact of Transition to ASC 606

As noted above, we transitioned to ASC 606 using the modified retrospective method on January 1, 2018. The cumulative effect of this transition to applicable contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to stockholders’ deficit as of that date. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	As Reported December 31,	Total adjustments	Adjusted January 1,
	2017		2018
Assets
Current assets:
Cash and cash equivalents	$113,080	$—	$113,080
Accounts receivable, net	37,272	—	37,272
Due from related parties	3,020	—	3,020
Inventory	2,692	—	2,692
Restricted assets – national advertising fund	499	—	499
Prepaid expenses	3,929	—	3,929
Other receivables	9,562	—	9,562
Other current assets	6,947	—	6,947
Total current assets	177,001	—	177,001
Property and equipment, net	83,327	—	83,327
Intangible assets, net	235,657	—	235,657
Goodwill	176,981	—	176,981
Deferred income taxes	407,782	3,285	411,067
Other assets, net	11,717	—	11,717
Total assets	$1,092,465	$3,285	$1,095,750
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt	$7,185	$—	$7,185
Accounts payable	28,648	—	28,648
Accrued expenses	18,590	—	18,590
Equipment deposits	6,498	—	6,498
Restricted liabilities – national advertising fund	490	—	490
Deferred revenue, current	19,083	(764)	18,319
Payable pursuant to tax benefit arrangements, current	31,062	—	31,062
Other current liabilities	474	—	474
Total current liabilities	112,030	(764)	111,266
Long-term debt, net of current maturities	696,576	—	696,576
Deferred rent, net of current portion	6,127	—	6,127
Deferred revenue, net of current portion	8,440	13,241	21,681
Deferred tax liabilities	1,629	—	1,629
Payable pursuant to tax benefit arrangements, net of current portion	400,298	—	400,298
Other liabilities	4,302	—	4,302
Total noncurrent liabilities	1,117,372	13,241	1,130,613
Stockholders’ equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive loss	(648)	—	(648)
Additional paid in capital	12,118	—	12,118
Accumulated deficit	(130,966)	(9,192)	(140,158)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(119,486)	(9,192)	(128,678)
Non-controlling interests	(17,451)	—	(17,451)
Total stockholders’ deficit	(136,937)	(9,192)	(146,129)
Total liabilities and stockholders’ deficit	$1,092,465	$3,285	$1,095,750

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

•	An increase to deferred income taxes, net of $3,285 for the tax effects of the adjustment noted above, with a corresponding increase to stockholders’ equity.

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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Consolidated Balance Sheet

	As reported December 31, 2018	Total adjustments	Amounts under Previous Standards
Assets
Current assets:
Cash and cash equivalents	$289,431	$—	$289,431
Restricted cash	30,708	—	30,708
Accounts receivable, net	38,960	—	38,960
Due from related parties	—	—	—
Inventory	5,122	—	5,122
Restricted assets – national advertising fund	—	425	425
Prepaid expenses	4,947	—	4,947
Other receivables	12,548	—	12,548
Income tax receivable	6,824	(1,437)	5,387
Total current assets	388,540	(1,012)	387,528
Property and equipment, net	114,367	—	114,367
Intangible assets, net	234,330	—	234,330
Goodwill	199,513	—	199,513
Deferred income taxes	414,841	(3,285)	411,556
Other assets, net	1,825	—	1,825
Total assets	$1,353,416	$(4,297)	$1,349,119
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt	$12,000	$—	$12,000
Accounts payable	30,428	—	30,428
Accrued expenses	32,384	—	32,384
Equipment deposits	7,908	—	7,908
Restricted liabilities – national advertising fund	—	—	—
Deferred revenue, current	23,488	118	23,606
Payable pursuant to tax benefit arrangements, current	24,765	—	24,765
Other current liabilities	430	—	430
Total current liabilities	131,403	118	131,521
Long-term debt, net of current maturities	1,160,127	—	1,160,127
Deferred rent, net of current portion	10,083	—	10,083
Deferred revenue, net of current portion	26,374	(18,448)	7,926
Deferred tax liabilities	2,303	—	2,303
Payable pursuant to tax benefit arrangements, net of current portion	404,468	—	404,468
Other liabilities	1,447	—	1,447
Total noncurrent liabilities	1,604,802	(18,448)	1,586,354
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Class A common stock	9	—	9
Class B common stock	1	—	1
Accumulated other comprehensive income	94	—	94
Additional paid in capital	19,732	—	19,732
Accumulated deficit	(394,410)	13,391	(381,019)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(374,574)	13,391	(361,183)
Non-controlling interests	(8,215)	642	(7,573)
Total stockholders’ deficit	(382,789)	14,033	(368,756)
Total liabilities and stockholders’ deficit	$1,353,416	$(4,297)	$1,349,119

(12) Related party transactions
Amounts due from related parties of $420 as of December 31, 2019 recorded within other receivables on the consolidated balance sheet relate to a potential indemnification reimbursement for an outstanding legal matter (see Note 17). The Company had $0 due to or from related parties as of December 31, 2018.
Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2019	2018	2017
Franchise revenue	$2,341	$3,179	$2,130
Equipment revenue	3,333	3,977	3,464
Total revenue from related parties	$5,674	$7,156	$5,594

Additionally, the Company had deferred ADA revenue from related parties of $256 and $779 as of December 31, 2019 and 2018, respectively.
The Company paid rent and lease termination costs for its former headquarters to MMC Fox Run, LLC, which was owned by Chris Rondeau, our CEO, and Marc Grondahl, a shareholder and former executive officer and former member of our board of directors, in the amount of $898, for the year ended December 31, 2017.
As of December 31, 2019 and 2018, the Company had $53,491 and $59,458, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 16.
The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $2,177, $2,472 and $2,150 for the years ended December 31, 2019, 2018 and 2017, respectively.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $222 during the year ended December 31, 2019. As of December 31, 2019, the software was being utilized at 71 corporate-owned stores and approximately 520 franchise stores.
In the year ended December 31, 2019, the Company incurred approximately $190, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
(13) Stockholder’s equity
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
Other Exchanges
In addition to the secondary offerings mentioned above, during the years ended December 31, 2019, 2018 and 2017, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 885,810, 1,736,020 and 4,762,943 Holdings Units for 885,810, 1,736,020 and 4,762,943 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 885,810, 1,736,020 and 4,762,943 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange right and canceled in the years ended December 31, 2019 and 2018, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 885,810, 1,736,020 and 4,762,943 Holdings Units, during the years ended December 31, 2019, 2018 and 2017 respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2019:

•
the public investors collectively owned 78,524,624 shares of our Class A common stock, representing 90.2% of the voting power in the Company and, through the Company, 90.2% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively hold 8,561,920 Holdings Units, representing 9.8% of the economic interest in Pla-Fit Holdings and 8,561,920 shares of our Class B common stock, representing 9.8% of the voting power in the Company;

Share repurchase programs
2018 share repurchase program
On August 3, 2018, our board of directors approved an increase to the total amount of the previously approved share repurchase program to $500,000.
On November 13, 2018, the Company entered into a $300,000 accelerated share repurchase agreement (the “2018 ASR Agreement”) with Citibank, N.A. (“Citibank”). Pursuant to the terms of the 2018 ASR Agreement, on November 14, 2018, the Company paid Citibank $300,000 upfront in cash and received 4,607,410 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240,000. Final settlement of the 2018 ASR Agreement occurred on April 30, 2019. At final settlement, Citibank delivered 524,124 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $58.46 over the term of the 2018 ASR Agreement, which were retired. This was evaluated as an unsettled forward contract indexed to our own stock, with $60,000 classified as a reduction to retained earnings at the original date of payment.
Additionally, during the years ended December 31, 2019 and 2018, the Company repurchased at market value and retired 2,272,001 and 824,312 shares of Class A common stock for a total cost of $157,945 and $42,090, respectively completing the 2018 share repurchase plan.
2019 share repurchase program
On November 5, 2019, our board of directors approved a share repurchase program of up to $500,000.
On December 4, 2019, the Company entered into a $300,000 accelerated share repurchase agreement (the “2019 ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid JPMC $300,000 upfront in cash and received 3,289,924 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240,000. The final number of shares to be repurchased will be determined based on the volume-weighted average stock price of our common stock during the term of the

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2019 ASR Agreement, and will also be retired upon delivery to us. This has been evaluated as an unsettled forward contract indexed to our own stock, with $60,000 classified as a reduction to retained earnings. Final settlement of the 2019 ASR Agreement is expected to be completed during the second quarter of 2020, although the settlement may be accelerated at JPMC’s option. At final settlement, JPMC may be required to deliver additional shares to the Company, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to JPMC. The 2019 ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the 2019 ASR Agreement may be accelerated, extended or terminated early by JPMC and various acknowledgments, representations and warranties made by the parties to one another.
The timing of the purchases and the amount of stock repurchased is subject to the Company’s discretion and depends on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Planet Fitness is not obligated under the program to acquire any particular amount of stock and can suspend or terminate the program at any time.
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2019, 2018, or 2017.
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2019 or 2018.
(14) Equity-based compensation
2013 Equity Incentive Plan
In 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company granted awards in the form of Class M Units to certain employees and directors of the Company and its subsidiaries. The Class M Units received distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeded a threshold equivalent to the fair value of the Company, as determined by the Company’s Board of Directors, at the grant date. Eighty percent of the awards vest over five years of continuous employment or service while the other twenty percent only vest in the event of an initial public offering of the Company’s common stock or that of its parent or one of its subsidiaries, subject to the holder of the Class M Units remaining employed or providing services on the date of such initial public offering. All awards include a repurchase option at the election of the Company for the vested portion upon termination of employment or service, and have a ten year contractual term. These awards are accounted for as equity at their fair value as of the grant date. In connection with the IPO and related recapitalization transactions, all of the outstanding Class M Units were converted into Holdings Units and shares of Class B common stock of Planet Fitness, Inc. in accordance with the terms of the awards. The Company’s IPO constituted a qualifying event under the terms of the awards and as a result 4,238,338 Holdings Units and corresponding shares of Class B common stock were issued to the existing Class M Unit holders with a weighted-average grant date fair value of $1.52 per share. The Company recorded $3, $21 and $152 of compensation expense in the years ended December 31, 2019, 2018 and 2017, respectively, related to these awards.
The fair value of each award was estimated on the date of grant using a Monte Carlo simulation model.
A summary of unvested Holdings Unit activity is presented below:

	Holdings Units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2019	13,485	$1.52
Units granted	—	—
Units forfeited	—	$1.52
Units vested	(13,485)	$1.52
Unvested outstanding at December 31, 2019	—	$—	0	$—

The amount of total unrecognized compensation cost related to all awards under this plan was $0 as of December 31, 2019.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

2015 Omnibus Incentive Plan
Stock Options
In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”) under which the Company may grant options and other equity-based awards to purchase up to 7,896,800 shares to employees, directors and officers. Generally, stock options awarded vest annually, on a tranche by tranche basis, over a period of four years with a maximum contractual term of 10 years.
The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2019	2018
Expected term (years)(1)	6.25	6.25 -6.5
Expected volatility(2)	28.0% - 28.5%	29.1% - 29.3%
Risk-free interest rate(3)	1.62% - 2.37%	2.61% - 2.88%
Dividend yield(4)	—%	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	Based on an assumed a dividend yield of zero at the time of grant.

A summary of stock option activity for the year ended December 31, 2019:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2019	1,014,205	$23.62
Granted	89,161	$70.79
Exercised	(89,320)	$20.01
Forfeited	(56,921)	$48.69
Outstanding at December 31, 2019	957,125	$26.86	7.4	$45,777
Vested or expected to vest at December 31, 2019	957,125	$26.86	7.4	$45,777
Exercisable at December 31, 2019	439,362	$20.74	7.0	$23,699

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2019 was $23.23. During the years ended December 31, 2019 and 2018, $2,089 and $3,316, respectively, was recorded to selling, general and administrative expense related to these stock options. As of December 31, 2019, total unrecognized compensation expense related to unvested stock options, was $2,236, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units
During the year ended December 31, 2019, the Company granted 40,071 restricted Class A stock units (“RSUs”) under the 2015 Plan. RSUs granted to members of the Board of Directors vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSUs are also granted to certain employees of the Company and generally vest annually, on a tranche by tranche basis, over a period of four years. RSU awards are valued using the intrinsic value method.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Restricted stock units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2019	81,796	$39.82
Granted	40,071	$69.55
Vested	(27,979)	$44.43
Forfeited	(18,810)	$50.40
Unvested outstanding at December 31, 2019	75,078	$51.32	1.8	$5,607

During the years ended December 31, 2019 and 2018, $1,961 and $1,637, respectively, was recorded to selling, general and administrative expense related to these RSUs. As of December 31, 2019, total unrecognized compensation expense related to unvested RSUs was $2,033, which is expected to be recognized over a weighted-average period of 1.8 years.
Performance share units
During the year ended December 31, 2019, the Company granted 34,575 restricted Class A performance share units (“PSUs”) under the 2015 Plan. The awards are subject to a set of performance metrics that adjusts the quantity of awards earned from zero up to 200% of the original target quantity depending upon the Company’s results at the end of the three year performance period against the performance metrics. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

	Performance share units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2019	—	$—
Granted	34,575	$70.67
Vested	—	$—
Forfeited	(2,579)	$70.44
Unvested outstanding at December 31, 2019	31,996	$70.69	2.3	$1,544

During the years ended December 31, 2019, $355, was recorded to selling, general and administrative expense related to these RSUs. As of December 31, 2019, total unrecognized compensation expense related to unvested PSUs was $1,106, which is expected to be recognized over a weighted-average period of 2.3 years.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2019, a total of 1,000,000 shares of common stock were authorized and available for the issuance of equity awards under the ESPP. During the year ended December 31, 2019, employees purchased 23,704 shares and $417 was recorded to expense related to the ESPP.
(15) Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. for the years ended December 31, 2019, 2018, and 2017, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator
Net income	$135,413	$103,162	$55,601
Less: net income attributable to non-controlling interests	17,718	15,141	22,455
Net income attributable to Planet Fitness, Inc. - basic & diluted	$117,695	$88,021	$33,146
Denominator
Weighted-average shares of Class A common stock outstanding - basic	82,976,620	87,235,021	78,910,390
Effect of dilutive securities:
Stock options	599,425	417,264	56,198
RSUs and PSUs	43,135	22,618	4,962
Weighted-average shares of Class A common stock outstanding - diluted	83,619,180	87,674,903	78,971,550
Earnings per share of Class A common stock - basic	$1.42	$1.01	$0.42
Earnings per share of Class A common stock - diluted	$1.41	$1.00	$0.42

Weighted average shares of Class B common stock of 8,739,015, 10,275,077 and 19,483,737 for the years ended December 31, 2019, 2018 and 2017, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 57,273, 143,006 and 489,133 for the years ended December 31, 2019, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 755, 131 and 1,829, for the year ended December 31, 2019, 2018 and 2017, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(16) Income taxes
Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$171,970	$128,861	$426,873
Foreign	1,207	2,943	2,308
Total income before the provision for income taxes	173,177	131,804	429,181

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$7,359	$178	$(2,600)
State	8,280	3,586	2,941
Foreign	500	945	817
Total current tax expense	16,139	4,709	1,158
Deferred:
Federal	23,289	22,757	365,470
State	(1,346)	946	6,857
Foreign	(318)	230	95
Total deferred tax expense	21,625	23,933	372,422
Provision for income taxes	$37,764	$28,642	$373,580

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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
State and local taxes, net of federal benefit	6.2%	5.9%	1.0%
State rate change impact on deferred taxes	(4.1)%	(3.4)%	0.8%
Federal rate change impact on deferred taxes	—%	—%	77.8%
Tax benefit arrangement liability adjustment	0.7%	0.8%	(25.8)%
Foreign tax rate differential	—%	0.2%	—%
Withholding taxes and other	—%	(0.3)%	0.1%
Reserve for uncertain tax position	0.1%	(0.2)%	0.1%
Income attributable to non-controlling interests	(2.1)%	(2.3)%	(1.9)%
Effective tax rate	21.8%	21.7%	87.1%

The Company’s effective tax rate was 21.8% for the year ended December 31, 2019, in comparison to the U.S. statutory tax rate in 2019 of 21.0%. The comparison of our effective tax rate to U.S. statutory tax rate is influenced by the fact that we are subject to taxation in various state and local jurisdictions resulting in an increase in our effective tax rate, offset mainly by income tax benefit recorded in 2019 to remeasure deferred taxes. This remeasurement was a result of various state tax legislation enacted in

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

the year which resulted in a shift in the amount of income apportioned to various states in future periods and accordingly resulted in recognition of a deferred tax benefit in 2019.

The Company’s effective tax rate is 21.8% for the year ended December 31, 2019, compared to 21.7% in the prior year. The increase in our effective income tax rate is primarily due to an increase in state and local income taxes, as well as a one time benefit for the release of an income tax reserve in 2018. These factors are partially offset by the deferred income tax benefit recognized in 2019 as a result of the various state tax legislations enacted in the year.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$5,343	$4,619
Goodwill and intangible assets	410,585	409,740
Other	6,633	4,938
Deferred tax assets	$422,561	$419,297
Deferred tax liabilities:
Prepaid expenses	(1,021)	(922)
Property and equipment	(10,363)	(5,837)
Total deferred tax liabilities	$(11,384)	$(6,759)
Total deferred tax assets and liabilities	$411,177	$412,538
Reported as:
Deferred income taxes - non-current assets	$412,293	$414,841
Deferred income taxes - non-current liabilities	(1,116)	(2,303)
Total deferred tax assets and liabilities	$411,177	$412,538

As of December 31, 2019, the Company does not have any material net operating loss carryforwards.
A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$300	$2,608
Increase related to current year tax positions	405	—
Decrease related to prior year tax positions	(285)	(2,308)
Balance at end of year	$420	$300

As of December 31, 2019 and 2018, the total liability related to uncertain tax positions was $420 and $300, respectively, and is included within other liabilities on our consolidated balance sheets. The table above presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2019 and 2018. During 2019, the company recognized a net impact of $120 to its liability for unrecognized tax benefits. During 2018, the Company settled a tax examination for $2,625 which was fully indemnified. At the date of settlement the Company had recorded on its balance sheet an unrecognized tax benefit and related indemnification asset of $2,967, reflecting principal and interest, and released $342 as an offset to provision for income taxes and also released an indemnification asset of $342 through other expense. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2016 through 2019 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. Also, to the extent an exchange results in Pla-Fit Holdings, LLC incurring a current tax liability relating to the New Hampshire business profits tax, the TRA Holders have agreed that they will contribute to Pla-Fit Holdings, LLC an amount sufficient to pay such liability (up to 3.5% of the value receive upon exchange). If and when the Company subsequently realizes a related tax benefit, Pla-Fit Holdings, LLC will distribute the amount of any such tax benefit to the relevant TRA LLC Owner in respect of its contribution. Due to changes in New Hampshire tax law during 2016, the Company no longer expects to incur any such liability under the New Hampshire business profits tax. The Company recorded other expense of $5,966, other expense of $4,765 and other income of $317,353 and in the years ended December 31, 2019, 2018 and 2017, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In 2019 and 2018, the remeasurement was primarily due to various state tax legislation changes enacted in the year as well as acquisitions which resulted in an increase in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability. Included in this amount in 2017, was a gain of $316,813 related to the remeasurement of our tax benefit arrangements in connection with changes in the tax rate due to the 2017 Tax Act. This remeasurement gain, which is not subject to federal or state income tax, favorably impacted our effective federal and state income tax rates in 2017.
In connection with the exchanges that occurred in the secondary offerings and other exchanges during 2019 and 2018, 885,810 and 1,736,020 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $190 and $721, during the years ended December 31, 2019 and 2018, respectively. As a result of these exchanges, during the years ended December 31, 2019 and 2018 we also recognized deferred tax assets in the amount of $20,362 and $27,565, respectively, and corresponding tax benefit arrangement liabilities of $17,016 and $23,526, respectively, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $427,216 and $429,233 as of December 31, 2019 and 2018, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2020	$26,379
2021	26,633
2022	27,195
2023	27,733
2024	28,372
Thereafter	290,904
Total	$427,216

(17) Commitments and contingencies
(a) Legal matters
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

On May 3, 2019, the Company and other defendants received a joint and several judgment against them in the amount of $6,300, inclusive of accrued interest, in a civil action brought by a former employee. As of December 31, 2019, the Company has estimated its obligation related to this matter to be approximately $1,260, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $1,260 in other receivables on the Company’s condensed consolidated balance sheet, of which $420 is due from a related party. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(b) Purchase commitments
As of December 31, 2019, the Company had advertising purchase commitments of approximately $41,311, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $10,434 primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $10,309 and $732 as of December 31, 2019 and 2018, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2019 and 2018, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(18) Retirement Plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $986, $832, and $623 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue
Franchise segment revenue - U.S.	$271,375	$219,506	$147,787
Franchise segment revenue - International	6,207	4,634	2,368
Franchise segment total	277,582	224,140	150,155
Corporate-owned stores segment - U.S.	155,308	134,174	107,712
Corporate-owned stores segment - International	4,389	4,425	4,402
Corporate-owned stores segment total	159,697	138,599	112,114
Equipment segment - U.S.	251,524	210,159	167,673
Equipment segment total	251,524	210,159	167,673
Total revenue	$688,803	$572,898	$429,942

Franchise segment revenue includes franchise revenue, commission income and for the years ended December 31, 2019 and 2018 includes NAF revenue, see Note 2 and Note 11.
Franchise revenue includes revenue generated from placement services of $17,755, $11,502, and $11,371 for the years ended December 31, 2019, 2018 and 2017, respectively.

	Year Ended December 31,
	2019	2018	2017
Segment EBITDA
Franchise	$192,281	$152,571	$126,459
Corporate-owned stores	65,613	56,704	46,855
Equipment	59,618	47,607	38,539
Corporate and other	(46,190)	(43,753)	284,372
Total Segment EBITDA	$271,322	$213,129	$496,225

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2019	2018	2017
Total Segment EBITDA	$271,322	$213,129	$496,225
Less:
Depreciation and amortization	44,346	35,260	31,761
Other income (expense)	(6,107)	(6,175)	316,928
Income from operations	233,083	184,044	147,536
Interest expense, net	(53,799)	(46,065)	(35,283)
Other income (expense)	(6,107)	(6,175)	316,928
Income before income taxes	$173,177	$131,804	$429,181

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2019	December 31, 2018
Franchise	$193,504	$185,899
Corporate-owned stores	471,234	243,221
Equipment	197,656	210,462
Unallocated	854,796	713,834
Total consolidated assets	$1,717,190	$1,353,416

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The table above includes $1,039 and $1,892 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2019 and 2018, respectively.
For the segment footnotes disclosure as of December 31, 2018, an immaterial error of $133,523 has been corrected to appropriately classify assets from the franchise segment to the unallocated segment at December 31, 2018. This correction does not impact the Company’s previously reported consolidated balance sheets, consolidated statements of cash flow or statements of operations.
The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2019	December 31, 2018
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	89,909
Equipment	92,666	92,666
Total consolidated goodwill	$227,821	$199,513

(20) Corporate-owned and franchisee-owned stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Franchisee-owned stores:
Stores operated at beginning of period	1,666	1,456	1,255
New stores opened	255	226	206
Stores debranded, sold or consolidated(1)	(18)	(16)	(5)
Stores operated at end of period	1,903	1,666	1,456
Corporate-owned stores:
Stores operated at beginning of period	76	62	58
New stores opened	6	4	4
Stores acquired from franchisees	16	10	—
Stores operated at end of period	98	76	62
Total stores:
Stores operated at beginning of period	1,742	1,518	1,313
New stores opened	261	230	210
Stores debranded, sold or consolidated(1)	(2)	(6)	(5)
Stores operated at end of period	2,001	1,742	1,518

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

(21) Quarterly financial data (unaudited)

	For the quarter ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$148,817	$181,661	$166,815	$191,510
Income from operations	53,185	65,266	53,061	61,571
Net income	31,639	39,827	29,692	34,255
Net income attributable to Planet Fitness, Inc.	27,409	34,844	25,777	29,665
Earnings per share:
Class A - Basic	$0.33	$0.41	$0.31	$0.37
Class A - Diluted	$0.32	$0.41	$0.31	$0.36
	For the quarter ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$121,333	$140,550	$136,656	$174,359
Income from operations	38,918	48,811	43,573	52,742
Net income	23,493	30,418	20,472	28,779
Net income attributable to Planet Fitness, Inc.	19,880	25,874	17,471	24,796
Earnings per share:
Class A - Basic	$0.23	$0.30	$0.20	$0.29
Class A - Diluted	$0.23	$0.29	$0.20	$0.29

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2019.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

February 28, 2020

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held April 30, 2020. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

(2)	Financial Statements Schedules

•	Schedule II – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2019	$84	$87	$(60)	$111
December 31, 2018	32	19	33	84
December 31, 2017	$687	$(19)	$(636)	$32

All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)	Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
4.2	Base Indenture dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	1-Aug-18
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
4.4	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.5	Description of Securities of the Registrant	X
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.4	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.5	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.6	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.7	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.8	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.9	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.10	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.11	Employment Agreement with Craig Miller		10-Q	001-37534	10.1	8-May-19
10.12	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.13	Employment Agreement with Thomas Fitzgerald	X
10.14	Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.14	22-Jun-15
10.15	Form of Class M Unit Award under Pla-Fit Holdings, LLC 2013 Equity Incentive Plan		S-1	333-205141	10.15	22-Jun-15
10.16	Form of Planet Fitness, Inc. 2015 Omnibus Incentive Plan		S-1/A	333-205141	10.16	15-Jul-15
10.17	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.18	Form of Stock Option Award	X
10.19	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement	X
10.20	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated November 13, 2018		8-K	001-37534	10.1	14-Nov-18

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.21	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18
10.22	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.23	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.24	Purchase Agreement dated November 20, 2019 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as Manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC and Citigroup Global Markets, Inc., as the initial purchasers		8-K	001-37534	10.1	20-Nov-19
10.25	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated December 4, 2019		8-K	001-37534	10.1	4-Dec-19
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
		X
104	Cover Page Interactive Data File XBRL and contained in Exhibit 101	X

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: February 28, 2020	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	February 28, 2020
Christopher Rondeau	(Principal Executive Officer)

/s/ Thomas Fitzgerald	Chief Financial Officer	February 28, 2020
Thomas Fitzgerald	(Principal Financial Officer)

/s/ Brian O’Donnell	Chief Accounting Officer	February 28, 2020
Brian O’Donnell	(Principal Accounting Officer)

/s/ David Berg	Director	February 28, 2020
David Berg

/s/ Frances Rathke	Director	February 28, 2020
Frances Rathke

/s/ Craig Benson	Director	February 28, 2020
Craig Benson

/s/ Cammie Dunaway	Director	February 28, 2020
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	February 28, 2020
Stephen Spinelli, Jr.