Form 10-Q
period 2020-03-31
Planet Fitness, Inc.
filed 2020-05-11
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2020 there were 79,950,634 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 6,501,477 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

PLANET FITNESS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	future financial position;

•	business strategy;

•	budgets, projected costs and plans;

•	future industry growth;

•	financing sources;

•	potential return of capital initiatives;

•	the impact of litigation, government inquiries and investigations;

•	the impact of the novel coronavirus disease (“COVID-19”) and actions taken in response; and

•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;

•	damage to our brand and reputation;

•	our ability to successfully implement our growth strategy, including our and our franchisees’ ability to identify and secure suitable sites for new franchise stores;

•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems, including failures, interruptions or security breaches of such systems;

•	our and our franchisees’ ability to attract and retain members;

•	the high level of competition in the health club industry generally;

•	our reliance on a limited number of vendors, suppliers and other third-party service providers;

•	our substantial increased indebtedness as a result of our refinancing and securitization transactions and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	our corporate structure and tax receivable agreements;

•	the duration and impact of COVID-19, which has resulted in store closures and may give rise to or heighten one or more of the other risks and uncertainties described above; and

•
the other factors identified under the heading “Risk Factors” herein and in our annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$547,494	$436,256
Restricted cash	63,226	42,539
Accounts receivable, net of allowance for bad debts of $79 and $111 at March 31, 2020 and December 31, 2019, respectively	21,082	42,268
Inventory	2,820	877
Deferred expenses – national advertising fund	10,363	—
Prepaid expenses	7,263	8,025
Other receivables	9,969	9,226
Other current assets	2,253	947
Total current assets	664,470	540,138
Property and equipment, net of accumulated depreciation of $81,585 and $73,621 at March 31, 2020 and December 31, 2019, respectively	145,114	145,481
Right-of-use assets, net	150,284	155,633
Intangible assets, net	229,709	233,921
Goodwill	227,821	227,821
Deferred income taxes	456,322	412,293
Other assets, net	1,916	1,903
Total assets	$1,875,636	$1,717,190
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	37,640	21,267
Accrued expenses	21,063	31,623
Equipment deposits	5,394	3,008
Deferred revenue, current	53,593	27,596
Payable pursuant to tax benefit arrangements, current	26,468	26,468
Other current liabilities	18,506	18,016
Total current liabilities	180,164	145,478
Long-term debt, net of current maturities	1,684,727	1,687,505
Borrowings under Variable Funding Notes	75,000	—
Lease liabilities, net of current portion	148,006	152,920
Deferred revenue, net of current portion	34,193	34,458
Deferred tax liabilities	1,139	1,116
Payable pursuant to tax benefit arrangements, net of current portion	442,243	400,748
Other liabilities	2,333	2,719
Total noncurrent liabilities	2,387,641	2,279,466
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 79,928 and 78,525 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 6,501 and 8,562 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Accumulated other comprehensive (loss) income	(306)	303
Additional paid in capital	36,460	29,820
Accumulated deficit	(727,946)	(736,587)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(691,783)	(706,455)
Non-controlling interests	(386)	(1,299)
Total stockholders’ deficit	(692,169)	(707,754)
Total liabilities and stockholders’ deficit	$1,875,636	$1,717,190

 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2020	2019
Revenue:
Franchise	$48,910	$52,956
Commission income	390	994
National advertising fund revenue	9,229	11,812
Corporate-owned stores	40,516	38,044
Equipment	28,186	45,011
Total revenue	127,231	148,817
Operating costs and expenses:
Cost of revenue	21,846	34,486
Store operations	26,157	20,905
Selling, general and administrative	16,953	18,154
National advertising fund expense	15,205	11,812
Depreciation and amortization	12,792	9,907
Other loss	11	368
Total operating costs and expenses	92,964	95,632
Income from operations	34,267	53,185
Other expense, net:
Interest income	1,927	1,798
Interest expense	(20,240)	(14,749)
Other expense	(687)	(3,318)
Total other expense, net	(19,000)	(16,269)
Income before income taxes	15,267	36,916
Provision for income taxes	4,884	5,277
Net income	10,383	31,639
Less net income attributable to non-controlling interests	1,776	4,230
Net income attributable to Planet Fitness, Inc.	$8,607	$27,409
Net income per share of Class A common stock:
Basic	$0.11	$0.33
Diluted	$0.11	$0.32
Weighted-average shares of Class A common stock outstanding:
Basic	79,098	83,806
Diluted	79,723	84,425

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2020	2019
Net income including non-controlling interests	$10,383	$31,639
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(609)	54
Total other comprehensive income, net	(609)	54
Total comprehensive income including non-controlling interests	9,774	31,693
Less: total comprehensive income attributable to non-controlling interests	1,776	4,230
Total comprehensive income attributable to Planet Fitness, Inc.	$7,998	$27,463

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$10,383	$31,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,792	9,907
Amortization of deferred financing costs	1,587	1,356
Amortization of asset retirement obligations	7	221
Deferred tax expense	4,126	2,165
Loss (gain) on re-measurement of tax benefit arrangement	(502)	3,373
Provision for bad debts	(33)	2
Equity-based compensation	947	1,315
Other	993	(269)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	21,409	20,032
Inventory	(1,943)	1,677
Other assets and other current assets	(250)	(2,648)
National advertising fund	(10,363)	(6,500)
Accounts payable and accrued expenses	6,381	(14,640)
Other liabilities and other current liabilities	(249)	214
Income taxes	(1,315)	1,768
Equipment deposits	2,386	4,594
Deferred revenue	25,992	3,668
Leases and deferred rent	774	60
Net cash provided by operating activities	73,122	57,934
Cash flows from investing activities:
Additions to property and equipment	(9,110)	(7,471)
Proceeds from sale of property and equipment	135	21
Net cash used in investing activities	(8,975)	(7,450)
Cash flows from financing activities:
Principal payments on capital lease obligations	(41)	(12)
Proceeds from borrowings under Variable Funding Notes	75,000	—
Repayment of long-term debt	(4,375)	(3,000)
Proceeds from issuance of Class A common stock	491	607
Dividend equivalent payments	(57)	(20)
Distributions to Continuing LLC Members	(1,600)	(1,842)
Net cash (used in) provided by financing activities	69,418	(4,267)
Effects of exchange rate changes on cash and cash equivalents	(1,640)	250
Net increase in cash, cash equivalents and restricted cash	131,925	46,467
Cash, cash equivalents and restricted cash, beginning of period	478,795	320,139
Cash, cash equivalents and restricted cash, end of period	$610,720	$366,606
Supplemental cash flow information:
Net cash paid for income taxes	$2,071	$1,479
Cash paid for interest	$18,768	$13,477
Non-cash investing activities:
Non-cash additions to property and equipment	$2,319	$4,151
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net income	—	—	—	—	—	—	8,607	1,776	10,383
Equity-based compensation expense	—	—	—	—	—	947	—	—	947
Exchanges of Class B common stock	2,061	—	(2,061)	—	—	(956)	—	956	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	9	—	—	—	—	459	—	—	459
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,190	—	—	6,190
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(219)	(219)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,600)	(1,600)
Forfeiture of dividend equivalents	—	—	—	—	—	—	34	—	34
Other comprehensive income	—	—	—	—	(609)	—	—	—	(609)
Balance at March 31, 2020	79,928	$8	6,501	$1	$(306)	$36,460	$(727,946)	$(386)	$(692,169)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	27,409	4,230	31,639
Equity-based compensation expense	—	—	—	—	—	1,315	—	—	1,315
Exchanges of Class B common stock	859	—	(859)	—		(1,172)	—	1,172	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	20	—	—	—	—	505	—	—	505
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,196	—	—	2,196
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(3,407)	(3,407)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,842)	(1,842)
Cumulative effect adjustment - ASC 842	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive income	—	—	—	—	54	—	—		54
Balance at March 31, 2019	84,463	$9	8,589	$1	$148	$22,576	$(368,714)	$(8,062)	$(354,042)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 15.5 million members and 2,039 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia as of March 31, 2020.
On March 18, 2020, the Company proactively closed all of its stores system wide in response to the novel coronavirus disease (“COVID-19”) pandemic in order to promote the health and safety of its members, team members and their communities. As of March 31, 2020 all stores remained closed.
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
As of March 31, 2020, Planet Fitness, Inc. held 100.0% of the voting interest and 92.5% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 7.5% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on February 28, 2020. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of assets and liabilities in connection with acquisitions, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, the liability for the Company’s tax benefit arrangements, and the value of the lease liability and related right-of-use asset recorded in accordance with ASC 842 (see Note 7).
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of long-term debt as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,730,625	$1,498,371	$1,735,000	$1,765,805
Variable Funding Notes	$75,000	$75,000	$—	$—
(1) The Company’s Variable Funding Notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The estimated fair value of our fixed rate long-term debt is estimated primarily based on current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
As a result of the COVID-19 pandemic, the fair value of our long-term debt has fluctuated significantly during the first quarter and may continue to fluctuate based on market conditions and other factors.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(d) Recent accounting pronouncements
The FASB issued ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The Company adopted this guidance on January 1, 2020 noting no material impact on the Company’s consolidated financial statements.
The FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, in August 2018. The guidance helps align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance on January 1, 2020 on a prospective basis, noting no material impact on the Company’s consolidated financial statements.
(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,642	$—	$2,682	$—
MMR	2,180	—	2,206	—
Total	$4,822	$—	$4,888	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $14,478 and $10,309 as of March 31, 2020 and December 31, 2019, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the estimated fair value of the guarantees, which is not material. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(4) Acquisitions
New Jersey Acquisition
On December 16, 2019, the Company purchased from one of its franchisees certain assets associated with twelve franchisee-owned stores in New Jersey for a cash payment of $37,812. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,810. The loss incurred reduced the net purchase price to $36,002. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
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
Mexico Acquisition
On March 19, 2020, the franchisee in Mexico exercised a put option that will require the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of March 31, 2020, and therefore there is no preliminary purchase price allocation. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at March 31, 2020 and December 31, 2019 is as follows:

March 31, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(115,313)	$58,720
Reacquired franchise rights	8.0	37,660	(13,271)	24,389
		211,693	(128,584)	83,109
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(128,584)	$229,709
Goodwill		$227,821	$—	$227,821

December 31, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(112,114)	$61,919
Reacquired franchise rights	8.0	37,660	(12,258)	25,402
		211,693	(124,372)	87,321
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(124,372)	$233,921
Goodwill		$227,821	$—	$227,821

 The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $4,223 and $4,005 for the three months ended March 31, 2020 and 2019, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of March 31, 2020 is as follows:

Amount
Remainder of 2020	$12,634
2021	16,636
2022	16,728
2023	16,558
2024	14,067
Thereafter	6,486
Total	$83,109

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of March 31, 2020 and December 31, 2019 consists of the following:

	March 31, 2020	December 31, 2019
2018-1 Class A-2-I notes	$566,375	$567,813
2018-1 Class A-2-II notes	615,625	617,187
2019-1 Class A-2 notes	548,625	550,000
Borrowings under Variable Funding Notes	75,000	—
Total debt, excluding deferred financing costs	1,805,625	1,735,000
Deferred financing costs, net of accumulated amortization	(28,398)	(29,995)
Total debt	1,777,227	1,705,005
Current portion of long-term debt	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,759,727	$1,687,505

Future annual principal payments of long-term debt as of March 31, 2020 are as follows:

Amount
Remainder of 2020	$13,125
2021	17,500
2022	568,063
2023	86,750
2024	11,750
Thereafter	1,108,437
Total	$1,805,625

On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable rate, which is currently 2.95%. On December 3, 2019 the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
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

As noted above, the Company borrowed the full $75,000 in Variable Funding Notes on March 20, 2020 at a current rate of 2.95%. The Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year.

In connection with the issuance of the 2018 Notes and 2019 Notes, the Company incurred debt issuance costs of $27,133 and $10,577, respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method.
The Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50 million (provided that the Company may incur non-securitized indebtedness in excess of such amount, subject to the leverage ratio cap described below, under certain conditions, including if the relevant lenders execute a non-disturbance agreement that acknowledges the bankruptcy-remote status of the Master Issuer and its subsidiaries and of their respective assets), (v) a leverage ratio cap on the Company of 7.0x (calculated without regard for any indebtedness subject to the $50 million cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2020, the Company had restricted cash held by the Trustee of $63,226. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset, net	$150,284	$155,633
Finance lease assets	Property and equipment, net of accumulated depreciation	314	309
Total lease assets		$150,598	$155,942

Liabilities
Current:
Operating	Other current liabilities	$17,075	$16,755
Noncurrent:
Operating	Lease liabilities, net of current portion	148,006	152,920
Financing	Other liabilities	339	333
Total lease liabilities		$165,420	$170,008

Weighted-average remaining lease term (years) - operating leases		8.4

Weighted-average discount rate - operating leases		5.0%

During the three months ended March 31, 2020 and 2019, the components of lease cost were as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost	$6,392	$4,845
Variable lease cost	2,372	1,941
Total lease cost	$8,764	$6,786

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for lease liabilities	$5,798	$4,647

As of March 31, 2020, maturities of lease liabilities were as follows:

Amount
Remainder of 2020	$24,498
2021	25,373
2022	25,964
2023	25,434
2024	23,376
Thereafter	89,831
Total lease payments	$214,476
Less: imputed interest	49,056
Present value of lease liabilities	$165,420

As of March 31, 2020, operating lease payments exclude approximately $30,598 of legally binding minimum lease payments for leases signed but not yet commenced.
(8) Revenue recognition
Contract Liabilities
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets.
Additionally, as of March 31, 2020, due to temporary store closures as a result of the COVID-19 pandemic, the Company deferred approximately $24.6 million of corporate-owned store and franchise revenue related to monthly membership billings that it will recognize as the stores reopen.
The following table reflects the change in contract liabilities between December 31, 2019 and March 31, 2020.

Contract liabilities
Balance at December 31, 2019	$62,054
Revenue recognized that was included in the contract liability at the beginning of the year	(13,511)
Increase, excluding amounts recognized as revenue during the period	39,243
Balance at March 31, 2020	$87,786

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
Remainder of 2020	$51,458
2021	5,051
2022	3,540
2023	3,434
2024	3,185
Thereafter	21,118
Total	$87,786

(9) Related Party Transactions
Amounts due from related parties of $420 as of March 31, 2020 recorded within other receivables on the condensed consolidated balance sheet relate to a potential indemnification reimbursement for an outstanding legal matter, see Note 13.
Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2020	2019
Franchise revenue	$500	$523
Equipment revenue	93	—
Total revenue from related parties	$593	$523

Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $260 and $256 as of March 31, 2020 and December 31, 2019, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $31,784 and $53,491, as of March 31, 2020 and December 31, 2019, respectively (see Note 12).
The Company provides administrative services to the NAF and charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $569 and $674 for the three months ended March 31, 2020 and 2019, respectively.
In the three months ended March 31, 2020, the Company incurred approximately $49, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
(10) Stockholder’s Equity
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
During the three months ended March 31, 2020, certain existing holders of Holdings Units exercised their exchange rights and exchanged 2,060,443 Holdings Units for 2,060,443 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 2,060,443 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 2,060,443 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of March 31, 2020:

•
Holders of our Class A common stock owned 79,927,858 shares of our Class A common stock, representing 92.5% of the voting power in the Company and, through the Company, 79,927,858 Holdings Units representing 92.5% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

•
the Continuing LLC Owners collectively owned 6,501,477 Holdings Units, representing 7.5% of the economic interest in Pla-Fit Holdings, and 6,501,477 shares of our Class B common stock, representing 7.5% of the voting power in the Company.

Share repurchase program
2019 share repurchase program
On November 5, 2019, our board of directors approved a share repurchase program of up to $500,000.
On December 4, 2019, the Company entered into a $300,000 accelerated share repurchase agreement (the “2019 ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid JPMC $300,000 upfront in cash and received 3,289,924 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240,000. Final settlement of the ASR Agreement occurred on March 2, 2020. At final settlement, JPMC delivered 666,961 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $75.82 over the term of the 2019 ASR Agreement, which were retired. This had been evaluated as an unsettled forward contract indexed to our own stock, with $60,000 classified as a reduction to retained earnings at the original date of payment.
On March 18, 2020, the Company announced the suspension of its 2019 share repurchase program. If the 2019 share repurchase program is reinstated, the timing of purchases and amount of stock repurchased will be subject to the Company’s discretion and will depend on market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may reinstate or terminate the program at any time.
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
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the three months ended March 31, 2020 and 2019.
(11) Earnings Per Share
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2020	2019
Numerator
Net income	$10,383	$31,639
Less: net income attributable to non-controlling interests	1,776	4,230
Net income attributable to Planet Fitness, Inc.	$8,607	$27,409
Denominator
Weighted-average shares of Class A common stock outstanding - basic	79,098,468	83,805,545
Effect of dilutive securities:
Stock options	574,286	569,864
Restricted stock units	50,614	49,866
Weighted-average shares of Class A common stock outstanding - diluted	79,723,368	84,425,275
Earnings per share of Class A common stock - basic	$0.11	$0.33
Earnings per share of Class A common stock - diluted	$0.11	$0.32

Weighted average shares of Class B common stock of 7,777,435 and 9,238,948 for the three months ended March 31, 2020 and 2019, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 114,342 and 29,285 for the three months ended March 31, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 2,827 and 0 for the three months ended March 31, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(12) Income Taxes
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 32.0% and 14.3% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, the recognition of a tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interest. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due the recognition of a tax benefit from the remeasurement of the Company's net deferred tax assets, and income attributable to non-controlling interest, offset by state and local taxes. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three months ended March 31, 2020 and 2019.
Net deferred tax assets of $455,183 and $411,177 as of March 31, 2020 and December 31, 2019, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO. As of March 31, 2020, the Company has federal net operating loss carryforwards of $20,313.
As of March 31, 2020 and December 31, 2019, the total liability related to uncertain tax positions was $420. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2020 and 2019 were not material.

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
During the three months ended March 31, 2020, 2,060,443 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $1,331 during the three months ended March 31, 2020. As a result of these exchanges, during the three months ended March 31, 2020, we also recognized deferred tax assets in the amount of $49,518, and corresponding tax benefit arrangement liabilities of $41,997, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of March 31, 2020 and December 31, 2019, the Company had a liability of $468,711 and $427,216, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2020	$26,468
2021	27,260
2022	30,462
2023	30,999
2024	31,636
Thereafter	321,886
Total	$468,711

(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 3, 2019, the Company and other defendants received a joint and several judgment against them in the amount of $6,300, inclusive of accrued interest, in a civil action brought by a former employee. As of March 31, 2020, the Company has estimated its obligation related to this matter to be approximately $1,260, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $1,260 in other receivables on the Company’s condensed consolidated balance sheet, of which $420 is due from a related party. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia, including revenues and expenses from the NAF. The Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to our United States franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2020 and 2019. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended March 31,
	2020	2019
Revenue
Franchise segment revenue - U.S.	$57,342	$64,396
Franchise segment revenue - International	1,187	1,366
Franchise segment total	58,529	65,762
Corporate-owned stores - U.S.	39,566	36,949
Corporate-owned stores - International	950	1,095
Corporate-owned stores total	40,516	38,044
Equipment segment - U.S.	28,186	45,011
Equipment segment total	28,186	45,011
Total revenue	$127,231	$148,817

Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $2,013 and $2,765 for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Segment EBITDA
Franchise	$36,746	$47,360
Corporate-owned stores	12,007	15,569
Equipment	6,367	10,407
Corporate and other	(8,748)	(13,562)
Total Segment EBITDA	$46,372	$59,774

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2020	2019
Total Segment EBITDA	$46,372	$59,774
Less:
Depreciation and amortization	12,792	9,907
Other expense	(687)	(3,318)
Income from operations	34,267	53,185
Interest income	1,927	1,798
Interest expense	(20,240)	(14,749)
Other expense	(687)	(3,318)
Income before income taxes	$15,267	$36,916

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2020	December 31, 2019
Franchise	$203,930	$193,504
Corporate-owned stores	477,501	471,234
Equipment	187,700	197,656
Unallocated	1,006,505	854,796
Total consolidated assets	$1,875,636	$1,717,190

The table above includes $892 and $1,039 of long-lived assets located in the Company’s international corporate-owned stores as of March 31, 2020 and December 31, 2019, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2020	December 31, 2019
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Consolidated goodwill	$227,821	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	1,903	1,666
New stores opened	38	65
Stores debranded, sold or consolidated(1)	(1)	(1)
Stores operated at end of period(2)	1,940	1,730

Corporate-owned stores:
Stores operated at beginning of period	98	76
New stores opened	1	—
Stores acquired from franchisees	—	—
Stores operated at end of period(2)	99	76

Total stores:
Stores operated at beginning of period	2,001	1,742
New stores opened	39	65
Stores acquired, debranded, sold or consolidated(1)	(1)	(1)
Stores operated at end of period(2)	2,039	1,806

(1)
The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. The Company retains the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

(2)
The totals above reflect stores operating prior to temporary store closures related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19 and remained closed as of March 31, 2020.

(16) Subsequent events
Subsequent to the end of the first quarter, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March that were not collected as part of the typical monthly process as a result of the impact of COVID-19. Repayment of this loan will occur over several months, once the stores reopen.

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
As of March 31, 2020, we had more than 15.5 million members and 2,039 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. Of our 2,039 stores, 1,940 are franchised and 99 are corporate-owned. As of March 31, 2020, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide by March 22, 2020, the majority of which remain closed through the date of this filing. We have not recognized first quarter revenue related to monthly membership dues collected in March before stores closed, including royalty revenue and national advertising fund revenue. As previously announced, members will not be charged membership dues while our stores are closed and will be credited for any membership dues paid for periods when our stores were closed. In addition to these first quarter impacts we expect decreased new store development and remodels, as well as decreased replacement equipment sales for 2020 as a result of the COVID-19 pandemic.
We plan to reopen stores once local authorities issue guidelines authorizing the reopening of fitness centers and we determine it is safe to do so. We expect to recognize franchise revenue and corporate-owned store revenue associated with any March membership dues collected as stores reopen. The March deferrals have had a significant impact on our first quarter financial results.
The duration of the COVID-19 pandemic and the extent of its impact on our business cannot be reasonably estimated at this time. We anticipate that the COVID-19 pandemic will continue to negatively impact our operating results in future periods. In recognition of the uncertain impact, we previously withdrew our 2020 full-year guidance on March 30, 2020.
We have taken the following actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the current and anticipated future impact of the COVID-19 pandemic on our business:

•
Board of Director and Executive Compensation: The Company’s Chief Executive Officer, President, Chief Financial and Chief Digital and Information Officers have significantly reduced their base salaries. In addition, the base salaries of other members of senior management were reduced in graduated amounts. The Board of Directors has suspended payment of the annual cash retainer to non-employee directors.

•
Corporate-owned stores: We have temporarily furloughed all employees except the store manager at each corporate-owned store location while the store remains closed. These employees are able to continue receiving benefits from the Company.

•	Corporate Office: Our corporate headquarters is closed and our employees are working remotely to ensure their well-being.

•	Credit Facility: We fully drew down our $75.0 million Variable Funding Notes to provide additional liquidity.

•	Share Repurchase: We have suspended share repurchases to preserve liquidity and flexibility.

•	Capital Expenditures: Capital expenditures have been deferred, including new corporate-owned store openings and investments in existing corporate-owned stores.
Although we expect the COVID-19 pandemic to continue to negatively impact the Company’s operations and cash flows, based on management’s current expectations and currently available information, the Company believes current cash and cash from operations will be sufficient to meet its operating cash requirements, planned capital expenditures and interest and principal payments on the Securitized Senior Notes well into 2021.

Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2020 and 2019. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended March 31,
(in thousands)	2020	2019
Revenue
Franchise segment	$58,529	$65,762
Corporate-owned stores segment	40,516	38,044
Equipment segment	28,186	45,011
Total revenue	$127,231	$148,817

Segment EBITDA
Franchise	$36,746	$47,360
Corporate-owned stores	12,007	15,569
Equipment	6,367	10,407
Corporate and other	(8,748)	(13,562)
Total Segment EBITDA(1)	$46,372	$59,774

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2020
Income (loss) from operations	$34,824	$5,679	$5,105	$(11,341)	$34,267
Depreciation and amortization	1,927	7,322	1,262	2,281	12,792
Other income (expense)	(5)	(994)	—	312	(687)
Segment EBITDA(1)	$36,746	$12,007	$6,367	$(8,748)	$46,372

Three months ended March 31, 2019
Income (loss) from operations	$45,365	$9,652	$9,148	$(10,980)	$53,185
Depreciation and amortization	1,996	5,713	1,259	939	9,907
Other income (expense)	(1)	204	—	(3,521)	(3,318)
Segment EBITDA(1)	$47,360	$15,569	$10,407	$(13,562)	$59,774

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
The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	1,903	1,666
New stores opened	38	65
Stores debranded, sold or consolidated(1)	(1)	(1)
Stores operated at end of period(2)	1,940	1,730

Corporate-owned stores:
Stores operated at beginning of period	98	76
New stores opened	1	—
Stores operated at end of period(2)	99	76

Total stores:
Stores operated at beginning of period	2,001	1,742
New stores opened	39	65
Stores acquired, debranded, sold or consolidated(1)	(1)	(1)
Stores operated at end of period(2)	2,039	1,806

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

(2)
The totals above reflect stores operating prior to temporary store closures related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19 and remained closed as of March 31, 2020.

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
Consistent with common industry practice, we present same store sales as compared to the same period in the prior year and which is calculated for a given period by including only sales from stores that had sales in the comparable months of both years. Same store sales of our international stores are calculated on a constant currency basis, meaning that we translate the current year’s same store sales of our international stores at the same exchange rates used in the prior year. Since opening new stores will be a significant component of our revenue growth, same store sales is only one measure of how we evaluate our performance.
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
As a result of COVID-19, 130 franchisee-owned stores and nine corporate-owned stores that would have been in the same store sales base closed prior to the March draft and did not draft in March. These stores were excluded from the same store sales base for March in the same store sales calculation for the three months ended March 31, 2020.
The following table shows our same store sales for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Same store sales data
Same store sales growth:
Franchisee-owned stores	10.0%	10.3%
Corporate-owned stores	7.3%	8.0%
Total stores	9.8%	10.2%
Number of stores in same store sales base:
Franchisee-owned stores	1,579	1,476
Corporate-owned stores	67	68
Total stores	1,662	1,548

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $916 million and $798 million, during the three months ended March 31, 2020 and 2019, respectively.

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
A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
(in thousands)
Net income	$10,383	$31,639
Interest income	(1,927)	(1,798)
Interest expense	20,240	14,749
Provision for income taxes	4,884	5,277
Depreciation and amortization	12,792	9,907
EBITDA	$46,372	$59,774
Purchase accounting adjustments-revenue(1)	68	74
Purchase accounting adjustments-rent(2)	141	123
Pre-opening costs(3)	361	1
Tax benefit arrangement remeasurement(4)	(502)	3,373
Other(5)	93	14
Adjusted EBITDA	$46,533	$63,359

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41 and $44 in the three months ended March 31, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $100 and $79 in the three months ended March 31, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable leases.

All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(4)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(5)	Represents certain other charges and gains that we do not believe reflect our underlying business performance.
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

	Three months ended March 31,
(in thousands, except per share amounts)	2020	2019
Net income	$10,383	$31,639
Provision for income taxes, as reported	4,884	5,277
Purchase accounting adjustments-revenue(1)	68	74
Purchase accounting adjustments-rent(2)	141	123
Pre-opening costs(3)	361	1
Tax benefit arrangement remeasurement(4)	(502)	3,373
Other(5)	93	14
Purchase accounting amortization(6)	4,213	3,999
Adjusted income before income taxes	$19,641	$44,500
Adjusted income taxes(7)	5,264	11,837
Adjusted net income	$14,377	$32,663

Adjusted net income per share, diluted	$0.16	$0.35

Adjusted weighted-average shares outstanding(8)	87,501	93,664

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41 and $44 in the three months ended March 31, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $100 and $79 in the three months ended March 31, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable leases.

All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)
Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(4)	Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.

(5)	Represents certain other charges and gains that we do not believe reflect our underlying business performance.

(6)
Includes $3,096 of amortization of intangible assets, other than favorable leases, for the three months ended March 31, 2020 and 2019, recorded in connection with the 2012 Acquisition, and $1,117 and $903 of amortization of intangible assets for the three months ended March 31, 2020 and 2019, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(7)	Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the three months ended March 31, 2020 and 2019, respectively, applied to adjusted income before income taxes.

(8)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$8,607	79,723	$0.11	$27,409	84,425	$0.32
Assumed exchange of shares(2)	1,776	7,778		4,230	9,239
Net Income	10,383			31,639
Adjustments to arrive at adjusted income before income taxes(3)	9,258			12,861
Adjusted income before income taxes	19,641			44,500
Adjusted income taxes(4)	5,264			11,837
Adjusted Net Income	$14,377	87,501	$0.16	$32,663	93,664	$0.35

(1)	Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.

(4)	Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the three months ended March 31, 2020 and 2019, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Revenue:
Franchise revenue	38.4%	35.6%
Commission income	0.3%	0.7%
National advertising fund revenue	7.3%	7.9%
Franchise segment	46.0%	44.2%
Corporate-owned stores	31.8%	25.6%
Equipment	22.2%	30.2%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	17.2%	23.2%
Store operations	20.6%	14.0%
Selling, general and administrative	13.3%	12.2%
National advertising fund expense	12.0%	7.9%
Depreciation and amortization	10.1%	6.7%
Other loss	—%	0.2%
Total operating costs and expenses	73.2%	64.2%
Income from operations	26.8%	35.8%
Other income (expense), net:
Interest income	1.5%	1.2%
Interest expense	(15.9)%	(9.9)%
Other expense	(0.5)%	(2.2)%
Total other expense, net	(14.9)%	(10.9)%
Income before income taxes	11.9%	24.9%
Provision for income taxes	3.8%	3.5%
Net income	8.1%	21.4%
Less net income attributable to non-controlling interests	1.4%	2.8%
Net income attributable to Planet Fitness, Inc.	6.7%	18.6%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
(in thousands)
Revenue:
Franchise revenue	$48,910	$52,956
Commission income	390	994
National advertising fund revenue	9,229	11,812
Franchise segment	58,529	65,762
Corporate-owned stores	40,516	38,044
Equipment	28,186	45,011
Total revenue	127,231	148,817
Operating costs and expenses:
Cost of revenue	21,846	34,486
Store operations	26,157	20,905
Selling, general and administrative	16,953	18,154
National advertising fund expense	15,205	11,812
Depreciation and amortization	12,792	9,907
Other loss	11	368
Total operating costs and expenses	92,964	95,632
Income from operations	34,267	53,185
Other income (expense), net:
Interest income	1,927	1,798
Interest expense	(20,240)	(14,749)
Other expense	(687)	(3,318)
Total other expense, net	(19,000)	(16,269)
Income before income taxes	15,267	36,916
Provision for income taxes	4,884	5,277
Net income	10,383	31,639
Less net income attributable to non-controlling interests	1,776	4,230
Net income attributable to Planet Fitness, Inc.	$8,607	$27,409
Comparison of the three months ended March 31, 2020 and three months ended March 31, 2019
Revenue
Total revenues were $127.2 million in the three months ended March 31, 2020, compared to $148.8 million in the three months ended March 31, 2019, a decrease of $21.6 million, or 14.5%.
Franchise segment revenue was $58.5 million in the three months ended March 31, 2020, compared to $65.8 million in the three months ended March 31, 2019, a decrease of $7.2 million, or 11.0%.
Franchise revenue was $48.9 million in the three months ended March 31, 2020 compared to $53.0 million in the three months ended March 31, 2019, a decrease of $4.0 million or 7.6%. Included in franchise revenue is royalty revenue of $40.6 million, franchise and other fees of $6.2 million, and placement revenue of $2.0 million for the three months ended March 31, 2020, compared to royalty revenue of $44.7 million, franchise and other fees of $5.4 million, and placement revenue of $2.8 million for the three months ended March 31, 2019. The $4.1 million decrease in royalty revenue was primarily driven by $7.7 million of lower revenue from franchisee-owned stores included in the same store sales base, partially offset by $1.1 million of higher revenue attributable to stores opened in 2020, as well as stores opened in 2019 which were not included in the same store sales base, $1.3 million due to higher royalty rates on monthly dues and $1.2 million due to higher royalty rates on annual fees. The $40.6 million of royalty revenue in the three months ended March 31, 2020 does not reflect $14.1 million of deferred royalty revenue that was collected but not recognized as a result of temporary store closures related to COVID-19. The $0.8 million decrease in equipment placement revenue was due to lower new and replacement equipment placements in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to COVID-19 related store closures and travel restrictions beginning in March 2020.
Commission income, which is included in our franchise segment, was $0.4 million in the three months ended March 31, 2020 compared to $1.0 million in the three months ended March 31, 2019. The $0.6 million decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period.
National advertising fund revenue was $9.2 million in the three months ended March 31, 2020, compared to $11.8 million in the three months ended March 31, 2019. The $9.2 million of national advertising fund revenue in the three months ended March 31, 2020 does not reflect $4.6 million of deferred revenue that was collected but not recognized as a result of the temporary closure of all stores in March 2020 related to COVID-19.
Revenue from our corporate-owned stores segment was $40.5 million in the three months ended March 31, 2020, compared to $38.0 million in the three months ended March 31, 2019, an increase of $2.5 million, or 6.5%. The increase was due to higher revenue of $5.5 million from corporate-owned stores opened or acquired since January 1, 2019, partially offset by lower revenue of $3.0 million from corporate-owned stores included in the same store sales base. The $40.5 million of corporate-owned stores revenue in the three months ended March 31, 2020 does not reflect $5.9 million deferred revenue that was collected but not recognized as a result of temporary store closures related to COVID-19.
Equipment segment revenue was $28.2 million in the three months ended March 31, 2020, compared to $45.0 million in the three months ended March 31, 2019, a decrease of $16.8 million, or 37.4%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, including approximately $10.0 million as a result of COVID-19 related closures and travel restrictions beginning in March 2020.
Cost of revenue
Cost of revenue was $21.8 million in the three months ended March 31, 2020 compared to $34.5 million in the three months ended March 31, 2019, a decrease of $12.6 million, or 36.7%. Cost of revenue, which primarily relates to our equipment segment, decreased due to lower equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, including $7.5 million as a result of COVID-19 related closures and travel restrictions beginning in March 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $26.2 million in the three months ended March 31, 2020 compared to $20.9 million in the three months ended March 31, 2019, an increase of $5.3 million, or 25.1%. The increase was primarily attributable to the acquisition of 12 franchisee-owned stores on December 16, 2019, four franchisee-owned stores on May 30, 2019, and the opening of seven corporate-owned stores since January 1, 2019.
Selling, general and administrative
Selling, general and administrative expenses were $17.0 million in the three months ended March 31, 2020 compared to $18.2 million in the three months ended March 31, 2019, a decrease of $1.2 million, or 6.6%. The $1.2 million decrease was primarily due to lower variable and equity-based compensation expense during the three months ended March 31, 2020 related to COVID-19 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $15.2 million in the three months ended March 31, 2020 compared to $11.8 million in the three months ended March 31, 2019, as a result of increased advertising and marketing expenses to support the January sale promotion.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $12.8 million in the three months ended March 31, 2020 compared to $9.9 million in the three months ended March 31, 2019, an increase of $2.9 million, or 29.1%. The increase was primarily attributable to franchisee-store acquisitions, the opening of corporate-owned stores since January 1, 2019 and depreciation of new information systems assets.
Other gain
Other gain was zero in both the three months ended March 31, 2020 and March 31, 2019.

Interest income
Interest income was $1.9 million in the three months ended March 31, 2020, compared to $1.8 million in the three months ended March 31, 2019.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $20.2 million in the three months ended March 31, 2020 compared to $14.7 million in the three months ended March 31, 2019. The increase is primarily attributable to the issuance of $550 million of 2019 Notes in December 2019.
Other expense
Other expense was $0.7 million in the three months ended March 31, 2020 compared to $3.3 million in the three months ended March 31, 2019. In the three months ended March 31, 2020, other expense was primarily attributable to foreign currency losses, partially offset by a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate. In the three months ended March 31, 2019, the expense represents a loss on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $4.9 million in the three months ended March 31, 2020, compared to $5.3 million in the three months ended March 31, 2019, a decrease of $0.4 million. The decrease in the provision for income taxes was primarily attributable to the Company’s decreased income before taxes in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, partially offset by an income tax benefit from the remeasurement of the Company's net deferred tax assets in the prior year.
Segment results
Franchise
Segment EBITDA for the franchise segment was $36.7 million in the three months ended March 31, 2020 compared to $47.4 million in the three months ended March 31, 2019, a decrease of $10.6 million, or 22.4%. The decrease was primarily driven by $7.7 million of lower revenue from franchisee-owned stores included in the same store sales base, partially offset by $1.1 million of higher revenue attributable to stores opened in 2020, as well as stores opened in 2019 which were not included in the same store sales base, $1.3 million due to higher royalty rates on monthly dues and $1.2 million due to higher royalty rates on annual fees. Also contributing to the decrease in franchise segment EBITDA was $0.8 million of lower equipment placement revenue related to COVID-19 closures and travel restrictions beginning in March 2020. The national advertising fund contributed to an overall $6.0 million decrease in franchise segment EBITDA as national advertising fund revenue was $2.6 million lower compared to the prior year period, and national advertising fund expense was $3.4 million higher than the prior year period. The franchise segment EBITDA of $36.7 million does not reflect approximately $14.1 million and $4.6 million of deferred royalty and national advertising fund deferred revenue, respectively, that was collected but not recognized as a result of temporary store closures related to COVID-19. Depreciation and amortization was $1.9 million in the three months ended March 31, 2020 and $2.0 million in the three months ended March 31, 2019.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $12.0 million in the three months ended March 31, 2020 compared to $15.6 million in the three months ended March 31, 2019, a decrease of $3.6 million, or 22.9%. Of this decrease, $2.6 million was related to stores included in our same store sales base in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, and $1.2 million of the decrease was due to foreign exchange losses. The $12.0 million of corporate-owned store EBITDA in the three months ended March 31, 2020 does not reflect $5.9 million deferred revenue that was collected but not recognized as a result of temporary store closures related to COVID-19. Depreciation and amortization was $7.3 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since January 1, 2019.
Equipment
Segment EBITDA for the equipment segment was $6.4 million in the three months ended March 31, 2020 compared to $10.4 million in the three months ended March 31, 2019, a decrease of $4.0 million, or 38.8%, driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, including $2.5 million as a result of COVID-19 related closures and travel restrictions beginning in March 2020. Depreciation and amortization was $1.3 million for both the three months ended March 31, 2020 and 2019.

Liquidity and capital resources
As of March 31, 2020, we had $547.5 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations and anticipated growth, we believe that with the available cash balance, the cash generated from our operations, and amounts we have drawn under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience a reduction in sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk factors” in the Annual Report. There can be no assurance, however, that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Senior Secured Credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$73,122	$57,934
Investing activities	(8,975)	(7,450)
Financing activities	69,418	(4,267)
Effect of foreign exchange rates on cash	(1640)	250
Net increase in cash	$131,925	$46,467
Operating activities
For the three months ended March 31, 2020, net cash provided by operating activities was $73.1 million compared to $57.9 million in the three months ended March 31, 2019, an increase of $15.2 million. Of the increase, $34.6 million was due to favorable changes in working capital primarily in accounts payable and accrued expenses and deferred revenue, partially offset by unfavorable changes in working capital primarily from inventory. This increase was partially offset by $20.7 million lower net income after adjustments to reconcile net income to net cash provided by operating activities in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in thousands)	2020	2019
New corporate-owned stores and corporate-owned stores not yet opened	$2,412	$883
Existing corporate-owned stores	3,147	2,613
Information systems	3,457	3,936
Corporate and all other	143	39
Total capital expenditures	$9,159	$7,471

For the three months ended March 31, 2020, net cash used in investing activities was $9.0 million compared to $7.5 million in the three months ended March 31, 2019, an increase of $1.5 million. The primary driver for the increase in cash used for investing in the three months ended March 31, 2020 was $1.6 million higher cash used for additions to property, plant and equipment as broken out in the table above.

Financing activities
For the three months ended March 31, 2020, net cash provided by financing activities was $69.4 million compared to cash used of $4.3 million in the three months ended March 31, 2019, an increase of $73.7 million. The primary driver of the increase in three months ended March 31, 2020 was the Company’s incurrence of $75.0 million of borrowings under its Variable Funding Notes.
Securitized Financing Facility
On August 1, 2018, the Master Issuer, a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into the 2018 Indenture under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued the 2018 Class A-2-I Notes with an initial principal amount of $575 million and the 2018 Class A-2-II Notes with an initial principal amount of $625 million. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into the Variable Funding Notes that allow for the incurrence of up to $75 million in revolving loans and/or letters of credit, which the Company fully drew down on March 20, 2020. On December 3, 2019 the Master Issuer issued the 2019 Notes with an initial principal amount of $550 million. The 2019 Notes were issued under the Indenture. The Securitized Senior Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company (the “securitization entities”) that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Notes is in September 2048, but the Anticipated Repayment Dates of the 2018 Class A-2-I Notes and the 2018 Class A-2-II Notes are September 2022 and September 2025 respectively, unless earlier prepaid to the extent permitted under the Indenture. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in December 2029. If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
The Variable Funding Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year.
In connection with the issuance of the 2018 Notes and 2019 Notes, the Company incurred debt issuance costs of $27.1 million and $10.6 million, respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method.
The Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50 million (provided that the Company may incur non-securitized indebtedness in excess of such amount, subject to the leverage ratio cap described below, under certain conditions, including if the relevant lenders execute a non-disturbance agreement that acknowledges the bankruptcy-remote status of the Master Issuer and its subsidiaries and of their respective assets), (v) a leverage ratio cap on the Company of 7.0x (calculated without regard for any indebtedness subject to the $50 million cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
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
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2020, the Company had restricted cash held by the Trustee of $63.2 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
Off-balance sheet arrangements
As of March 31, 2020, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these lease guarantee agreements is approximately $14.5 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at March 31, 2020 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years earlier expiration dates if certain conditions are met.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2 Notes which are comprised of fixed interest rate notes and the Variable Funding Notes which allow for the incurrence of up to $75.0 million in revolving loans and/or letters of credit under the Variable Funding Notes, which is fully drawn. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. An increase in the effective interest rate applied to borrowings under the Variable Funding Notes of 100 basis points would result in a $0.8 million increase in pre-tax interest expense on an annualized basis.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2020, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
The risk factors set forth below are in addition and serve as an update to the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our Annual Report.

Our business and results of operations have been and are expected to continue to be materially impacted by the ongoing COVID-19 pandemic.
The recent outbreak of disease caused by COVID-19, which has been declared a pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. A public health pandemic such as COVID-19 poses the risk that we or our employees, franchisees, members, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form 10-K, such as those relating to our growth strategy, international operations, our ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness.
The extent of the impact of the COVID-19 pandemic is highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, we proactively closed all of our stores system-wide in mid-March 2020 and a majority of stores remain closed, we have temporarily furloughed a majority of our corporate-owned store employees while corporate-owned stores remain closed, and we have suspended billing membership fees to members and sales and installation of equipment. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
01/01/20 - 01/31/20	—	$—	—	$200,000,000
02/01/20 - 02/29/20	666,961	75.82	666,961	200,000,000
03/01/20 - 03/31/20	—	—	—	200,000,000
Total	666,961	$75.82	666,961

(1)On November 5, 2019, our board of directors approved a share repurchase program of $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. On March 18, 2020, the Company announced the suspension of its share repurchase program. The Company may reinstate or terminate the program at any time.

(2)On December 4, 2019, the Company entered into a $300 million accelerated share repurchase ("ASR") agreement (the “2019 ASR Agreement”) with JP Morgan Chase, N.A. (the “JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid the JPMC $300 million in cash and received 3,289,924 shares of the Company’s Class A common stock. The 2019 ASR Agreement contained provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the 2019 ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement occurred on March 2, 2020. At final settlement, the Bank delivered 666,961 additional shares of the Company's Class A common stock based on a weighted average cost per share of $75.82 over the term of the ASR Agreement.

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

Planet Fitness, Inc.
(Registrant)

Date: May 11, 2020	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)