Form 10-Q
period 2020-06-30
Planet Fitness, Inc.
filed 2020-08-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2020 there were 80,008,738 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 6,499,487 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:

•	our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;

•	damage to our brand and reputation;

•	our ability to successfully implement our growth strategy, including our and our franchisees’ ability to identify and secure suitable sites for new franchise stores;

•	technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems, including failures, interruptions or security breaches of such systems;

•	our and our franchisees’ ability to attract and retain members;

•	the high level of competition in the health club industry generally;

•	our reliance on a limited number of vendors, suppliers and other third-party service providers;

•	our substantial increased indebtedness as a result of our refinancing and securitization transactions and our ability to incur additional indebtedness or refinance that indebtedness in the future;

•	our future financial performance and our ability to pay principal and interest on our indebtedness;

•	our corporate structure and tax receivable agreements;

•	the duration and impact of COVID-19, which has resulted in store closures and may give rise to or heighten one or more of the other risks and uncertainties described above;

•	as a result of COVID-19 we have experienced to date, and may continue to experience, a decrease in our net membership base; and

•
the other factors identified under the heading “Risk Factors” herein and in our annual report on Form 10-K for the fiscal year ended December 31, 2019, our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020, and our other filings with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$423,553	$436,256
Restricted cash	86,407	42,539
Accounts receivable, net of allowance for bad debts of $84 and $111 at June 30, 2020 and December 31, 2019, respectively	15,251	42,268
Inventory	2,778	877
Deferred expenses – national advertising fund	7,942	—
Prepaid expenses	12,160	8,025
Other receivables	21,301	9,226
Other current assets	12,089	947
Total current assets	581,481	540,138
Property and equipment, net of accumulated depreciation of $89,417 and $73,621 at June 30, 2020 and December 31, 2019, respectively	149,624	145,481
Right-of-use assets, net	155,523	155,633
Intangible assets, net	225,498	233,921
Goodwill	227,821	227,821
Deferred income taxes	458,196	412,293
Other assets, net	1,894	1,903
Total assets	$1,800,037	$1,717,190
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	11,461	21,267
Accrued expenses	19,767	31,623
Equipment deposits	3,832	3,008
Deferred revenue, current	32,147	27,596
Payable pursuant to tax benefit arrangements, current	30,912	26,468
Other current liabilities	18,959	18,016
Total current liabilities	134,578	145,478
Long-term debt, net of current maturities	1,681,953	1,687,505
Borrowings under Variable Funding Notes	75,000	—
Lease liabilities, net of current portion	154,501	152,920
Deferred revenue, net of current portion	33,585	34,458
Deferred tax liabilities	1,562	1,116
Payable pursuant to tax benefit arrangements, net of current portion	438,105	400,748
Other liabilities	2,453	2,719
Total noncurrent liabilities	2,387,159	2,279,466
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 79,994 and 78,525 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 6,500 and 8,562 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Accumulated other comprehensive (loss) income	(57)	303
Additional paid in capital	38,900	29,820
Accumulated deficit	(757,139)	(736,587)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(718,287)	(706,455)
Non-controlling interests	(3,413)	(1,299)
Total stockholders’ deficit	(721,700)	(707,754)
Total liabilities and stockholders’ deficit	$1,800,037	$1,717,190

 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue:
Franchise	$16,214	$58,225	$65,125	$111,181
Commission income	45	1,065	435	2,059
National advertising fund revenue	4,743	12,522	13,971	24,334
Corporate-owned stores	9,419	39,695	49,935	77,739
Equipment	9,813	70,154	37,998	115,165
Total revenue	40,234	181,661	167,464	330,478
Operating costs and expenses:
Cost of revenue	8,478	54,391	30,323	88,877
Store operations	14,681	20,163	40,838	41,068
Selling, general and administrative	15,896	18,864	32,848	37,018
National advertising fund expense	10,878	12,522	26,083	24,334
Depreciation and amortization	13,008	10,577	25,800	20,484
Other loss (gain)	15	(122)	26	246
Total operating costs and expenses	62,956	116,395	155,918	212,027
(Loss) income from operations	(22,722)	65,266	11,546	118,451
Other expense, net:
Interest income	359	1,979	2,286	3,777
Interest expense	(20,467)	(14,636)	(40,708)	(29,385)
Other expense	(73)	(1,444)	(760)	(4,762)
Total other expense, net	(20,181)	(14,101)	(39,182)	(30,370)
(Loss) income before income taxes	(42,903)	51,165	(27,636)	88,081
(Benefit) provision for income taxes	(10,918)	11,338	(6,034)	16,615
Net (loss) income	(31,985)	39,827	(21,602)	71,466
Less net (loss) income attributable to non-controlling interests	(2,808)	4,983	(1,032)	9,213
Net (loss) income attributable to Planet Fitness, Inc.	$(29,177)	$34,844	(20,570)	$62,253
Net (loss) income per share of Class A common stock:
Basic	$(0.36)	$0.41	$(0.26)	$0.74
Diluted	$(0.36)	$0.41	$(0.26)	$0.74
Weighted-average shares of Class A common stock outstanding:
Basic	79,966	84,143	79,532	83,975
Diluted	79,966	84,835	79,532	84,639

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net (loss) income including non-controlling interests	$(31,985)	$39,827	$(21,602)	$71,466
Other comprehensive income (loss), net:
Foreign currency translation adjustments	249	103	(360)	157
Total other comprehensive income, net	249	103	(360)	157
Total comprehensive (loss) income including non-controlling interests	(31,736)	39,930	(21,962)	71,623
Less: total comprehensive (loss) income attributable to non-controlling interests	(2,808)	4,983	(1,032)	9,213
Total comprehensive (loss) income attributable to Planet Fitness, Inc.	$(28,928)	$34,947	$(20,930)	$62,410

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(21,602)	$71,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,800	20,484
Amortization of deferred financing costs	3,187	2,664
Amortization of asset retirement obligations	33	168
Deferred tax (benefit) expense	(3,713)	8,854
(Gain) loss on re-measurement of tax benefit arrangement	(502)	4,852
Provision for bad debts	(28)	(10)
Equity-based compensation	2,493	2,279
Other	434	(515)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	26,917	12,465
Inventory	(1,900)	2,608
Other assets and other current assets	(16,323)	(9,288)
National advertising fund	(7,941)	(5,096)
Accounts payable and accrued expenses	(22,354)	(20,831)
Other liabilities and other current liabilities	1,472	1,777
Income taxes	(4,485)	1,987
Payable pursuant to tax benefit arrangements	—	(17,476)
Equipment deposits	824	(532)
Deferred revenue	3,820	6,631
Leases and deferred rent	884	17
Net cash (used in) provided by operating activities	(12,984)	82,504
Cash flows from investing activities:
Additions to property and equipment	(21,161)	(18,925)
Acquisition of franchises	—	(14,801)
Proceeds from sale of property and equipment	169	54
Net cash used in investing activities	(20,992)	(33,672)
Cash flows from financing activities:
Principal payments on capital lease obligations	(84)	(27)
Proceeds from borrowings under Variable Funding Notes	75,000	—
Repayment of long-term debt	(8,750)	(6,000)
Proceeds from issuance of Class A common stock	1,583	1,520
Dividend equivalent payments	(174)	(138)
Distributions to Continuing LLC Members	(1,600)	(3,742)
Net cash provided by (used in) financing activities	65,975	(8,387)
Effects of exchange rate changes on cash and cash equivalents	(834)	542
Net increase in cash, cash equivalents and restricted cash	31,165	40,987
Cash, cash equivalents and restricted cash, beginning of period	478,795	320,139
Cash, cash equivalents and restricted cash, end of period	$509,960	$361,126
Supplemental cash flow information:
Net cash paid for income taxes	$2,155	$6,530
Cash paid for interest	$37,724	$26,923
Non-cash investing activities:
Non-cash additions to property and equipment	$2,099	$1,896
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net loss	—	—	—	—	—	—	(20,570)	(1,032)	(21,602)
Equity-based compensation expense	—	—	—	—	—	2,493	—	—	2,493
Exchanges of Class B common stock	2,062	—	(2,062)	—	—	(956)	—	956	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	74	—	—	—	—	1,353	—	—	1,353
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,190	—	—	6,190
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(438)	(438)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,600)	(1,600)
Other	—	—	—	—	—	—	18	—	18
Other comprehensive income	—	—	—	—	(360)	—	—	—	(360)
Balance at June 30, 2020	79,994	$8	6,500	$1	$(57)	$38,900	$(757,139)	$(3,413)	$(721,700)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	62,253	9,213	71,466
Equity-based compensation expense	—	—	—	—	—	2,279	—	—	2,279
Exchanges of Class B common stock	866	—	(866)	—	—	(1,172)	—	1,172	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	69	—	—	—	—	1,209	—	—	1,209
Repurchase and retirement of Class A common stock	(524)	(1)	—	—	—	64	—	(64)	(1)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,383	—	—	2,383
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(3,621)	(3,621)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,742)	(3,742)
Cumulative effect adjustment - ASC 842	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive income	—	—	—	—	157	—	—	—	157
Balance at June 30, 2019	83,995	$8	8,582	$1	$251	$24,495	$(333,870)	$(5,257)	$(314,372)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	79,928	$8	6,501	$1	$(306)	$36,460	$(727,946)	$(386)	$(692,169)
Net loss	—	—	—	—	—	—	(29,177)	(2,808)	(31,985)
Equity-based compensation expense	—	—	—	—	—	1,546	—	—	1,546
Exchanges of Class B common stock	1	—	(1)	—	—	—	—	—	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	65	—	—	—	—	894	—	—	894
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(219)	(219)
Other	—	—	—	—	—	—	(16)	—	(16)
Other comprehensive income	—	—	—	—	249	—	—	—	249
Balance at June 30, 2020	79,994	$8	6,500	$1	$(57)	$38,900	$(757,139)	$(3,413)	$(721,700)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	84,463	$9	8,589	$1	$148	$22,576	$(368,714)	$(8,062)	$(354,042)
Net income	—	—	—	—	—	—	34,844	4,983	39,827
Equity-based compensation expense	—	—	—	—	—	964	—	—	964
Exchanges of Class B common stock	7	—	(7)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	49	—	—	—	—	704	—	—	704
Repurchase and retirement of Class A common stock	(524)	(1)	—	—	—	64	—	(64)	(1)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	187	—	—	187
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(214)	(214)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,900)	(1,900)
Other comprehensive income	—	—	—	—	103	—	—	—	103
Balance at June 30, 2019	83,995	$8	8,582	$1	$251	$24,495	$(333,870)	$(5,257)	$(314,372)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 15.2 million members and 2,059 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia as of June 30, 2020.
In March 2020, the Company proactively closed all of its stores system wide in response to the novel coronavirus disease (“COVID-19”) pandemic in order to promote the health and safety of its members, team members and their communities. As of June 30, 2020, 1,490 stores had reopened, of which 1,451 were franchisee-owned stores and 39 were corporate-owned stores.
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
As of June 30, 2020, Planet Fitness, Inc. held 100.0% of the voting interest and 92.5% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 7.5% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on February 28, 2020. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company collects 2% of gross monthly membership dues from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to support our national marketing campaigns, its social media platforms and the development of local advertising materials.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of long-term debt as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,726,250	$1,659,119	$1,735,000	$1,765,805
Variable Funding Notes	$75,000	$75,000	$—	$—
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
As a result of the COVID-19 pandemic, the fair value of our long-term debt has fluctuated significantly and may continue to fluctuate based on market conditions and other factors, including changes in the target federal funds rate.

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
(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,603	$—	$2,682	$—
MMR	2,153	—	2,206	—
Total	$4,756	$—	$4,888	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $14,412 and $10,309 as of June 30, 2020 and December 31, 2019, respectively.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at June 30, 2020 and December 31, 2019 is as follows:

June 30, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(118,511)	$55,522
Reacquired franchise rights	8.0	37,660	(14,284)	23,376
		211,693	(132,795)	78,898
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(132,795)	$225,498
Goodwill		$227,821	$—	$227,821

December 31, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(112,114)	$61,919
Reacquired franchise rights	8.0	37,660	(12,258)	25,402
		211,693	(124,372)	87,321
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(124,372)	$233,921
Goodwill		$227,821	$—	$227,821

 The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $4,222 and $4,019 for the three months ended June 30, 2020 and 2019, respectively and $8,445 and $8,025 for the six months ended June 30, 2020 and 2019, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of June 30, 2020 is as follows:

Amount
Remainder of 2020	$8,423
2021	16,636
2022	16,728
2023	16,558
2024	14,067
Thereafter	6,486
Total	$78,898

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of June 30, 2020 and December 31, 2019 consists of the following:

	June 30, 2020	December 31, 2019
2018-1 Class A-2-I notes	$564,938	$567,813
2018-1 Class A-2-II notes	614,062	617,187
2019-1 Class A-2 notes	547,250	550,000
Borrowings under Variable Funding Notes	75,000	—
Total debt, excluding deferred financing costs	1,801,250	1,735,000
Deferred financing costs, net of accumulated amortization	(26,797)	(29,995)
Total debt	1,774,453	1,705,005
Current portion of long-term debt	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,756,953	$1,687,505

Future annual principal payments of long-term debt as of June 30, 2020 are as follows:

Amount
Remainder of 2020	$8,750
2021	17,500
2022	568,063
2023	86,750
2024	11,750
Thereafter	1,108,437
Total	$1,801,250

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
Pursuant to a parent company support agreement, the Company has agreed to cause its subsidiary to perform each of its obligations (including any indemnity obligations) and duties under the Management Agreement and under the contribution agreements entered into in connection with the securitized financing facility, in each case as and when due. To the extent that such subsidiary has not performed any such obligation or duty within the prescribed time frame after such obligation or duty was required to be performed, the Company has agreed to either (i) perform such obligation or duty or (ii) cause such obligations or duties to be performed on the Company’s behalf.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2020, the Company had restricted cash held by the Trustee of $70,399, which includes pre-funding of principal and interest payments through the remainder of 2020. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset, net	$155,523	$155,633
Finance lease assets	Property and equipment, net of accumulated depreciation	286	309
Total lease assets		$155,809	$155,942

Liabilities
Current:
Operating	Other current liabilities	$17,658	$16,755
Noncurrent:
Operating	Lease liabilities, net of current portion	154,501	152,920
Financing	Other liabilities	298	333
Total lease liabilities		$172,457	$170,008

Weighted-average remaining lease term (years) - operating leases		8.7

Weighted-average discount rate - operating leases		5.0%

During the three and six months ended June 30, 2020 and 2019, the components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$5,957	$4,951	$12,348	$9,796
Variable lease cost	2,459	2,033	4,830	3,973
Total lease cost	$8,416	$6,984	$17,178	$13,769

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash paid for lease liabilities	$5,599	$4,718	$11,397	$9,365
Operating assets obtained in exchange for operating lease liabilities	$6,102	$2,981	$6,102	$2,981

As of June 30, 2020, maturities of lease liabilities were as follows:

Amount
Remainder of 2020	$12,792
2021	26,313
2022	26,905
2023	26,928
2024	25,124
Thereafter	105,812
Total lease payments	$223,874
Less: imputed interest	51,417
Present value of lease liabilities	$172,457

As of June 30, 2020, operating lease payments exclude approximately $20,323 of legally binding minimum lease payments for leases signed but not yet commenced.
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
Additionally, as of June 30, 2020, due to temporary store closures in March as a result of the COVID-19 pandemic, approximately $10.3 million remains of deferred revenue from March related to monthly membership billings of corporate-owned store and franchise revenue that the Company will recognize as the stores reopen.
The following table reflects the change in contract liabilities between December 31, 2019 and June 30, 2020.

Contract liabilities
Balance at December 31, 2019	$62,054
Revenue recognized that was included in the contract liability at the beginning of the year	(18,621)
Increase, excluding amounts recognized as revenue during the period	22,299
Balance at June 30, 2020	$65,732

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
Remainder of 2020	$28,973
2021	5,129
2022	3,616
2023	3,509
2024	3,249
Thereafter	21,256
Total	$65,732

(9) Related Party Transactions
Amounts due from related parties of $420 as of June 30, 2020 recorded within other receivables on the condensed consolidated balance sheet relate to a potential indemnification reimbursement for an outstanding legal matter, see Note 13.
Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Franchise revenue	$—	$717	$500	$1,233
Equipment revenue	—	2,324	93	2,324
Total revenue from related parties	$—	$3,041	$593	$3,557

Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $188 and $256 as of June 30, 2020 and December 31, 2019, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $31,729 and $53,491, as of June 30, 2020 and December 31, 2019, respectively (see Note 12).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $224 and $695 for the three months ended June 30, 2020 and 2019, respectively, and $793 and $1,369 for the six months ended June 30, 2020 and 2019, respectively.
In the three and six months ended June 30, 2020, the Company incurred approximately $11 and $60, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
During the three months ended June 30, 2020, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March that were not collected as part of the typical monthly process as a result of the impact of COVID-19. Repayment of this loan will occur over several months, once the stores reopen. As of June 30, 2020, approximately $8,777 of the loan balance is outstanding.
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
During the six months ended June 30, 2020, certain existing holders of Holdings Units exercised their exchange rights and exchanged 2,062,433 Holdings Units for 2,062,433 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 2,062,433 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 2,062,433 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As a result of the above transactions, as of June 30, 2020:

•
Holders of our Class A common stock owned 79,995,307 shares of our Class A common stock, representing 92.5% of the voting power in the Company and, through the Company, 79,995,307 Holdings Units representing 92.5% of the economic interest in Pla-Fit Holdings; and

•
the Continuing LLC Owners collectively owned 6,499,487 Holdings Units, representing 7.5% of the economic interest in Pla-Fit Holdings, and 6,499,487 shares of our Class B common stock, representing 7.5% of the voting power in the Company.

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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding for the six months ended June 30, 2020 and 2019.
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(31,985)	$39,827	$(21,602)	$71,466
Less: net (loss) income attributable to non-controlling interests	(2,808)	4,983	(1,032)	9,213
Net (loss) income attributable to Planet Fitness, Inc.	$(29,177)	$34,844	$(20,570)	$62,253
Denominator
Weighted-average shares of Class A common stock outstanding - basic	79,965,842	84,142,975	79,532,155	83,975,192
Effect of dilutive securities:
Stock options	—	643,120	—	614,050
Restricted stock units	—	49,088	—	49,408
Weighted-average shares of Class A common stock outstanding - diluted	79,965,842	84,835,183	79,532,155	84,638,650
(Loss) earnings per share of Class A common stock - basic	$(0.36)	$0.41	$(0.26)	$0.74
(Loss) earnings per share of Class A common stock - diluted	$(0.36)	$0.41	$(0.26)	$0.74

Potentially dilutive stock options of 516,927 and 546,303 for the three and six months ended June 30, 2020 and restricted stock units of 31,811 and 41,189 for the three and six months ended June 30, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 6,500,908 and 8,585,294 for the three months ended June 30, 2020 and 2019, respectively, and 7,139,172 and 8,910,315 for the six months ended June 30, 2020 and 2019, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 179,893 and 72,984 for the three months ended June 30, 2020 and 2019, respectively, and 147,118 and 36,648 for the six months ended June 30, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 2,331 and 0 for the three months ended June 30, 2020 and 2019, respectively, and 3,069 and 1,209 for the six months ended June 30, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 25.4% and 22.2% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 21.8% and 18.9% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, the recognition of a tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interests. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

rate of 21% primarily due the recognition of a tax benefit from the remeasurement of the Company's net deferred tax assets, and income attributable to non-controlling interests, offset by state and local taxes. The Company was also subject to taxes in foreign jurisdictions. Undistributed earnings of foreign operations were not material for the three and six months ended June 30, 2020 and 2019.
Net deferred tax assets of $456,634 and $411,177 as of June 30, 2020 and December 31, 2019, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of June 30, 2020 and December 31, 2019, the total liability related to uncertain tax positions was $420. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2020 and 2019 were not material.
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
During the six months ended June 30, 2020, 2,062,433 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $1,331 during the six months ended June 30, 2020. As a result of these exchanges, during the six months ended June 30, 2020, we also recognized deferred tax assets in the amount of $49,518, and corresponding tax benefit arrangement liabilities of $41,997, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of June 30, 2020 and December 31, 2019, the Company had a liability of $469,017 and $427,216, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2020	$26,551
2021	6,229
2022	33,106
2023	41,510
2024	37,345
Thereafter	324,276
Total	$469,017

(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 3, 2019, the Company and other defendants received a joint and several judgment against them in the amount of $6,300, inclusive of accrued interest, in a civil action brought by a former employee. As of June 30, 2020, the Company has estimated its obligation related to this matter to be approximately $1,260, which is included in other current liabilities on the condensed

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $1,260 in other receivables on the Company’s condensed consolidated balance sheet, of which $420 is due from a related party. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of June 30, 2020 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Franchise segment revenue - U.S.	$20,819	$70,221	$78,161	$134,618
Franchise segment revenue - International	183	1,591	1,370	2,956
Franchise segment total	21,002	71,812	79,531	137,574
Corporate-owned stores - U.S.	9,244	38,592	48,810	75,541
Corporate-owned stores - International	175	1,103	1,125	2,198
Corporate-owned stores total	9,419	39,695	49,935	77,739
Equipment segment - U.S.	9,813	70,154	37,998	115,165
Equipment segment total	9,813	70,154	37,998	115,165
Total revenue	$40,234	$181,661	$167,464	$330,478

Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $868 and $5,071 for the three months ended June 30, 2020 and 2019, respectively, and $2,880 and $7,836 for the six months June 30, 2020 and 2019, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment EBITDA
Franchise	$3,529	$49,860	$40,275	$97,220
Corporate-owned stores	(6,342)	18,137	5,665	33,706
Equipment	1,311	16,772	7,677	27,179
Corporate and other	(8,285)	(10,370)	(17,031)	(23,932)
Total Segment EBITDA	$(9,787)	$74,399	$36,586	$134,173

The following table reconciles total Segment EBITDA to (loss) income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total Segment EBITDA	$(9,787)	$74,399	$36,586	$134,173
Less:
Depreciation and amortization	13,008	10,577	25,800	20,484
Other expense	(73)	(1,444)	(760)	(4,762)
(Loss) income from operations	(22,722)	65,266	11,546	118,451
Interest income	359	1,979	2,286	3,777
Interest expense	(20,467)	(14,636)	(40,708)	(29,385)
Other expense	(73)	(1,444)	(760)	(4,762)
(Loss) income before income taxes	$(42,903)	$51,165	$(27,636)	$88,081

The following table summarizes the Company’s assets by reportable segment:

	June 30, 2020	December 31, 2019
Franchise	$178,107	$193,504
Corporate-owned stores	468,764	471,234
Equipment	171,118	197,656
Unallocated	982,048	854,796
Total consolidated assets	$1,800,037	$1,717,190

The table above includes $867 and $1,039 of long-lived assets located in the Company’s international corporate-owned stores as of June 30, 2020 and December 31, 2019, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2020	December 31, 2019
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Consolidated goodwill	$227,821	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	1,940	1,730	1,903	1,666
New stores opened	21	53	59	118
Stores debranded, sold or consolidated(1)	(1)	(4)	(2)	(5)
Stores operated at end of period(2)	1,960	1,779	1,960	1,779

Corporate-owned stores:
Stores operated at beginning of period	99	76	98	76
New stores opened	—	—	1	—
Stores acquired from franchisees	—	4	—	4
Stores operated at end of period(2)	99	80	99	80

Total stores:
Stores operated at beginning of period	2,039	1,806	2,001	1,742
New stores opened	21	53	60	118
Stores acquired, debranded, sold or consolidated(1)	(1)	—	(2)	(1)
Stores operated at end of period(2)	2,059	1,859	2,059	1,859

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

(2)
The “stores operated” include stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of June 30, 2020, 1,490 were re-opened and operating, of which 1,451 were franchisee-owned stores and 39 were corporate-owned stores.

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
As of June 30, 2020, we had more than 15.2 million members and 2,059 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. Of our 2,059 stores, 1,960 are franchised and 99 are corporate-owned. As of June 30, 2020, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in early May as local guidelines allowed, and as of June 30, 2020, 1,490 of our stores were open and operating, of which 1,451 were franchisee-owned stores and 39 were corporate-owned stores. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As previously announced, members will not be charged membership dues while our stores are closed and will be credited for any membership dues paid for periods when our stores were closed. We have experienced and continue to expect to experience decreased new store development and remodels, as well as decreased replacement equipment sales for 2020 as a result of the COVID-19 pandemic.
We continue to reopen stores as local authorities issue guidelines authorizing the reopening of fitness centers and we determine it is safe to do so. We have recognized franchise revenue and corporate-owned store revenue associated with any March membership dues collected prior to store closures as stores reopened, and we continue to defer revenue for stores that have not yet opened. We may have to defer further revenue in the future for stores that have been required to re-close.
The duration of the COVID-19 pandemic and the extent of its impact on our business cannot be reasonably estimated at this time. We anticipate that the COVID-19 pandemic will continue to negatively impact our operating results in future periods. As a result of COVID-19 we have experienced to date, and may continue to experience, a decrease in our net membership base. We previously withdrew our 2020 full-year guidance and are not providing updated guidance at this time due to continued uncertainty around the duration and impact of COVID-19.
We have taken the following actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the current and anticipated future impact of the COVID-19 pandemic on our business:

•
Board of Director and Executive Compensation: The Company’s Chief Executive Officer, President, Chief Financial and Chief Digital and Information Officers have significantly reduced their base salaries. In addition, the base salaries of other members of senior management were reduced in graduated amounts. The Board of Directors has suspended payment of the annual retainer to non-employee directors.

•
Corporate-owned stores: We temporarily furloughed all employees except the store manager at each corporate-owned store location while the store remains closed. These employees are able to continue receiving benefits from the Company during store closures.

•	Corporate Office: Our corporate headquarters has begun a phased reopening, with certain employees continuing to work remotely to ensure their well-being.

•	Credit Facility: We fully drew down our $75.0 million Variable Funding Notes to provide additional liquidity and flexibility.

•	Share Repurchase: We have suspended share repurchases to preserve liquidity and flexibility.

•	Tax benefit arrangement payments: We delayed the payment of the annual tax benefit arrangement payments, typically made in April, to the third quarter.

•	Capital Expenditures: Capital expenditures may be deferred, including new corporate-owned store openings and investments in existing corporate-owned stores.
Although we expect the COVID-19 pandemic to continue to negatively impact the Company’s operations and cash flows, based on management’s current expectations and currently available information, the Company believes current cash and cash from operations will be sufficient to meet its operating cash requirements, planned capital expenditures and interest and principal payments for at least the next twelve months.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2020 and 2019. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue
Franchise segment	$21,002	$71,812	$79,531	$137,574
Corporate-owned stores segment	9,419	39,695	49,935	77,739
Equipment segment	9,813	70,154	37,998	115,165
Total revenue	$40,234	$181,661	$167,464	$330,478

Segment EBITDA
Franchise	$3,529	$49,860	$40,275	$97,220
Corporate-owned stores	(6,342)	18,137	5,665	33,706
Equipment	1,311	16,772	7,677	27,179
Corporate and other	(8,285)	(10,370)	(17,031)	(23,932)
Total Segment EBITDA(1)	$(9,787)	$74,399	$36,586	$134,173

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net (loss) income, the most directly comparable U.S. GAAP measure.

A reconciliation of income (loss) from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2020
Income (loss) from operations	$1,644	$(13,776)	$49	$(10,639)	$(22,722)
Depreciation and amortization	1,965	7,262	1,262	2,519	13,008
Other (expense) income	(80)	172	—	(165)	(73)
Segment EBITDA(1)	$3,529	$(6,342)	$1,311	$(8,285)	$(9,787)

Three months ended June 30, 2019
Income (loss) from operations	$47,883	$11,919	$15,509	$(10,045)	$65,266
Depreciation and amortization	1,977	6,023	1,260	1,317	10,577
Other income (expense)	—	195	3	(1,642)	(1,444)
Segment EBITDA(1)	$49,860	$18,137	$16,772	$(10,370)	$74,399

Six months ended June 30, 2020
Income (loss) from operations	$36,467	$(8,097)	$5,152	$(21,976)	$11,546
Depreciation and amortization	3,892	14,584	2,525	4,799	25,800
Other (expense) income	(84)	(822)	—	146	(760)
Segment EBITDA(1)	$40,275	$5,665	$7,677	$(17,031)	$36,586

Six months ended June 30, 2019
Income (loss) from operations	$93,249	$21,571	$24,656	$(21,025)	$118,451
Depreciation and amortization	3,973	11,736	2,520	2,255	20,484
Other (expense) income	(2)	399	3	(5,162)	(4,762)
Segment EBITDA(1)	$97,220	$33,706	$27,179	$(23,932)	$134,173

(1)
Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net (loss) income, the most directly comparable U.S. GAAP measure.

How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, system-wide sales, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net (loss) income, and Adjusted net (loss) income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net (loss) income, and Adjusted net (loss) income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net (loss) income, and Adjusted net (loss) income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net (loss) income to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net (loss) income per share, diluted to net (loss) income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	1,940	1,730	1,903	1,666
New stores opened	21	53	59	118
Stores debranded, sold or consolidated(1)	(1)	(4)	(2)	(5)
Stores operated at end of period(2)	1,960	1,779	1,960	1,779

Corporate-owned stores:
Stores operated at beginning of period	99	76	98	76
New stores opened	—	—	1	—
Stores acquired from franchisees	—	4	—	4
Stores operated at end of period(2)	99	80	99	80

Total stores:
Stores operated at beginning of period	2,039	1,806	2,001	1,742
New stores opened	21	53	60	118
Stores acquired, debranded, sold or consolidated(1)	(1)	—	(2)	(1)
Stores operated at end of period(2)	2,059	1,859	2,059	1,859

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

(2)
The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of June 30, 2020, 1,490 were re-opened and operating, of which 1,451 were franchisee-owned stores and 39 were corporate-owned stores.

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
As a result of the closure of all of our stores due to COVID-19 in March 2020, a majority of stores remained closed for a portion of the three and six months ended June 30, 2020. Because less than 50% of our stores in the same store sales base had membership billings in all of the months included in the three and six months ending June 30, 2020, we are not providing same store sales comparisons for these periods.
The following table shows our same store sales for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Same store sales data
Same store sales growth:
Franchisee-owned stores	NC	9.0%	NC	9.6%
Corporate-owned stores	NC	5.8%	NC	6.9%
Total stores	NC	8.8%	NC	9.5%
Number of stores in same store sales base:
Franchisee-owned stores	NC	1,522	NC	1,522
Corporate-owned stores	NC	68	NC	68
Total stores	NC	1,598	NC	1,598

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $86 million and $851 million, during the three months ended June 30, 2020 and 2019, respectively, and $1,002 million and $1,649 million during the six months ended June 30, 2020 and 2019, respectively.

Non-GAAP financial measures
We refer to EBITDA and Adjusted EBITDA as we use these measures to evaluate our operating performance and we believe these measures provide useful information to investors in evaluating our performance. EBITDA and Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as net (loss) income or any other performance measures derived in accordance with U.S. GAAP. Also, in the future we may incur expenses or charges such as those used to calculate Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. We have also disclosed Segment EBITDA as an important financial metric utilized by the Company to evaluate performance and allocate resources to segments in accordance with ASC 280, Segment Reporting. As part of such disclosure in “Our Segments” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has provided a reconciliation from income from operations to Total Segment EBITDA, which is equal to the Non-GAAP financial metric EBITDA.
We define EBITDA as net (loss) income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our board of directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net (loss) income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, stock offering-related costs, and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period.
A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(in thousands)
Net (loss) income	$(31,985)	$39,827	$(21,602)	$71,466
Interest income	(359)	(1,979)	(2,286)	(3,777)
Interest expense	20,467	14,636	40,708	29,385
(Benefit) provision for income taxes	(10,918)	11,338	(6,034)	16,615
Depreciation and amortization	13,008	10,577	25,800	20,484
EBITDA	$(9,787)	$74,399	$36,586	$134,173
Purchase accounting adjustments-revenue(1)	79	176	146	249
Purchase accounting adjustments-rent(2)	129	117	271	240
Severance costs(3)	159	—	159	—
Pre-opening costs(4)	154	194	515	195
Tax benefit arrangement remeasurement(5)	—	1,479	(502)	4,852
Other(6)	—	145	93	159
Adjusted EBITDA	$(9,266)	$76,510	$37,268	$139,868

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41, $44, $82, and $88 in the three and six months ended June 30, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $88, $73, $189, and $152 in the three and six months ended June 30, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents severance expense recorded in connection with an equity award modification.

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

Our presentation of Adjusted net (loss) income and Adjusted net (loss) income per share, diluted, assumes that all net (loss) income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net (loss) income per share, diluted, is calculated by dividing Adjusted net (loss) income by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net (loss) income and Adjusted net (loss) income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net (loss) income and earnings per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net (loss) income and Adjusted net (loss) income per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net (loss) income to net (loss) income, the most directly comparable U.S. GAAP measure, and the computation of Adjusted net (loss) income per share, diluted, are set forth below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(31,985)	$39,827	$(21,602)	$71,466
(Benefit) provision for income taxes, as reported	(10,918)	11,338	(6,034)	16,615
Purchase accounting adjustments-revenue(1)	79	176	146	249
Purchase accounting adjustments-rent(2)	129	117	271	240
Severance costs(3)	159	—	159	—
Pre-opening costs(4)	154	194	515	195
Tax benefit arrangement remeasurement(5)	—	1,479	(502)	4,852
Other(6)	—	145	93	159
Purchase accounting amortization(7)	4,211	4,009	8,424	8,008
Adjusted (loss) income before income taxes	$(38,171)	$57,285	$(18,530)	$101,784
Adjusted income tax (benefit) expense(8)	(10,230)	15,238	(4,966)	27,075
Adjusted net (loss) income	$(27,941)	$42,047	$(13,564)	$74,709

Adjusted net (loss) income per share, diluted	$(0.32)	$0.45	$(0.16)	$0.80

Adjusted weighted-average shares outstanding(9)	86,467	93,420	86,671	93,549

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

(2)
Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41, $44, $82, and $88 in the three and six months ended June 30, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $88, $73, $189, and $152 in the three and six months ended June 30, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

(3)	Represents severance expense recorded in connection with an equity award modification.

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

(7)
Includes $3,096, $3,096, $6,192, and $6,192 of amortization of intangible assets, other than favorable leases, for the three and six months ended June 30, 2020 and 2019, recorded in connection with the 2012 Acquisition, and $1,116, $913, $2,231 and $1,816 of amortization of intangible assets for the three months ended June 30, 2020 and 2019, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.

(8)
Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the three and six months ended June 30, 2020 and 2019, respectively, applied to adjusted income (loss) before income taxes.

(9)	Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net (loss) income per share, diluted, to Adjusted net (loss) income per share, diluted is set forth below for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020			For the three months ended June 30, 2019
(in thousands, except per share amounts)	Net loss	Weighted Average Shares	Net loss per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net (loss) income attributable to Planet Fitness, Inc.(1)	$(29,177)	79,966	$(0.36)	$34,844	84,835	$0.41
Assumed exchange of shares(2)	(2,808)	6,501		4,983	8,585
Net (loss) income	(31,985)			39,827
Adjustments to arrive at adjusted (loss) income before income taxes(3)	(6,186)			17,458
Adjusted (loss) income before income taxes	(38,171)			57,285
Adjusted income tax (benefit) expense(4)	(10,230)			15,238
Adjusted net (loss) income	$(27,941)	86,467	$(0.32)	$42,047	93,420	$0.45

(1)	Represents net (loss) income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net (loss) income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net (loss) income table above to arrive at adjusted (loss) income before income taxes.

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the three months ended June 30, 2020 and 2019, respectively, applied to adjusted (loss) income before income taxes.

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
(in thousands, except per share amounts)	Net loss	Weighted Average Shares	Net loss per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net (loss) income attributable to Planet Fitness, Inc.(1)	$(20,570)	79,532	$(0.26)	$62,253	84,639	$0.74
Assumed exchange of shares(2)	(1,032)	7,139		9,213	8,910
Net (loss) income	(21,602)			71,466
Adjustments to arrive at adjusted (loss) income before income taxes(3)	3,072			30,318
Adjusted (loss) income before income taxes	(18,530)			101,784
Adjusted income tax (benefit) expense(4)	(4,966)			27,075
Adjusted net (loss) income	$(13,564)	86,671	$(0.16)	$74,709	93,549	$0.80

(1)	Represents net (loss) income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.

(2)
Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net (loss) income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.

(3)	Represents the total impact of all adjustments identified in the adjusted net (loss) income table above to arrive at adjusted (loss) income before income taxes.

(4)
Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the six months ended June 30, 2020 and 2019, respectively, applied to adjusted (loss) income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Franchise revenue	40.3%	32.1%	38.9%	33.6%
Commission income	0.1%	0.6%	0.3%	0.6%
National advertising fund revenue	11.8%	6.9%	8.3%	7.4%
Franchise segment	52.2%	39.6%	47.5%	41.6%
Corporate-owned stores	23.4%	21.8%	29.8%	23.6%
Equipment	24.4%	38.6%	22.7%	34.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	21.1%	29.9%	18.1%	26.9%
Store operations	36.5%	11.1%	24.4%	12.4%
Selling, general and administrative	39.5%	10.4%	19.6%	11.2%
National advertising fund expense	27.0%	6.9%	15.6%	7.4%
Depreciation and amortization	32.3%	5.8%	15.4%	6.2%
Other loss	—%	(0.1)%	—%	0.1%
Total operating costs and expenses	156.4%	64.0%	93.1%	64.2%
(Loss) income from operations	(56.4)%	36.0%	6.9%	35.8%
Other income (expense), net:
Interest income	0.9%	1.1%	1.4%	1.1%
Interest expense	(50.9)%	(8.1)%	(24.3)%	(8.9)%
Other expense	(0.2)%	(0.8)%	(0.5)%	(1.4)%
Total other expense, net	(50.2)%	(7.8)%	(23.4)%	(9.2)%
(Loss) income before income taxes	(106.6)%	28.2%	(16.5)%	26.6%
(Benefit) provision for income taxes	(27.1)%	6.2%	(3.6)%	5.0%
Net (loss) income	(79.5)%	22.0%	(12.9)%	21.6%
Less net (loss) income attributable to non-controlling interests	(7.0)%	2.7%	(0.6)%	2.8%
Net (loss) income attributable to Planet Fitness, Inc.	(72.5)%	19.3%	(12.3)%	18.8%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(in thousands)
Revenue:
Franchise revenue	$16,214	$58,225	$65,125	$111,181
Commission income	45	1,065	435	2,059
National advertising fund revenue	4,743	12,522	13,971	24,334
Franchise segment	21,002	71,812	79,531	137,574
Corporate-owned stores	9,419	39,695	49,935	77,739
Equipment	9,813	70,154	37,998	115,165
Total revenue	40,234	181,661	167,464	330,478
Operating costs and expenses:
Cost of revenue	8,478	54,391	30,323	88,877
Store operations	14,681	20,163	40,838	41,068
Selling, general and administrative	15,896	18,864	32,848	37,018
National advertising fund expense	10,878	12,522	26,083	24,334
Depreciation and amortization	13,008	10,577	25,800	20,484
Other loss	15	(122)	26	246
Total operating costs and expenses	62,956	116,395	155,918	212,027
(Loss) income from operations	(22,722)	65,266	11,546	118,451
Other income (expense), net:
Interest income	359	1,979	2,286	3,777
Interest expense	(20,467)	(14,636)	(40,708)	(29,385)
Other expense	(73)	(1,444)	(760)	(4,762)
Total other expense, net	(20,181)	(14,101)	(39,182)	(30,370)
(Loss) income before income taxes	(42,903)	51,165	(27,636)	88,081
(Benefit) provision for income taxes	(10,918)	11,338	(6,034)	16,615
Net (loss) income	(31,985)	39,827	(21,602)	71,466
Less net (loss) income attributable to non-controlling interests	(2,808)	4,983	(1,032)	9,213
Net (loss) income attributable to Planet Fitness, Inc.	$(29,177)	$34,844	$(20,570)	$62,253
Comparison of the three months ended June 30, 2020 and three months ended June 30, 2019
Revenue
Total revenues were $40.2 million in the three months ended June 30, 2020, compared to $181.7 million in the three months ended June 30, 2019, a decrease of $141.4 million, or 77.9%.
Franchise segment revenue was $21.0 million in the three months ended June 30, 2020, compared to $71.8 million in the three months ended June 30, 2019, a decrease of $50.8 million, or 70.8%.
Franchise revenue was $16.2 million in the three months ended June 30, 2020 compared to $58.2 million in the three months ended June 30, 2019, a decrease of $42.0 million or 72.2%. Included in franchise revenue is royalty revenue of $14.9 million, franchise and other fees of $0.5 million, and placement revenue of $0.9 million for the three months ended June 30, 2020, compared to royalty revenue of $48.9 million, franchise and other fees of $4.2 million, and placement revenue of $5.1 million for the three months ended June 30, 2019. Of the $14.9 million in franchise royalty revenue, $9.4 million represents the recognition of revenue that was deferred in March related to temporary store closures as stores reopened. The franchise revenue decreases in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 were due to COVID-19 related store closures beginning in March 2020.
Commission income, which is included in our franchise segment, was $0 in the three months ended June 30, 2020 compared to $1.1 million in the three months ended June 30, 2019. The decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period and store closures associated with COVID-19.

National advertising fund revenue was $4.7 million in the three months ended June 30, 2020, compared to $12.5 million in the three months ended June 30, 2019. Of the $4.7 million in national advertising fund revenue, $3.1 million was due to the recognition of revenue that was deferred in March related to temporary store closures as stores reopened. The decrease in national advertising fund revenue in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was a result of the temporary closures beginning in March 2020 related to COVID-19.
Revenue from our corporate-owned stores segment was $9.4 million in the three months ended June 30, 2020, compared to $39.7 million in the three months ended June 30, 2019, a decrease of $30.3 million, or 76.3%. Of the $9.4 million in corporate-owned store revenue, $1.8 million was due to the recognition of revenue that was deferred in March related to temporary store closures as stores reopened. The decrease was a result of temporary store closures related to COVID-19 beginning in March 2020.
Equipment segment revenue was $9.8 million in the three months ended June 30, 2020, compared to $70.2 million in the three months ended June 30, 2019, a decrease of $60.3 million, or 86.0%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as a result of COVID-19 related closures beginning in March 2020.
Cost of revenue
Cost of revenue was $8.5 million in the three months ended June 30, 2020 compared to $54.4 million in the three months ended June 30, 2019, a decrease of $45.9 million, or 84.4%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as a result of COVID-19 related closures beginning in March 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $14.7 million in the three months ended June 30, 2020 compared to $20.2 million in the three months ended June 30, 2019, a decrease of $5.5 million, or 27.2%. The decrease was primarily attributable to lower operating and marketing expenses as a result of COVID-19 related closures beginning in March 2020, partially offset by higher expenses as a result of the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of 12 franchisee-owned stores on December 16, 2019, and the opening of seven corporate-owned stores since April 1, 2019.
Selling, general and administrative
Selling, general and administrative expenses were $15.9 million in the three months ended June 30, 2020 compared to $18.9 million in the three months ended June 30, 2019, a decrease of $3.0 million, or 15.7%. The $3.0 million decrease was primarily due to lower variable compensation expense, decreased travel and lower equipment placement expenses during the three months ended June 30, 2020 related to COVID-19 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $10.9 million in the three months ended June 30, 2020 compared to $12.5 million in the three months ended June 30, 2019, as a result of decreased advertising and marketing expenses as a result of COVID-19.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $13.0 million in the three months ended June 30, 2020 compared to $10.6 million in the three months ended June 30, 2019, an increase of $2.4 million, or 23.0%. The increase was primarily attributable to franchisee-store acquisitions, the opening of corporate-owned stores since April 1, 2019 and depreciation of new information systems assets.
Other gain
Other gain was zero in the three months ended June 30, 2020 compared to $0.1 in the three months ended June 30, 2019.
Interest income
Interest income was $0.4 million in the three months ended June 30, 2020, compared to $2.0 million in the three months ended June 30, 2019, primarily as a result of lower interest rates in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense was $20.5 million in the three months ended June 30, 2020 compared to $14.6 million in the three months ended June 30, 2019. The increase is primarily attributable to the issuance of $550.0 million of 2019 Notes in December 2019.
Other expense
Other expense was $0.1 million in the three months ended June 30, 2020 compared to $1.4 million in the three months ended June 30, 2019. In the three months ended June 30, 2019, the expense represents a loss on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
(Benefit) provision for income taxes
Provision for income taxes was a benefit of $10.9 million in the three months ended June 30, 2020, compared to expense of $11.3 million in the three months ended June 30, 2019, a decrease of $22.3 million. The decrease in the provision for income taxes was primarily attributable to the Company’s net loss in the three months ended June 30, 2020 as compared to net (loss) income three months ended June 30, 2019, primarily as a result of COVID-19 related closures beginning in March 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $3.5 million in the three months ended June 30, 2020 compared to $49.9 million in the three months ended June 30, 2019, a decrease of $46.3 million, or 92.9%. The franchise segment EBITDA decrease in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to COVID-19 related store closures beginning in March 2020. Depreciation and amortization was $2.0 million in both the three months ended June 30, 2020 and the three months ended June 30, 2019.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was a loss of $6.3 million in the three months ended June 30, 2020 compared to earnings of $18.1 million in the three months ended June 30, 2019, a decrease of $24.5 million, or 135.0%. The corporate-owned store segment EBITDA decrease was due to COVID-19 related store closures beginning in March 2020. Depreciation and amortization was $7.3 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since April 1, 2019.
Equipment
Segment EBITDA for the equipment segment was $1.3 million in the three months ended June 30, 2020 compared to $16.8 million in the three months ended June 30, 2019, a decrease of $15.5 million, or 92.2%, driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as a result of COVID-19 related closures beginning in March 2020. Depreciation and amortization was $1.3 million for both the three months ended June 30, 2020 and 2019.
Comparison of the six months ended June 30, 2020 and six months ended June 30, 2019
Revenue
Total revenues were $167.5 million in the six months ended June 30, 2020, compared to $330.5 million in the six months ended June 30, 2019, a decrease of $163.0 million, or 49.3%.
Franchise segment revenue was $79.5 million in the six months ended June 30, 2020, compared to $137.6 million in the six months ended June 30, 2019, a decrease of $58.0 million, or 42.2%.
Franchise revenue was $65.1 million in the six months ended June 30, 2020 compared to $111.2 million in the six months ended June 30, 2019, a decrease of $46.1 million or 41.4%. Included in franchise revenue is royalty revenue of $55.5 million, franchise and other fees of $6.7 million, and placement revenue of $2.9 million for the six months ended June 30, 2020, compared to royalty revenue of $93.7 million, franchise and other fees of $9.7 million, and placement revenue of $7.8 million for the six months ended June 30, 2019. The franchise revenue decreases in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 were due to COVID-19 related store closures beginning in March 2020.
Commission income, which is included in our franchise segment, was $0.4 million in the six months ended June 30, 2020 compared to $2.1 million in the six months ended June 30, 2019. The $1.6 million decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period and store closures associated with COVID-19.
National advertising fund revenue was $14.0 million in the six months ended June 30, 2020, compared to $24.3 million in the six months ended June 30, 2019. The decrease in national advertising fund revenue in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was a result of the temporary closures beginning in March 2020 related to COVID-19.

Revenue from our corporate-owned stores segment was $49.9 million in the six months ended June 30, 2020, compared to $77.7 million in the six months ended June 30, 2019, a decrease of $27.8 million, or 35.8%. The decrease was primarily attributable to store closures associated with COVID-19.
Equipment segment revenue was $38.0 million in the six months ended June 30, 2020, compared to $115.2 million in the six months ended June 30, 2019, a decrease of $77.2 million, or 67.0%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of COVID-19 related closures beginning in March 2020.
Cost of revenue
Cost of revenue was $30.3 million in the six months ended June 30, 2020 compared to $88.9 million in the six months ended June 30, 2019, a decrease of $58.6 million, or 65.9%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new and existing franchisee-owned stores in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of COVID-19 related closures beginning in March 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $40.8 million in the six months ended June 30, 2020 compared to $41.1 million in the six months ended June 30, 2019, a decrease of $0.2 million, or 0.6%. The decrease was primarily attributable to lower operating and marketing expenses as a result of COVID-19 related closures beginning in March 2020, partially offset by higher expenses as a result of the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of 12 franchisee-owned stores on December 16, 2019, and the opening of seven corporate-owned stores since January 1, 2019.
Selling, general and administrative
Selling, general and administrative expenses were $32.8 million in the six months ended June 30, 2020 compared to $37.0 million in the six months ended June 30, 2019, a decrease of $4.2 million, or 11.3%. The $4.2 million decrease was primarily due to lower variable compensation expense, reduced travel and lower equipment placement expenses during the six months ended June 30, 2020 related to COVID-19 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $26.1 million in the six months ended June 30, 2020 compared to $24.3 million in the six months ended June 30, 2019, as a result of the higher store count, partially offset by decreased advertising and marketing expense on a per store basis as a result of COVID-19.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $25.8 million in the six months ended June 30, 2020 compared to $20.5 million in the six months ended June 30, 2019, an increase of $5.3 million, or 26.0%. The increase was primarily attributable to the acquisition and opening of corporate-owned stores since January 1, 2019 and depreciation on new information systems assets.
Other loss
Other loss was $0 in the six months ended June 30, 2020 compared to $0.2 million in the six months ended June 30, 2019.
Interest income
Interest income was $2.3 million in the six months ended June 30, 2020 compared to $3.8 million in the six months ended June 30, 2019, primarily as a result of lower interest rates in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $40.7 million in the six months ended June 30, 2020 compared to $29.4 million in the six months ended June 30, 2019. The increase is primarily attributable to the issuance of $550.0 million of 2019 Notes in December 2019.
Other expense
Other expense was $0.8 million in the six months ended June 30, 2020 and $4.8 million in the six months ended June 30, 2019. Other expense was primarily attributable to foreign currency losses, partially offset by a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the six months ended June 30, 2020. In the six months ended June 30, 2019, the other expense is attributable to the remeasurement of our tax benefit arrangements primarily due to changes in our effective tax rates.
(Benefit) provision for income taxes
The provision for income taxes was a benefit of $6.0 million in the six months ended June 30, 2020, compared to expense of $16.6 million in the six months ended June 30, 2019. The decrease in the provision for income taxes was primarily attributable to the Company’s net loss in the six months ended June 30, 2020 as compared to net (loss) income for the six months ended June 30, 2019, primarily as a result of COVID-19 related closures beginning in March 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $40.3 million in the six months ended June 30, 2020 compared to $97.2 million in the six months ended June 30, 2019, a decrease of $56.9 million, or 58.6%. The franchise segment EBITDA decrease in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to COVID-19 related store closures beginning in March 2020. Depreciation and amortization was $3.9 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $5.7 million in the six months ended June 30, 2020 compared to $33.7 million in the six months ended June 30, 2019, a decrease of $28.0 million, or 83.2%. The corporate-owned store segment EBITDA decrease was due to COVID-19 related store closures beginning in March 2020. Depreciation and amortization was $14.6 million and $11.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in depreciation and amortization was primarily attributable the acquisition and opening of corporate-owned stores since January 1, 2019.
Equipment
Segment EBITDA for the equipment segment was $7.7 million in the six months ended June 30, 2020 compared to $27.2 million in the six months ended June 30, 2019, a decrease of $19.5 million, or 71.8%, driven by lower equipment sales to new and existing franchisee-owned stores in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of COVID-19 related closures beginning in March 2020. Depreciation and amortization was $2.5 million for both the six months ended June 30, 2020 and 2019.
Liquidity and capital resources
As of June 30, 2020, we had $423.6 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with the available cash balance, the cash generated from our operations, and amounts we have drawn under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we continue to experience a reduction in sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in this Quarterly Report on Form 10-Q, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended March 31, 2020, and “Risk factors” in the Annual Report. There can be no assurance, that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the Senior Secured Credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.

The following table presents summary cash flow information for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(12,984)	$82,504
Investing activities	(20,992)	(33,672)
Financing activities	65,975	(8,387)
Effect of foreign exchange rates on cash	(834)	542
Net increase in cash	$31,165	$40,987
Operating activities
For the six months ended June 30, 2020, net cash used in operating activities was $13.0 million compared to net cash provided by operating activities of $82.5 million in the six months ended June 30, 2019, a decrease of $95.5 million. Of the decrease, $104.1 million is due to lower net (loss) income after adjustments to reconcile net (loss) income to net cash provided by operating activities in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was partially offset by $8.7 million of favorable changes in working capital primarily in accounts receivable and payables to related parties pursuant to tax benefit arrangements, partially offset by unfavorable changes in working capital primarily from other assets, other current assets and income taxes.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(in thousands)	2020	2019
New corporate-owned stores and corporate-owned stores not yet opened	$5,365	$3,918
Existing corporate-owned stores	8,300	5,788
Information systems	7,417	8,677
Corporate and all other	79	542
Total capital expenditures	$21,161	$18,925

For the six months ended June 30, 2020, net cash used in investing activities was $21.0 million compared to $33.7 million in the six months ended June 30, 2019, a decrease of $12.7 million. The primary driver for the decrease in cash used in investing activities was the acquisition of franchisee-owned stores in the six months ended June 30, 2019 compared to $0 in the six months ended June 30, 2020, partially offset by $2.2 million higher cash used for additions to property, plant and equipment as broken out in the table above.
Financing activities
For the six months ended June 30, 2020, net cash provided by financing activities was $66.0 million compared to cash used of $8.4 million in the six months ended June 30, 2019, an increase of $74.4 million. The primary driver of the increase in six months ended June 30, 2020 was the Company’s incurrence of $75.0 million of borrowings under its Variable Funding Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2020, the Company had restricted cash held by the Trustee of $70.4 million, which includes pre-funding of principal and interest payments through the remainder of 2020. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

Off-balance sheet arrangements
As of June 30, 2020, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $14.4 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2020 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2020, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The outbreak of disease caused by COVID-19, which has been declared a pandemic by the World Health Organization, continues to impact worldwide economic activity. A public health pandemic such as COVID-19 poses the risk that we or our employees, franchisees, members, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form 10-K, such as those relating to our growth strategy, international operations, our ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness.
The extent of the impact of the COVID-19 pandemic remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, we proactively closed all of our stores system-wide beginning in mid-March 2020, temporarily furloughed a majority of our corporate-owned store employees while corporate-owned stores remained closed, and have suspended billing membership fees to members while stores remain closed and temporarily suspended sales and installation of equipment. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As a result of COVID-19 we have experienced to date, and may continue to experience, a decrease in our net membership base. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/20 - 04/30/20	—	$—	—	$200,000,000
05/01/20 - 05/31/20	—	—	—	200,000,000
06/01/20 - 06/30/20	—	—	—	200,000,000
Total	—	$—	—

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

Planet Fitness, Inc.
(Registrant)

Date: August 7, 2020	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)