Form 10-Q
period 2020-09-30
Planet Fitness, Inc.
filed 2020-11-06
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2020 there were 81,815,125 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 4,705,375 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

PLANET FITNESS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:
•future financial position;
•business strategy;
•budgets, projected costs and plans;
•future industry growth;
•financing sources;
•potential return of capital initiatives;
•the impact of litigation, government inquiries and investigations;
•the impact of the novel coronavirus disease (“COVID-19”) and actions taken in response; and
•all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:
•our dependence on the operational and financial results of, and our relationships with, our franchisees and the success of their new and existing stores;
•damage to our brand and reputation;
•our ability to successfully implement our growth strategy, including our and our franchisees’ ability to identify and secure suitable sites for new franchise stores;
•technical, operational and regulatory risks related to our third-party providers’ systems and our own information systems, including failures, interruptions or security breaches of such systems;
•our and our franchisees’ ability to attract and retain members;
•the high level of competition in the health club industry generally;
•our reliance on a limited number of vendors, suppliers and other third-party service providers;
•our substantial increased indebtedness as a result of our refinancing and securitization transactions and our ability to incur additional indebtedness or refinance that indebtedness in the future;
•our future financial performance and our ability to pay principal and interest on our indebtedness;
•our corporate structure and tax receivable agreements;
•the duration and impact of COVID-19, which has resulted and may continue to result in store closures and a decrease in our net membership base and may give rise to or heighten one or more of the other risks and uncertainties described above; and
•the other factors identified under the heading “Risk Factors” herein and in our annual report on Form 10-K for the fiscal year ended December 31, 2019, our quarterly reports on Form 10-Q, and our other filings with the Securities and Exchange Commission.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$419,658	$436,256
Restricted cash	81,944	42,539
Accounts receivable, net of allowance for bad debts of $65 and $111 at September 30, 2020 and December 31, 2019, respectively	11,899	42,268
Inventory	1,806	877
Prepaid expenses	15,274	8,025
Other receivables	20,513	9,226
Income tax receivables	10,036	947
Total current assets	561,130	540,138
Property and equipment, net of accumulated depreciation of $97,832 and $73,621 at September 30, 2020 and December 31, 2019, respectively	159,053	145,481
Right-of-use assets, net	163,119	155,633
Intangible assets, net	221,286	233,921
Goodwill	227,821	227,821
Deferred income taxes	467,229	412,293
Other assets, net	1,914	1,903
Total assets	$1,801,552	$1,717,190
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	19,783	21,267
Accrued expenses	25,669	31,623
Equipment deposits	1,522	3,008
Restricted liabilities – national advertising fund	3,446	—
Deferred revenue, current	23,921	27,596
Payable pursuant to tax benefit arrangements, current	8,027	26,468
Other current liabilities	20,497	18,016
Total current liabilities	120,365	145,478
Long-term debt, net of current maturities	1,679,191	1,687,505
Borrowings under Variable Funding Notes	75,000	—
Lease liabilities, net of current portion	165,372	152,920
Deferred revenue, net of current portion	33,002	34,458
Deferred tax liabilities	1,194	1,116
Payable pursuant to tax benefit arrangements, net of current portion	447,979	400,748
Other liabilities	2,368	2,719
Total noncurrent liabilities	2,404,106	2,279,466
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 80,473 and 78,525 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 6,044 and 8,562 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Accumulated other comprehensive (loss) income	(38)	303
Additional paid in capital	40,671	29,820
Accumulated deficit	(760,268)	(736,587)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(719,626)	(706,455)
Non-controlling interests	(3,293)	(1,299)
Total stockholders’ deficit	(722,919)	(707,754)
Total liabilities and stockholders’ deficit	$1,801,552	$1,717,190
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Franchise	$47,171	$53,443	$112,296	$164,624
Commission income	48	614	483	2,673
National advertising fund revenue	12,538	12,652	26,509	36,986
Corporate-owned stores	28,289	40,742	78,224	118,481
Equipment	17,337	59,364	55,335	174,528
Total revenue	105,383	166,815	272,847	497,292
Operating costs and expenses:
Cost of revenue	15,302	46,194	45,625	135,071
Store operations	21,371	22,295	62,209	63,363
Selling, general and administrative	18,295	20,928	51,143	57,944
National advertising fund expense	20,157	12,652	46,240	36,986
Depreciation and amortization	13,636	11,832	39,436	32,316
Other loss (gain)	580	(147)	606	99
Total operating costs and expenses	89,341	113,754	245,259	325,779
Income from operations	16,042	53,061	27,588	171,513
Other expense, net:
Interest income	349	1,808	2,635	5,585
Interest expense	(20,686)	(14,807)	(61,394)	(44,192)
Other expense	(24)	(61)	(784)	(4,824)
Total other expense, net	(20,361)	(13,060)	(59,543)	(43,431)
(Loss) income before income taxes	(4,319)	40,001	(31,955)	128,082
(Benefit) provision for income taxes	(1,035)	10,309	(7,069)	26,924
Net (loss) income	(3,284)	29,692	(24,886)	101,158
Less net (loss) income attributable to non-controlling interests	(173)	3,915	(1,205)	13,128
Net (loss) income attributable to Planet Fitness, Inc.	$(3,111)	$25,777	(23,681)	$88,030
Net (loss) income per share of Class A common stock:
Basic	$(0.04)	$0.31	$(0.30)	$1.05
Diluted	$(0.04)	$0.31	$(0.30)	$1.04
Weighted-average shares of Class A common stock outstanding:
Basic	80,221	83,157	79,763	83,700
Diluted	80,221	83,807	79,763	84,354

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income including non-controlling interests	$(3,284)	$29,692	$(24,886)	$101,158
Other comprehensive income (loss), net:
Foreign currency translation adjustments	19	(62)	(341)	95
Total other comprehensive income (loss), net	19	(62)	(341)	95
Total comprehensive (loss) income including non-controlling interests	(3,265)	29,630	(25,227)	101,253
Less: total comprehensive (loss) income attributable to non-controlling interests	(173)	3,915	(1,205)	13,128
Total comprehensive (loss) income attributable to Planet Fitness, Inc.	$(3,092)	$25,715	$(24,022)	$88,125

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(24,886)	$101,158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,436	32,316
Amortization of deferred financing costs	4,801	4,014
Amortization of asset retirement obligations	48	178
Deferred tax (benefit) expense	(7,506)	15,666
(Gain) loss on re-measurement of tax benefit arrangement	(502)	4,638
Provision for bad debts	(45)	13
Equity-based compensation	3,564	3,565
Other	(93)	(428)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	28,146	12,779
Inventory	(929)	2,509
Other assets and other current assets	(11,364)	(4,628)
National advertising fund	3,446	—
Accounts payable and accrued expenses	(11,148)	(12,939)
Other liabilities and other current liabilities	461	1,510
Income taxes	(1,885)	3,047
Payable pursuant to tax benefit arrangements	(18,396)	(17,476)
Equipment deposits	(1,486)	658
Deferred revenue	(5,052)	6,103
Leases and deferred rent	1,275	54
Net cash (used in) provided by operating activities	(2,115)	152,737
Cash flows from investing activities:
Additions to property and equipment	(36,719)	(37,138)
Acquisition of franchises	—	(14,801)
Proceeds from sale of property and equipment	282	84
Purchase of intellectual property	—	(300)
Net cash used in investing activities	(36,437)	(52,155)
Cash flows from financing activities:
Principal payments on capital lease obligations	(118)	(59)
Proceeds from borrowings under Variable Funding Notes	75,000	—
Repayment of long-term debt	(13,125)	(9,000)
Proceeds from issuance of Class A common stock	1,881	1,892
Repurchase and retirement of Class A common stock	—	(157,945)
Dividend equivalent payments	(227)	(229)
Distributions to Continuing LLC Members	(1,658)	(5,499)
Net cash provided by (used in) financing activities	61,753	(170,840)
Effects of exchange rate changes on cash and cash equivalents	(394)	370
Net increase (decrease) in cash, cash equivalents and restricted cash	22,807	(69,888)
Cash, cash equivalents and restricted cash, beginning of period	478,795	320,139
Cash, cash equivalents and restricted cash, end of period	$501,602	$250,251
Supplemental cash flow information:
Net cash paid for income taxes	$2,319	$9,061
Cash paid for interest	$56,750	$40,335
Non-cash investing activities:
Non-cash additions to property and equipment	$7,629	$4,837
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net loss	—	—	—	—	—	—	(23,681)	(1,205)	(24,886)
Equity-based compensation expense	—	—	—	—	—	3,564	—	—	3,564
Exchanges of Class B common stock	2,518	—	(2,518)	—	—	(1,526)	—	1,526	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	97	—	—	—	—	2,153	—	—	2,153
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,660	—	—	6,660
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(657)	(657)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,658)	(1,658)
Other comprehensive income (loss)	—	—	—	—	(341)	—	—	—	(341)
Balance at September 30, 2020	80,473	$8	6,044	$1	$(38)	$40,671	$(760,268)	$(3,293)	$(722,919)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	88,030	13,128	101,158
Equity-based compensation expense	—	—	—	—	—	3,565	—	—	3,565
Exchanges of Class B common stock	886	—	(886)	—	—	(1,172)	—	1,172	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	99	—	—	—	—	2,035	—	—	2,035
Repurchase and retirement of Class A common stock	(2,796)	(1)	—	—	—	273	(157,945)	(273)	(157,946)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	2,807	—	—	2,807
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(3,836)	(3,836)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(5,499)	(5,499)
Cumulative effect adjustment - ASC 842	—	—	—	—	—	—	(1,713)	—	(1,713)
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	95	—	—	—	95
Balance at September 30, 2019	81,773	$8	8,562	$1	$189	$27,240	$(466,032)	$(3,523)	$(442,117)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	79,994	$8	6,500	$1	$(57)	$38,900	$(757,139)	$(3,413)	$(721,700)
Net loss	—	—	—	—	—	—	(3,111)	(173)	(3,284)
Equity-based compensation expense	—	—	—	—	—	1,071	—	—	1,071
Exchanges of Class B common stock	456	—	(456)	—	—	(570)	—	570	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	23	—	—	—	—	800	—	—	800
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	470	—	—	470
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(219)	(219)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(58)	(58)
Other	—	—	—	—	—	—	(18)	—	(18)
Other comprehensive income	—	—	—	—	19	—	—	—	19
Balance at September 30, 2020	80,473	$8	6,044	$1	$(38)	$40,671	$(760,268)	$(3,293)	$(722,919)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	83,995	$8	8,582	$1	$251	$24,495	$(333,870)	$(5,257)	$(314,372)
Net income	—	—	—	—	—	—	25,777	3,915	29,692
Equity-based compensation expense	—	—	—	—	—	1,286	—	—	1,286
Exchanges of Class B common stock	20	—	(20)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	30	—	—	—	—	826	—	—	826
Repurchase and retirement of Class A common stock	(2,272)	—	—	—	—	209	(157,945)	(209)	(157,945)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	424	—	—	424
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(215)	(215)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,757)	(1,757)
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	(62)	—	—	—	(62)
Balance at September 30, 2019	81,773	$8	8,562	$1	$189	$27,240	$(466,032)	$(3,523)	$(442,117)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 14.1 million members and 2,086 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia as of September 30, 2020.
In March 2020, the Company proactively closed all of its stores system wide in response to the novel coronavirus disease (“COVID-19”) pandemic in order to promote the health and safety of its members, team members and their communities. As of September 30, 2020, 1,983 stores had reopened, of which 1,884 were franchisee-owned stores and 99 were corporate-owned stores.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name.
•Owning and operating fitness centers under the Planet Fitness trade name.
•Selling fitness-related equipment to franchisee-owned stores.
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
As of September 30, 2020, Planet Fitness, Inc. held 100.0% of the voting interest and 93.0% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 7.0% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on February 28, 2020. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company typically collects 2% of gross monthly membership dues from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to support our national marketing campaigns, its social media platforms and the development of local advertising materials.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of long-term debt as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,721,875	$1,672,404	$1,735,000	$1,765,805
Variable Funding Notes	$75,000	$75,000	$—	$—
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
The FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in December 2019. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance will be effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,563	$—	$2,682	$—
MMR	2,126	—	2,206	—
Total	$4,689	$—	$4,888	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $14,345 and $10,309 as of September 30, 2020 and December 31, 2019, respectively.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at September 30, 2020 and December 31, 2019 is as follows:

September 30, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(121,709)	$52,324
Reacquired franchise rights	8.0	37,660	(15,298)	22,362
		211,693	(137,007)	74,686
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(137,007)	$221,286
Goodwill		$227,821	$—	$227,821

December 31, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(112,114)	$61,919
Reacquired franchise rights	8.0	37,660	(12,258)	25,402
		211,693	(124,372)	87,321
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(124,372)	$233,921
Goodwill		$227,821	$—	$227,821
 The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $4,222 and $4,160 for the three months ended September 30, 2020 and 2019, respectively and $12,666 and $12,186 for the nine months ended September 30, 2020 and 2019, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of September 30, 2020 is as follows:

Amount
Remainder of 2020	$4,211
2021	16,636
2022	16,728
2023	16,558
2024	14,067
Thereafter	6,486
Total	$74,686

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of September 30, 2020 and December 31, 2019 consists of the following:

	September 30, 2020	December 31, 2019
2018-1 Class A-2-I notes	$563,500	$567,813
2018-1 Class A-2-II notes	612,500	617,187
2019-1 Class A-2 notes	545,875	550,000
Borrowings under Variable Funding Notes	75,000	—
Total debt, excluding deferred financing costs	1,796,875	1,735,000
Deferred financing costs, net of accumulated amortization	(25,184)	(29,995)
Total debt	1,771,691	1,705,005
Current portion of long-term debt	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,754,191	$1,687,505
Future annual principal payments of long-term debt as of September 30, 2020 are as follows:

Amount
Remainder of 2020	$4,375
2021	17,500
2022	568,063
2023	86,750
2024	11,750
Thereafter	1,108,437
Total	$1,796,875
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable rate, which is currently 2.28%. On December 3, 2019 the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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

As noted above, the Company borrowed the full $75,000 in Variable Funding Notes on March 20, 2020. The Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. As of September 30, 2020, the applicable borrowing rate is 2.28%. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year.

In connection with the issuance of the 2018 Notes and 2019 Notes, the Company incurred debt issuance costs of $27,133 and $10,577, respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method.
The Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50,000 (provided that the Company may incur non-securitized indebtedness in excess of such amount, subject to the leverage ratio cap described below, under certain conditions, including if the relevant lenders execute a non-disturbance agreement that acknowledges the bankruptcy-remote status of the Master Issuer and its subsidiaries and of their respective assets), (v) a leverage ratio cap incurrence test on the Company of 7.0x (calculated without regard for any indebtedness subject to the $50,000 cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2020, the Company had restricted cash held by the Trustee of $65,936, which includes pre-funding of principal and interest payments through the March 5, 2021 payment date. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset, net	$163,119	$155,633
Finance lease assets	Property and equipment, net of accumulated depreciation	269	309
Total lease assets		$163,388	$155,942

Liabilities
Current:
Operating	Other current liabilities	$18,402	$16,755
Noncurrent:
Operating	Lease liabilities, net of current portion	165,372	152,920
Financing	Other liabilities	293	333
Total lease liabilities		$184,067	$170,008

Weighted-average remaining lease term (years) - operating leases		8.8

Weighted-average discount rate - operating leases		5.1%

During the three and nine months ended September 30, 2020 and 2019, the components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$6,717	$5,317	$19,065	$15,117
Variable lease cost	2,795	2,118	7,625	6,091
Total lease cost	$9,512	$7,435	$26,690	$21,208

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash paid for lease liabilities	$6,177	$4,958	$17,575	$14,323
Operating assets obtained in exchange for operating lease liabilities	$20,261	$16,173	$29,483	$19,154

As of September 30, 2020, maturities of lease liabilities were as follows:

Amount
Remainder of 2020	$6,395
2021	28,027
2022	28,606
2023	28,150
2024	26,636
Thereafter	117,980
Total lease payments	$235,794
Less: imputed interest	51,727
Present value of lease liabilities	$184,067

As of September 30, 2020, operating lease payments exclude approximately $4,777 of legally binding minimum lease payments for leases signed but not yet commenced.
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
Additionally, as of September 30, 2020, due to temporary store closures in March as a result of the COVID-19 pandemic, approximately $2,200 remains of deferred revenue from March related to monthly membership billings of corporate-owned store and franchise revenue that the Company will recognize as the stores reopen.
The following table reflects the change in contract liabilities between December 31, 2019 and September 30, 2020.

Contract liabilities
Balance at December 31, 2019	$62,054
Revenue recognized that was included in the contract liability at the beginning of the year	(21,994)
Increase, excluding amounts recognized as revenue during the period	16,863
Balance at September 30, 2020	$56,923
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
Remainder of 2020	$16,902
2021	7,995
2022	3,670
2023	3,536
2024	3,288
Thereafter	21,532
Total	$56,923
(9) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Franchise revenue	$224	$505	$724	$1,735
Equipment revenue	—	883	93	2,325
Total revenue from related parties	$224	$1,388	$817	$4,060
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $185 and $256 as of September 30, 2020 and December 31, 2019, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $32,960 and $53,491, as of September 30, 2020 and December 31, 2019, respectively (see Note 12).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services, but temporarily suspended charging them in June 2020 for the remainder of the year as a result of COVID-19. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $0 and $402 for the three months ended September 30, 2020 and 2019, respectively, and $793 and $1,771 for the nine months ended September 30, 2020 and 2019, respectively.
In the three and nine months ended September 30, 2020, the Company incurred approximately $0 and $60, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
In May 2020, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March that were not collected as part of the typical monthly process as a result of the impact of COVID-19. The third party payment processor has begun its repayment of this loan and the Company expects repayment will occur over several months. As of September 30, 2020, approximately $6,762 of the loan balance is outstanding and is included within other receivables on the balance sheet.
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
During the nine months ended September 30, 2020, certain existing holders of Holdings Units exercised their exchange rights and exchanged 2,517,659 Holdings Units for 2,517,659 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 2,517,659 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 2,517,659 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As a result of the above transactions, as of September 30, 2020:
•Holders of our Class A common stock owned 80,473,011 shares of our Class A common stock, representing 93.0% of the voting power in the Company and, through the Company, 80,473,011 Holdings Units representing 93.0% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 6,044,261 Holdings Units, representing 7.0% of the economic interest in Pla-Fit Holdings, and 6,044,261 shares of our Class B common stock, representing 7.0% of the voting power in the Company.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding for the nine months ended September 30, 2020 and 2019.
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(3,284)	$29,692	$(24,886)	$101,158
Less: net (loss) income attributable to non-controlling interests	(173)	3,915	(1,205)	13,128
Net (loss) income attributable to Planet Fitness, Inc.	$(3,111)	$25,777	$(23,681)	$88,030
Denominator
Weighted-average shares of Class A common stock outstanding - basic	80,220,503	83,157,430	79,763,279	83,699,609
Effect of dilutive securities:
Stock options	—	606,888	—	609,788
Restricted stock units	—	42,588	—	44,775
Weighted-average shares of Class A common stock outstanding - diluted	80,220,503	83,806,906	79,763,279	84,354,172
(Loss) earnings per share of Class A common stock - basic	$(0.04)	$0.31	$(0.30)	$1.05
(Loss) earnings per share of Class A common stock - diluted	$(0.04)	$0.31	$(0.30)	$1.04
Potentially dilutive stock options of 486,255 and 525,697 for the three and nine months ended September 30, 2020 and restricted stock units of 36,431 and 38,737 for the three and nine months ended September 30, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 6,291,348 and 8,579,094 for the three months ended September 30, 2020 and 2019, respectively, and 6,854,501 and 8,798,695 for the nine months ended September 30, 2020 and 2019, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 177,970 and 76,455 for the three months ended September 30, 2020 and 2019, respectively, and 158,304 and 50,063 for the nine months ended September 30, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 0 and 713 for the three months ended September 30, 2020 and 2019, respectively, and 170 and 1,688 for the nine months ended September 30, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 24.0% and 25.8% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 and 2019 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 22.1% and 21.0% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, the recognition of a tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Net deferred tax assets of $466,035 and $411,177 as of September 30, 2020 and December 31, 2019, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of September 30, 2020 and December 31, 2019, the total liability related to uncertain tax positions was $420. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2020 and 2019 were not material.
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
During the nine months ended September 30, 2020, 2,517,659 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $1,828 during the nine months ended September 30, 2020. As a result of these exchanges, during the nine months ended September 30, 2020, we also recognized deferred tax assets in the amount of $56,177, and corresponding tax benefit arrangement liabilities of $47,689, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of September 30, 2020 and December 31, 2019, the Company had a liability of $456,006 and $427,216, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2020	$8,027
2021	—
2022	22,202
2023	28,088
2024	35,545
Thereafter	362,144
Total	$456,006
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants received a final amendment to the joint and several judgment against them in the amount of $5,426, inclusive of accrued interest, in a civil action brought by a former employee. As of September 30, 2020, the Company has estimated its obligation related to this matter to be approximately $1,956, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $1,956 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

include a related party. These costs have not been and are not expected to be material in the future. The Company notes that one of the defendants is a current executive of the Company and as such has determined to include this as a related party transaction.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of September 30, 2020 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Franchise segment revenue - U.S.	$58,615	$65,494	$136,776	$200,111
Franchise segment revenue - International	1,142	1,215	2,512	4,172
Franchise segment total	59,757	66,709	139,288	204,283
Corporate-owned stores - U.S.	27,806	39,637	76,616	115,178
Corporate-owned stores - International	483	1,105	1,608	3,303
Corporate-owned stores total	28,289	40,742	78,224	118,481
Equipment segment - U.S.	17,337	59,364	55,335	174,528
Equipment segment total	17,337	59,364	55,335	174,528
Total revenue	$105,383	$166,815	$272,847	$497,292
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $1,455 and $4,277 for the three months ended September 30, 2020 and 2019, respectively, and $4,335 and $12,112 for the nine months September 30, 2020 and 2019, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment EBITDA
Franchise	$31,111	$44,328	$71,386	$141,548
Corporate-owned stores	5,711	16,799	11,376	50,505
Equipment	2,271	13,741	9,948	40,920
Corporate and other	(9,439)	(10,036)	(26,470)	(33,968)
Total Segment EBITDA	$29,654	$64,832	$66,240	$199,005

The following table reconciles total Segment EBITDA to (loss) income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total Segment EBITDA	$29,654	$64,832	$66,240	$199,005
Less:
Depreciation and amortization	13,636	11,832	39,436	32,316
Other expense	(24)	(61)	(784)	(4,824)
Income from operations	16,042	53,061	27,588	171,513
Interest income	349	1,808	2,635	5,585
Interest expense	(20,686)	(14,807)	(61,394)	(44,192)
Other expense	(24)	(61)	(784)	(4,824)
(Loss) income before income taxes	$(4,319)	$40,001	$(31,955)	$128,082
The following table summarizes the Company’s assets by reportable segment:

	September 30, 2020	December 31, 2019
Franchise	$174,700	$193,504
Corporate-owned stores	466,179	471,234
Equipment	171,224	197,656
Unallocated	989,449	854,796
Total consolidated assets	$1,801,552	$1,717,190
The table above includes $850 and $1,039 of long-lived assets located in the Company’s international corporate-owned stores as of September 30, 2020 and December 31, 2019, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2020	December 31, 2019
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Consolidated goodwill	$227,821	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	1,960	1,779	1,903	1,666
New stores opened	27	39	86	157
Stores debranded, sold or consolidated(1)	(2)	(1)	(4)	(6)
Stores operated at end of period(2)	1,985	1,817	1,985	1,817

Corporate-owned stores:
Stores operated at beginning of period	99	80	98	76
New stores opened	2	2	3	2
Stores acquired from franchisees	—	—	—	4
Stores operated at end of period(2)	101	82	101	82

Total stores:
Stores operated at beginning of period	2,059	1,859	2,001	1,742
New stores opened	29	41	89	159
Stores acquired, debranded, sold or consolidated(1)	(2)	(1)	(4)	(2)
Stores operated at end of period(2)	2,086	1,899	2,086	1,899
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
(2)    The “stores operated” include stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of September 30, 2020 1,983 were re-opened and operating, of which 1,884 were franchisee-owned stores and 99 were corporate-owned stores.

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
As of September 30, 2020, we had more than 14.1 million members and 2,086 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia. Of our 2,086 stores, 1,985 are franchised and 101 are corporate-owned. As of September 30, 2020, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty, which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in early May as local guidelines allowed, and as of September 30, 2020, 1,983 of our stores were open and operating, of which 1,884 were franchisee-owned stores and 99 were corporate-owned stores. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As previously announced, members will not be charged membership dues while our stores are closed and will be credited for any membership dues paid for periods when our stores were closed. We have experienced and continue to expect to experience decreased new store development and remodels, as well as decreased replacement equipment sales for 2020 as a result of the COVID-19 pandemic.
We continue to reopen stores as local authorities issue guidelines authorizing the reopening of fitness centers and we determine it is safe to do so. As stores reopened we have recognized franchise revenue and corporate-owned store revenue associated with any March membership dues collected prior to store closures. We continue to defer revenue for stores that have not yet reopened. We may have to defer further revenue in the future for stores that are required to re-close.
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
We have taken the following actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the current and anticipated future impact of the COVID-19 pandemic on our business:
•Board of Director and Executive Compensation: In March, the Company’s Chief Executive Officer, President, Chief Financial and Chief Digital and Information Officers significantly reduced their base salaries, and the base salaries of other members of senior management were reduced in graduated amounts. These salaries were reinstated beginning in September. The Board of Directors suspended payment of the annual retainer to non-employee directors during the second and third quarters of 2020, and plans to resume payment in the fourth quarter.
•Corporate-owned stores: We temporarily furloughed all employees except the store manager at each corporate-owned store location while the stores were closed. These employees were able to continue receiving benefits from the Company during store closures. As of September 30, 2020, 99 of our 101 corporate-owned stores have reopened.
•Corporate Office: Our corporate headquarters has reopened, with some employees continuing to work remotely. During the quarter ended September 30, 2020, we completed a reduction in force of approximately 15% of our corporate headquarters employees.

•Credit Facility: We fully drew down our $75.0 million Variable Funding Notes in March to provide additional liquidity and flexibility.
•Share Repurchase: We have suspended share repurchases to preserve liquidity and flexibility.
•Capital Expenditures: Capital expenditures may be deferred, including new corporate-owned store openings and investments in existing corporate-owned stores.
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
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, the Dominican Republic, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2020 and September 30, 2019. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue
Franchise segment	$59,757	$66,709	$139,288	$204,283
Corporate-owned stores segment	28,289	40,742	78,224	118,481
Equipment segment	17,337	59,364	55,335	174,528
Total revenue	$105,383	$166,815	$272,847	$497,292

Segment EBITDA
Franchise	$31,111	$44,328	$71,386	$141,548
Corporate-owned stores	5,711	16,799	11,376	50,505
Equipment	2,271	13,741	9,948	40,920
Corporate and other	(9,439)	(10,036)	(26,470)	(33,968)
Total Segment EBITDA(1)	$29,654	$64,832	$66,240	$199,005

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net (loss) income, the most directly comparable U.S. GAAP measure.

A reconciliation of income (loss) from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2020
Income (loss) from operations	$29,156	$(2,088)	$1,009	$(12,035)	$16,042
Depreciation and amortization	1,955	7,650	1,262	2,769	13,636
Other income (expense)	—	149	—	(173)	(24)
Segment EBITDA(1)	$31,111	$5,711	$2,271	$(9,439)	$29,654

Three months ended September 30, 2019
Income (loss) from operations	$42,356	$9,987	$12,479	$(11,761)	$53,061
Depreciation and amortization	1,980	6,937	1,262	1,653	11,832
Other (expense) income	(8)	(125)	—	72	(61)
Segment EBITDA(1)	$44,328	$16,799	$13,741	$(10,036)	$64,832

Nine months ended September 30, 2020
Income (loss) from operations	$65,624	$(10,186)	$6,161	$(34,011)	$27,588
Depreciation and amortization	5,846	22,235	3,787	7,568	39,436
Other expense	(84)	(673)	—	(27)	(784)
Segment EBITDA(1)	$71,386	$11,376	$9,948	$(26,470)	$66,240

Nine months ended September 30, 2019
Income (loss) from operations	$135,606	$31,558	$37,135	$(32,786)	$171,513
Depreciation and amortization	5,952	18,673	3,782	3,909	32,316
Other (expense) income	(10)	274	3	(5,091)	(4,824)
Segment EBITDA(1)	$141,548	$50,505	$40,920	$(33,968)	$199,005

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net (loss) income, the most directly comparable U.S. GAAP measure.
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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	1,960	1,779	1,903	1,666
New stores opened	27	39	86	157
Stores debranded, sold or consolidated(1)	(2)	(1)	(4)	(6)
Stores operated at end of period(2)	1,985	1,817	1,985	1,817

Corporate-owned stores:
Stores operated at beginning of period	99	80	98	76
New stores opened	2	2	3	2
Stores acquired from franchisees	—	—	—	4
Stores operated at end of period(2)	101	82	101	82

Total stores:
Stores operated at beginning of period	2,059	1,859	2,001	1,742
New stores opened	29	41	89	159
Stores acquired, debranded, sold or consolidated(1)	(2)	(1)	(4)	(2)
Stores operated at end of period(2)	2,086	1,899	2,086	1,899

(1)The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of September 30, 2020, 1,983 were re-opened and operating, of which 1,884 were franchisee-owned stores and 99 were corporate-owned stores.
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
Several factors affect our same store sales in any given period, including the following:
•the number of stores that have been in operation for more than 12 months;
•the percentage mix and pricing of PF Black Card and standard memberships in any period;
•growth in total net memberships per store;
•consumer recognition of our brand and our ability to respond to changing consumer preferences;
•overall economic trends, particularly those related to consumer spending;
•our and our franchisees’ ability to operate stores effectively and efficiently to meet consumer expectations;
•marketing and promotional efforts;
•local competition;
•trade area dynamics; and
•opening of new stores in the vicinity of existing locations.
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
As a result of the closure of all of our stores due to COVID-19 in March 2020, a majority of stores remained closed for a portion of the nine months ended September 30, 2020. Because less than 50% of our stores in the same store sales base billed monthly membership dues in all of the months included in the nine months ending September 30, 2020, we are not providing same store sales comparisons for that period. For the three months ending September 30, 2020, since more than 50% of our stores in the same store sales base billed monthly membership dues in all three months, we have provided same store sales comparisons for those stores that were open during both the current and prior year periods.
The following table shows our same store sales for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Same store sales data
Same store sales growth:
Franchisee-owned stores	(5.6)%	8.1%	NC(1)	9.1%
Corporate-owned stores	(6.6)%	4.9%	NC(1)	6.2%
Total stores	(5.6)%	7.9%	NC(1)	8.9%
Number of stores in same store sales base:
Franchisee-owned stores	1,366	1,562	NC(1)	1,562
Corporate-owned stores	50	73	NC(1)	73
Total stores	1,416	1,639	NC(1)	1,639
(1) No comparison
Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $661 million and $781 million, during the three months ended September 30, 2020 and 2019, respectively, and $1,663 million and $2,430 million during the nine months ended September 30, 2020 and 2019, respectively.

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
A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(in thousands)
Net (loss) income	$(3,284)	$29,692	$(24,886)	$101,158
Interest income	(349)	(1,808)	(2,635)	(5,585)
Interest expense	20,686	14,807	61,394	44,192
(Benefit) provision for income taxes	(1,035)	10,309	(7,069)	26,924
Depreciation and amortization	13,636	11,832	39,436	32,316
EBITDA	$29,654	$64,832	$66,240	$199,005
Purchase accounting adjustments-revenue(1)	70	275	216	524
Purchase accounting adjustments-rent(2)	130	108	400	348
Severance costs(3)	830	—	990	—
Pre-opening costs(4)	699	826	1,214	1,021
Tax benefit arrangement remeasurement(5)	—	(214)	(502)	4,638
Other(6)	598	(104)	691	55
Adjusted EBITDA	$31,981	$65,723	$69,249	$205,591

(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred ADA fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $43, $44, $124, and $173 in the three and nine months ended September 30, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $87, $64, $276, and $216 in the three and nine months ended September 30, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents severance expense recorded in connection with a reduction in force and an equity award modification.
(4)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(5)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(6)Represents certain other charges and gains that we do not believe reflect our underlying business performance. During the three and nine months ended September 30, 2020, this amount primarily includes expense of $1,956 that represents a reserve against an indemnification receivable, partially offset by a $1,358 one-time employee retention payroll tax credit received in connection with the CARES Act.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(3,284)	$29,692	$(24,886)	$101,158
(Benefit) provision for income taxes, as reported	(1,035)	10,309	(7,069)	26,924
Purchase accounting adjustments-revenue(1)	70	275	216	524
Purchase accounting adjustments-rent(2)	130	108	400	348
Severance costs(3)	830	—	990	—
Pre-opening costs(4)	699	826	1,214	1,021
Tax benefit arrangement remeasurement(5)	—	(214)	(502)	4,638
Other(6)	598	(104)	691	55
Purchase accounting amortization(7)	4,211	4,146	12,635	12,429
Adjusted (loss) income before income taxes	$2,219	$45,038	$(16,311)	$147,097
Adjusted income tax (benefit) expense(8)	595	11,980	(4,371)	39,128
Adjusted net (loss) income	$1,624	$33,058	$(11,940)	$107,969

Adjusted net (loss) income per share, diluted	$0.02	$0.36	$(0.14)	$1.16

Adjusted weighted-average shares outstanding(9)	86,512	92,386	86,618	93,153

(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred ADA fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $43, $44, $124, and $173 in the three and nine months ended September 30, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $87, $64, $276, and $216 in the three and nine months ended September 30, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents severance expense recorded in connection with a reduction in force and an equity award modification.

(4)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(5)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(6)Represents certain other charges and gains that we do not believe reflect our underlying business performance. During the three and nine months ended September 30, 2020, this amount primarily includes expense of $1,956 that represents a reserve against an indemnification receivable, partially offset by a $1,358 one-time employee retention payroll tax credit received in connection with the CARES Act.
(7)Includes $3,096, $3,096, $9,288, and $9,288 of amortization of intangible assets, for the three and nine months ended September 30, 2020 and 2019, recorded in connection with the 2012 Acquisition, and $1,115, $1,052, $3,346 and $2,867 of amortization of intangible assets for the three months ended September 30, 2020 and 2019, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(8)Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the three and nine months ended September 30, 2020 and 2019, respectively, applied to adjusted income (loss) before income taxes.
(9)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net (loss) income per share, diluted, to Adjusted net (loss) income per share, diluted is set forth below for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020			For the three months ended September 30, 2019
(in thousands, except per share amounts)	Net loss	Weighted Average Shares	Net loss per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net (loss) income attributable to Planet Fitness, Inc.(1)	$(3,111)	80,221	$(0.04)	$25,777	83,807	$0.31
Assumed exchange of shares(2)	(173)	6,291		3,915	8,579
Net (loss) income	(3,284)			29,692
Adjustments to arrive at adjusted income before income taxes(3)	5,503			15,346
Adjusted income before income taxes	2,219			45,038
Adjusted income tax expense(4)	595			11,980
Adjusted net income	$1,624	86,512	$0.02	$33,058	92,386	$0.36
(1)Represents net (loss) income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net (loss) income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net (loss) income table above to arrive at adjusted (loss) income before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the three months ended September 30, 2020 and 2019, respectively, applied to adjusted (loss) income before income taxes.

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
(in thousands, except per share amounts)	Net loss	Weighted Average Shares	Net loss per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net (loss) income attributable to Planet Fitness, Inc.(1)	$(23,681)	79,763	$(0.30)	$88,030	84,354	$1.04
Assumed exchange of shares(2)	(1,205)	6,855		13,128	8,799
Net (loss) income	(24,886)			101,158
Adjustments to arrive at adjusted (loss) income before income taxes(3)	8,575			45,939
Adjusted (loss) income before income taxes	(16,311)			147,097
Adjusted income tax (benefit) expense(4)	(4,371)			39,128
Adjusted net (loss) income	$(11,940)	86,618	$(0.14)	$107,969	93,153	$1.16

(1)Represents net (loss) income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net (loss) income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net (loss) income table above to arrive at adjusted (loss) income before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.8% and 26.6% for the nine months ended September 30, 2020 and 2019, respectively, applied to adjusted (loss) income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Franchise revenue	44.8%	32.0%	41.2%	33.1%
Commission income	—%	0.4%	0.2%	0.5%
National advertising fund revenue	11.9%	7.6%	9.7%	7.4%
Franchise segment	56.7%	40.0%	51.1%	41.0%
Corporate-owned stores	26.8%	24.4%	28.7%	23.9%
Equipment	16.5%	35.6%	20.2%	35.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	14.5%	27.7%	16.7%	27.2%
Store operations	20.3%	13.4%	22.8%	12.7%
Selling, general and administrative	17.4%	12.5%	18.7%	11.7%
National advertising fund expense	19.1%	7.6%	16.9%	7.4%
Depreciation and amortization	12.9%	7.1%	14.5%	6.5%
Other loss (gain)	0.6%	(0.1)%	0.2%	—%
Total operating costs and expenses	84.8%	68.2%	89.8%	65.5%
Income from operations	15.2%	31.8%	10.2%	34.5%
Other income (expense), net:
Interest income	0.3%	1.1%	1.0%	1.1%
Interest expense	(19.6)%	(8.9)%	(22.5)%	(8.9)%
Other expense	—%	—%	(0.3)%	(1.0)%
Total other expense, net	(19.3)%	(7.8)%	(21.8)%	(8.8)%
(Loss) income before income taxes	(4.1)%	24.0%	(11.6)%	25.7%
(Benefit) provision for income taxes	(1.0)%	6.2%	(2.6)%	5.4%
Net (loss) income	(3.1)%	17.8%	(9.0)%	20.3%
Less net (loss) income attributable to non-controlling interests	(0.2)%	2.3%	(0.4)%	2.6%
Net (loss) income attributable to Planet Fitness, Inc.	(2.9)%	15.5%	(8.6)%	17.7%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(in thousands)
Revenue:
Franchise revenue	$47,171	$53,443	$112,296	$164,624
Commission income	48	614	483	2,673
National advertising fund revenue	12,538	12,652	26,509	36,986
Franchise segment	59,757	66,709	139,288	204,283
Corporate-owned stores	28,289	40,742	78,224	118,481
Equipment	17,337	59,364	55,335	174,528
Total revenue	105,383	166,815	272,847	497,292
Operating costs and expenses:
Cost of revenue	15,302	46,194	45,625	135,071
Store operations	21,371	22,295	62,209	63,363
Selling, general and administrative	18,295	20,928	51,143	57,944
National advertising fund expense	20,157	12,652	46,240	36,986
Depreciation and amortization	13,636	11,832	39,436	32,316
Other loss (gain)	580	(147)	606	99
Total operating costs and expenses	89,341	113,754	245,259	325,779
Income from operations	16,042	53,061	27,588	171,513
Other income (expense), net:
Interest income	349	1,808	2,635	5,585
Interest expense	(20,686)	(14,807)	(61,394)	(44,192)
Other expense	(24)	(61)	(784)	(4,824)
Total other expense, net	(20,361)	(13,060)	(59,543)	(43,431)
(Loss) income before income taxes	(4,319)	40,001	(31,955)	128,082
(Benefit) provision for income taxes	(1,035)	10,309	(7,069)	26,924
Net (loss) income	(3,284)	29,692	(24,886)	101,158
Less net (loss) income attributable to non-controlling interests	(173)	3,915	(1,205)	13,128
Net (loss) income attributable to Planet Fitness, Inc.	$(3,111)	$25,777	$(23,681)	$88,030
Comparison of the three months ended September 30, 2020 and three months ended September 30, 2019
Revenue
Total revenues were $105.4 million in the three months ended September 30, 2020, compared to $166.8 million in the three months ended September 30, 2019, a decrease of $61.4 million, or 36.8%.
Franchise segment revenue was $59.8 million in the three months ended September 30, 2020, compared to $66.7 million in the three months ended September 30, 2019, a decrease of $7.0 million, or 10.4%.
Franchise revenue was $47.2 million in the three months ended September 30, 2020 compared to $53.4 million in the three months ended September 30, 2019, a decrease of $6.3 million or 11.7%. Included in franchise revenue is royalty revenue of $43.1 million, franchise and other fees of $2.6 million, and placement revenue of $1.5 million for the three months ended September 30, 2020, compared to royalty revenue of $46.0 million, franchise and other fees of $3.2 million, and placement revenue of $4.3 million for the three months ended September 30, 2019. Of the $43.1 million in franchise royalty revenue, $3.9 million represents the recognition of revenue that was deferred in March related to temporary store closures as stores reopened. The franchise revenue decreases in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 were primarily due to COVID-19 related store closures beginning in March 2020, as well as reduced membership levels, partially offset by higher royalties on annual fees as a result of catch-up annual fee billings from periods when stores were closed, as they reopen.

Commission income, which is included in our franchise segment, was $0 in the three months ended September 30, 2020 compared to $0.6 million in the three months ended September 30, 2019. The decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period and store closures associated with COVID-19.
National advertising fund revenue was $12.5 million in the three months ended September 30, 2020, compared to $12.7 million in the three months ended September 30, 2019. Of the $12.5 million in national advertising fund revenue, $1.2 million was due to the recognition of revenue that was deferred in March 2020 related to temporary store closures, which was recognized as stores reopened. The decrease in national advertising fund revenue in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily a result of the temporary closures beginning in March 2020 related to COVID-19, partially offset by a higher national advertising fund rate of 3.25% beginning in September 2020 and continuing for the remainder of the year, as approved by a vote of the franchisees to help offset lost national advertising fund revenues during the closure period.
Revenue from our corporate-owned stores segment was $28.3 million in the three months ended September 30, 2020, compared to $40.7 million in the three months ended September 30, 2019, a decrease of $12.5 million, or 30.6%. Of the $28.3 million in corporate-owned store revenue, $2.2 million was due to the recognition of revenue that was deferred in March related to temporary store closures as stores reopened. The decrease was primarily a result of temporary store closures related to COVID-19 beginning in March 2020, as well as reduced membership levels, partially offset by revenue as a result of the acquisition of 12 franchisee-owned stores on December 16, 2019, and the opening of nine new corporate-owned stores since July 1, 2019.
Equipment segment revenue was $17.3 million in the three months ended September 30, 2020, compared to $59.4 million in the three months ended September 30, 2019, a decrease of $42.0 million, or 70.8%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of COVID-19 related closures beginning in March 2020, and the 12-month extension we gave to franchisees for all new store development and re-equipment investment obligations.
Cost of revenue
Cost of revenue was $15.3 million in the three months ended September 30, 2020 compared to $46.2 million in the three months ended September 30, 2019, a decrease of $30.9 million, or 66.9%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new and existing franchisee-owned stores in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of COVID-19 related closures beginning in March 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $21.4 million in the three months ended September 30, 2020 compared to $22.3 million in the three months ended September 30, 2019, a decrease of $0.9 million, or 4.1%. The decrease was primarily attributable to lower operating and marketing expenses as a result of COVID-19 related closures beginning in March 2020, partially offset by higher expenses as a result of the acquisition of 12 franchisee-owned stores on December 16, 2019, and the opening of nine new corporate-owned stores since July 1, 2019.
Selling, general and administrative
Selling, general and administrative expenses were $18.3 million in the three months ended September 30, 2020 compared to $20.9 million in the three months ended September 30, 2019, a decrease of $2.6 million, or 12.6%. The $2.6 million decrease was primarily due to lower variable compensation expense, decreased travel and lower equipment placement expenses during the three months ended September 30, 2020 related to COVID-19 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $20.2 million in the three months ended September 30, 2020 compared to $12.7 million in the three months ended September 30, 2019, as a result of increased advertising and marketing expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $13.6 million in the three months ended September 30, 2020 compared to $11.8 million in the three months ended September 30, 2019, an increase of $1.8 million, or 15.2%. The increase was primarily attributable to franchisee-store acquisitions, the opening of corporate-owned stores since July 1, 2019 and depreciation of new information systems assets.

Other loss (gain)
Other loss (gain) was a loss of $0.6 in the three months ended September 30, 2020 compared to a gain of $0.1 in the three months ended September 30, 2019. In the three months ended September 30, 2020, this includes expense of $2.0 million that represents a reserve against an indemnification receivable, partially offset by a $1.4 million employee retention payroll tax credit received in connection with the CARES Act.
Interest income
Interest income was $0.3 million in the three months ended September 30, 2020, compared to $1.8 million in the three months ended September 30, 2019, primarily as a result of lower interest rates in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $20.7 million in the three months ended September 30, 2020 compared to $14.8 million in the three months ended September 30, 2019. The increase is primarily attributable to the issuance of $550.0 million of 2019 Notes in December 2019.
Other expense
Other expense was zero in the three months ended September 30, 2020 compared to $0.1 million in the three months ended September 30, 2019.
(Benefit) provision for income taxes
Provision for income taxes was a benefit of $1.0 million in the three months ended September 30, 2020, compared to expense of $10.3 million in the three months ended September 30, 2019, a decrease of $11.3 million. The decrease in the provision for income taxes was primarily attributable to the Company’s net loss in the three months ended September 30, 2020 as compared to net income during three months ended September 30, 2019, primarily as a result of COVID-19 related closures beginning in March 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $31.1 million in the three months ended September 30, 2020 compared to $44.3 million in the three months ended September 30, 2019, a decrease of $13.2 million, or 29.8%. The franchise segment EBITDA decrease in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to reduced revenue from COVID-19 related store closures beginning in March 2020, as well as reduced membership levels, partially offset by higher royalties on annual fees as a result of catch-up annual fee billings from periods when stores were closed, as they reopen and lower franchise-related payroll and operational expenses. Depreciation and amortization was $2.0 million in both the three months ended September 30, 2020 and the three months ended September 30, 2019.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $5.7 million in the three months ended September 30, 2020 compared to $16.8 million in the three months ended September 30, 2019, a decrease of $11.1 million, or 66.0%. The corporate-owned store segment EBITDA decrease was primarily due to lower revenue as a result of COVID-19 related store closures beginning in March 2020, as well as reduced membership levels. Depreciation and amortization was $7.7 million and $6.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase in depreciation and amortization was primarily attributable to the stores acquired and opened since July 1, 2019.
Equipment
Segment EBITDA for the equipment segment was $2.3 million in the three months ended September 30, 2020 compared to $13.7 million in the three months ended September 30, 2019, a decrease of $11.5 million, or 83.5%, $8.5 million of which was driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of COVID-19 related closures beginning in March 2020. An additional $3.0 million of such decrease was due to the 15% discount offered to franchisees for equipment orders placed in 2020. Depreciation and amortization was $1.3 million for both the three months ended September 30, 2020 and 2019.

Comparison of the nine months ended September 30, 2020 and nine months ended September 30, 2019
Revenue
Total revenues were $272.8 million in the nine months ended September 30, 2020, compared to $497.3 million in the nine months ended September 30, 2019, a decrease of $224.4 million, or 45.1%.
Franchise segment revenue was $139.3 million in the nine months ended September 30, 2020, compared to $204.3 million in the nine months ended September 30, 2019, a decrease of $65.0 million, or 31.8%.
Franchise revenue was $112.3 million in the nine months ended September 30, 2020 compared to $164.6 million in the nine months ended September 30, 2019, a decrease of $52.3 million or 31.8%. Included in franchise revenue is royalty revenue of $98.7 million, franchise and other fees of $9.2 million, and placement revenue of $4.4 million for the nine months ended September 30, 2020, compared to royalty revenue of $139.8 million, franchise and other fees of $12.7 million, and placement revenue of $12.1 million for the nine months ended September 30, 2019. The franchise revenue decreases in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 were primarily due to COVID-19 related store closures beginning in March 2020, as well as reduced membership levels.
Commission income, which is included in our franchise segment, was $0.5 million in the nine months ended September 30, 2020 compared to $2.7 million in the nine months ended September 30, 2019. The $2.2 million decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period and store closures associated with COVID-19.
National advertising fund revenue was $26.5 million in the nine months ended September 30, 2020, compared to $37.0 million in the nine months ended September 30, 2019. The decrease in national advertising fund revenue in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily a result of the temporary closures beginning in March 2020 related to COVID-19.
Revenue from our corporate-owned stores segment was $78.2 million in the nine months ended September 30, 2020, compared to $118.5 million in the nine months ended September 30, 2019, a decrease of $40.3 million, or 34.0%. The decrease was primarily attributable to store closures associated with COVID-19, as well as reduced membership levels, partially offset as a result of the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of 12 franchisee-owned stores on December 16, 2019, and the opening of nine new corporate-owned stores since January 1, 2019.
Equipment segment revenue was $55.3 million in the nine months ended September 30, 2020, compared to $174.5 million in the nine months ended September 30, 2019, a decrease of $119.2 million, or 68.3%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of COVID-19 related closures beginning in March 2020, and the 12-month extension we gave to franchisees for all new store development and re-equipment investment obligations.
Cost of revenue
Cost of revenue was $45.6 million in the nine months ended September 30, 2020 compared to $135.1 million in the nine months ended September 30, 2019, a decrease of $89.4 million, or 66.2%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new and existing franchisee-owned stores in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of COVID-19 related closures beginning in March 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $62.2 million in the nine months ended September 30, 2020 compared to $63.4 million in the nine months ended September 30, 2019, a decrease of $1.2 million, or 1.8%. The decrease was primarily attributable to lower operating and marketing expenses as a result of COVID-19 related closures beginning in March 2020, partially offset by higher expenses as a result of the acquisition of four franchisee-owned stores on May 30, 2019, the acquisition of 12 franchisee-owned stores on December 16, 2019, and the opening of nine new corporate-owned stores since January 1, 2019.
Selling, general and administrative
Selling, general and administrative expenses were $51.1 million in the nine months ended September 30, 2020 compared to $57.9 million in the nine months ended September 30, 2019, a decrease of $6.8 million, or 11.7%. The $6.8 million decrease was primarily due to lower variable compensation expense, reduced travel and lower equipment placement expenses during the nine months ended September 30, 2020 related to COVID-19 compared to the prior year quarter.

National advertising fund expense
National advertising fund expense was $46.2 million in the nine months ended September 30, 2020 compared to $37.0 million in the nine months ended September 30, 2019, as a result of increased advertising and marketing expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $39.4 million in the nine months ended September 30, 2020 compared to $32.3 million in the nine months ended September 30, 2019, an increase of $7.1 million, or 22.0%. The increase was primarily attributable to the acquisition and opening of corporate-owned stores since January 1, 2019 and depreciation on new information systems assets.
Other loss
Other loss was $0.6 in the nine months ended September 30, 2020 compared to $0.1 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, this includes expense of $2.0 million that represents a reserve against an indemnification receivable, partially offset by a $1.4 million employee retention payroll tax credit received in connection with the CARES Act.
Interest income
Interest income was $2.6 million in the nine months ended September 30, 2020 compared to $5.6 million in the nine months ended September 30, 2019, primarily as a result of lower interest rates in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $61.4 million in the nine months ended September 30, 2020 compared to $44.2 million in the nine months ended September 30, 2019. The increase is primarily attributable to the issuance of $550.0 million of 2019 Notes in December 2019.
Other expense
Other expense was $0.8 million in the nine months ended September 30, 2020 and $4.8 million in the nine months ended September 30, 2019. Other expense was primarily attributable to foreign currency losses, partially offset by a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the nine months ended September 30, 2020. In the nine months ended September 30, 2019, the other expense is attributable to the remeasurement of our tax benefit arrangements primarily due to changes in our effective tax rate.
(Benefit) provision for income taxes
The provision for income taxes was a benefit of $7.1 million in the nine months ended September 30, 2020, compared to expense of $26.9 million in the nine months ended September 30, 2019. The decrease in the provision for income taxes was primarily attributable to the Company’s net loss in the nine months ended September 30, 2020 as compared to net income for the nine months ended September 30, 2019, primarily as a result of COVID-19 related closures beginning in March 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $71.4 million in the nine months ended September 30, 2020 compared to $141.5 million in the nine months ended September 30, 2019, a decrease of $70.2 million, or 49.6%. The franchise segment EBITDA decrease in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to COVID-19 related store closures beginning in March 2020, as well as reduced membership levels, partially offset by lower franchise-related payroll and operational expenses. Depreciation and amortization was $5.8 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $11.4 million in the nine months ended September 30, 2020 compared to $50.5 million in the nine months ended September 30, 2019, a decrease of $39.1 million, or 77.5%. The corporate-owned store segment EBITDA decrease was primarily due to COVID-19 related store closures beginning in March 2020, as well as reduced membership levels. Depreciation and amortization was $22.2 million and $18.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in depreciation and amortization was primarily attributable the acquisition and opening of corporate-owned stores since January 1, 2019.
Equipment
Segment EBITDA for the equipment segment was $9.9 million in the nine months ended September 30, 2020 compared to $40.9 million in the nine months ended September 30, 2019, a decrease of $31.0 million, or 75.7%, driven by lower equipment sales to new and existing franchisee-owned stores in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of COVID-19 related closures beginning in March 2020. Depreciation and amortization was $3.8 million for both the nine months ended September 30, 2020 and 2019.
Liquidity and capital resources
As of September 30, 2020, we had $419.7 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with the available cash balance, the cash generated from our operations, and amounts we have drawn under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we continue to experience a reduction in sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in this Quarterly Report on Form 10-Q, “Risk Factors” in the Quarterly Reports on Form 10-Q, and “Risk factors” in the Annual Report. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(2,115)	$152,737
Investing activities	(36,437)	(52,155)
Financing activities	61,753	(170,840)
Effect of foreign exchange rates on cash	(394)	370
Net increase (decrease) in cash	$22,807	$(69,888)
Operating activities
For the nine months ended September 30, 2020, net cash used in operating activities was $2.1 million compared to net cash provided by operating activities of $152.7 million in the nine months ended September 30, 2019, a decrease of $154.9 million. Of the decrease, $146.3 million is due to lower net (loss) income after adjustments to reconcile net (loss) income to net cash provided by operating activities in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, and $8.5 million is due to unfavorable changes in working capital primarily from other assets, other current assets and deferred revenue, partially offset by favorable changes in working capital primarily in accounts receivable.

Investing activities
Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019
New corporate-owned stores and corporate-owned stores not yet opened	$11,071	$10,570
Existing corporate-owned stores	15,456	12,775
Information systems	9,853	12,726
Corporate and all other	339	1,067
Total capital expenditures	$36,719	$37,138

For the nine months ended September 30, 2020, net cash used in investing activities was $36.4 million compared to $52.2 million in the nine months ended September 30, 2019, a decrease of $15.7 million. The primary driver for the decrease in cash used in investing activities was the acquisition of franchisee-owned stores in the nine months ended September 30, 2019 compared to $0 in the nine months ended September 30, 2020.
Financing activities
For the nine months ended September 30, 2020, net cash provided by financing activities was $61.8 million compared to cash used of $170.8 million in the nine months ended September 30, 2019, an increase of $232.6 million. The primary driver of the increase in nine months ended September 30, 2020 was the Company’s incurrence of $75.0 million of borrowings under its Variable Funding Notes, partially offset by principal payments on long-term debt compared to a decrease in cash from financing activities in the nine months ended September 30, 2019, primarily as a result of a $157.9 million share repurchase and principal payments on long-term debt.
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
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2020, the Company had restricted cash held by the Trustee of $65.9 million, which includes pre-funding of principal and interest payments through the remainder of 2020. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
Off-balance sheet arrangements
As of September 30, 2020, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $14.3 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2020 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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

Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2020, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The extent of the impact of the COVID-19 pandemic remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, we proactively closed all of our stores system-wide beginning in mid-March 2020, temporarily furloughed a majority of our corporate-owned store employees while corporate-owned stores remained closed, suspended billing membership fees to members while stores were closed and temporarily suspended sales and installation of equipment. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As a result of COVID-19 we have also experienced to date, and may continue to experience, a decrease in our net membership base. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/20 - 07/31/20	—	$—	—	$200,000,000
08/01/20 - 08/31/20	—	—	—	200,000,000
09/01/20 - 09/30/20	—	—	—	200,000,000
Total	—	$—	—

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 6, 2020	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)