Form 10-K
period 2020-12-31
Planet Fitness, Inc.
filed 2021-03-01
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2020 was approximately $4.8 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 22, 2021 was 83,079,078 shares and 3,473,075 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders to be held May 3, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the United States by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who do not belong to a gym, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’s community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
In 2020, we recorded revenues of $406.6 million and system-wide sales of $2.4 billion (which we define as monthly dues and annual fees billed by us and our franchisees). We ended the year with approximately 13.5 million members and 2,124 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. System-wide sales for 2020 include $2.3 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $116.5 million attributable to our corporate-owned stores. Of our 2,124 stores, 2,021 are franchised and 103 are corporate-owned. Under signed area development agreements (“ADAs”) as of December 31, 2020, our franchisees have committed to open more than 1,000 additional stores.
As a result of COVID-19, our store level operations were impacted in 2020, and our corporate-owned stores had a segment EBITDA margin of 20.2%. In 2019 (before the impact of COVID-19), our corporate-owned stores had a segment EBITDA margin of 41.1% and had average unit volumes (“AUVs”) of approximately $2.0 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 47%, or approximately 40% after applying the current 7% royalty rate. Based on a historical survey of franchisees and management estimates, we believe that, on average, our franchise stores achieve four-wall EBITDA margins in line with these corporate-owned store four-wall EBITDA margins. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Our growth is reflected in:

•2,124 stores as of December 31, 2020, compared to 1,313 as of December 31, 2016, reflecting a compound annual growth rate (“CAGR”) of 12.8%;
•13.5 million members as of December 31, 2020, compared to 8.9 million as of December 31, 2016, reflecting a CAGR of 10.9%;
•53 consecutive quarters of system-wide same store sales growth through the first quarter of 2020 (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

Planet Fitness – Home of the Judgement Free Zone
We bring fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:
•Welcoming, non-intimidating environment: We believe fitness is essential to both physical and mental health, and every member should feel accepted and respected when they walk into a Planet Fitness regardless of their fitness level. Our stores provide a Judgement Free Zone where members can experience a non-intimidating and supportive environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. By outfitting our stores with more cardiovascular and light strength equipment, and a limited offering of heavy free weights, we seek to reinforce our Judgement Free Zone philosophy by discouraging what we call “Lunk” behavior, such as dropping weights and grunting, that can be intimidating to new and occasional gym users.
•Distinct store experience: Because our stores are typically 20,000 square feet and we do not offer non-essential amenities such as group exercise classes, pools, day care centers and juice bars, we have more space for the equipment our members do use. We believe our tailored use of space is, at least in part, why we have not needed to impose time limits on our cardio machines. Part of our unique store experience is the diligence our members and employees have to maintain a clean and sanitized environment. Members’ etiquette typically includes wiping down the equipment before and after use with our sanitization spray, which is FDA-approved to kill the COVID-19 virus on surfaces.
•Exceptional value for members: In the U.S., for only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $22.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.
Our competitive strengths
We attribute our success to the following strengths:
•Market leader with differentiated member experience, nationally recognized brand and scale advantage. We believe we are one of the largest operators of fitness centers in the U.S. by number of members.
•Differentiated member experience. Planet Fitness is the home of the Judgement Free Zone, a place where people of all fitness levels can feel comfortable working out at their own pace, feel supported in their efforts and not feel intimidated by pushy salespeople or other members who may ruin their fitness experience. Our philosophy is simple: Planet Fitness is an environment where members can relax, go at their own pace and be themselves without ever having to worry about being judged. No matter what size the goal, we believe that all of these accomplishments deserve to be celebrated. Planet of Triumphs (www.PlanetofTriumphs.com) provides an online community platform for members to recognize their triumphs (big and small), share their stories and encourage others, while spotlighting our unique brand belief that everyone belongs.
•Nationally recognized brand. We have developed a highly relatable and recognizable brand focused on providing our members with a judgement-free environment. We do so through fun and memorable marketing campaigns and in-store signage. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have updated bi-annually.
•Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees generally spend 7% of their monthly membership dues on local advertising, have enabled us and our franchisees to spend over $1 billion since 2011 on marketing to drive consumer brand awareness and preference.
•Exceptional value proposition that appeals to a broad member demographic. Our low monthly membership dues combined with our non-intimidating and welcoming environment, enable us to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Approximately 25% of our stores are located in areas that the US government deems “low income,” providing an option to improve health and wellness in those underserved locales.

Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies.
•Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our strategy to be predominantly franchisee-owned enables us to scale more rapidly than a predominantly company-owned strategy. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital into the brand, with over 90% of our new stores in 2020 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.
•Predictable and recurring revenue streams with high cash flow conversion. While 2020 brought an unprecedented disruption to the general economy, our industry and our business, when operating in a normal business environment, our model provides us with predictable and recurring revenue streams. In 2020, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. Notwithstanding the extensions provided during 2020 due to the COVID-19 pandemic, our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment every five to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs.
Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•Continue to grow our store base across a broad range of markets. We have grown our store count over the last five years, expanding from 1,313 stores as of December 31, 2016 to 2,124 stores as of December 31, 2020. As of December 31, 2020, our franchisees have signed ADAs to open more than 1,000 additional stores, including more than 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration in certain markets create a significant opportunity to open new Planet Fitness stores. Based on our internal and third party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.
◦Drive revenue growth and system-wide same store sales. We have a significant history of positive system-wide same store sales growth, reaching 53 consecutive quarters through the first quarter of 2020, prior to the impact of the COVID-19 pandemic. We expect to return to system-wide same store sales growth primarily by:
•Attracting new members to existing Planet Fitness stores. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our appeal to first-time and occasional gym users. We continue to evolve our offerings and enhance the PE@PF Program, our proprietary small group training program to appeal to our target member base. In addition to our in store experience, we also provide more than 500 workouts to both existing members and prospects via the free Planet Fitness mobile app, featuring differentiated content geared toward engaging with our community outside of our four walls and providing more ways to connect to our target audience – first time and casual gym users.
•Increasing mix of PF Black Card memberships by enhancing value and member experience. We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members’ standard memberships to our premium PF Black Card membership. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through the ability to use any Planet Fitness location, free guest privileges and additional in-store amenities, such as tanning equipment, hydro-massage beds, and affinity partnerships for discounts and promotions. Our PF Black Card members as a percentage of total membership has increased from 58.9% as of December 31, 2016 to 60.5% as of December 31, 2020, and our average monthly dues per member have increased from $15.86 to $17.01 over the same period.
•Increase brand investment to drive awareness and growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increased membership in new and existing stores and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues annually to our National Advertising Fund (“NAF”) and Canadian advertising fund, from which we spent $61.3 million in 2020 to support our national marketing campaigns, our social media platforms and the development of local advertising materials, and $2.2 million additional funding from our corporate-owned stores and included in store-operations expense on our consolidated statements of operations. Additionally, we saw a lack of NAF funding from monthly membership dues in 2020 as a result of the extended temporary store closures due to COVID-19, so the Company decided to fund NAF by an incremental investment of approximately $18.0 million, which is included in the amount above. Under our current franchise agreement, franchisees are also generally required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.
•Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement stipulates a monthly royalty rate of 7% of monthly dues and annual membership fees, as of December 31, 2020, only 37% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2020, our average royalty rate was 6.28% compared to 3.66% in 2016.
•Grow sales from fitness equipment and related services. Our franchisees are contractually obligated to purchase fitness equipment from us, and in certain international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. Once the extensions granted to franchisees as a result of COVID-19 have passed, we expect our equipment sales to grow as our U.S. franchisees open new stores and replace used equipment as required every five to seven years. As the number of franchise stores continues to increase and existing franchise stores continue to mature, we anticipate incremental growth in revenue related to the sale of equipment to franchisees. In addition, we believe that regularly refreshing equipment helps our franchise stores maintain a consistent, high-quality fitness experience and is one of the contributing factors that drives new member growth. In certain international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned stores.
Our industry
Due to our unique positioning to a broader demographic, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry. We view our addressable market as approximately 250 million people, representing the U.S. population over 14 years of age. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market. Both our standard and PF Black Card memberships are priced significantly below the 2018 industry median of $71 per month, the latest available estimate from our industry’s trade association, the International Health, Racquet & Sportsclub Association’s (“IHRSA”).
According to IHRSA, the U.S. health club industry generated approximately $35.0 billion in revenue in 2019. The industry is highly fragmented, with 41,370 clubs across the U.S. serving approximately 64.2 million members, according to IHRSA. Based on IHRSA’s 2019 annual report issued in 2020, Planet Fitness’ net member growth in the U.S. in 2018 and 2019 was higher than the net member growth of the industry as a whole.
Membership
We make it simple for members to join, whether online, through our mobile application or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•monthly membership dues of only $10 for our standard membership, or approximately $22.99 for PF Black Card members;
•current standard annual fees of approximately $39; and
•enrollment fees of approximately $0 to $59.
Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member can take advantage of free pizza and bagels once a month (when stores are open and health regulations permit) and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.
As of December 31, 2020, we had approximately 13.5 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 85% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees.

Our stores
We had 2,124 stores system-wide as of December 31, 2020, of which 2,021 were franchised and 103 were corporate-owned, located in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location.

Franchisee-owned store count by location

BC 7
AB 2
SK 2
MB 4
ON 29
AK 6
NB 1
WA 38
MT 5
ND 4
ME 7
MN 25
VT 4
NH 3
OR 20
ID 7
SD 3
WI 35
NY 94
MA 72
MI 81
CT 34
RI 16
WY 4
IA 16
PA 95
NJ 51
NE 12
NV 18
IN 51
OH 95
DC 2
MD 44
DE 5
IL 83
UT 11
CO 24
WV 10
VA 47
KS 17
MO 33
KY 34
CA 150
NC 74
TN 46
OK 21
AR 19
SC 35
AZ 47
NM 19
GA 70
AL 34
MS 20
LA 31
TX 140
HI 3
FL 134
Queensland 1
New South Wales 4
Mexico 5
Puerto Rico 12
Panama 5

Corporate-owned Clubs	
Ontario (Canada)	2
California	4
Colorado	5
Delaware	4
Maine	4
Massachusetts	3
New Hampshire	17
New Jersey	15
New York	30
Pennsylvania	18
Vermont	1
Total	**103**

Store model
Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchisee-owned stores. Based on a historical survey of franchisees and management estimates, we believe that our franchise stores achieve store-level profitability in line with our corporate-owned store base. The stores included in this survey represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores.
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
Leases
We lease all but one of our corporate-owned stores and our corporate headquarters. Our store leases typically have initial terms of 10 years with two five-year renewal options, exercisable at our discretion. In October 2016, we executed a lease for our current corporate headquarters at 4 Liberty Lane West, Hampton, New Hampshire for an initial term of 15 years with one five-year renewal option, exercisable at our discretion. Our corporate headquarters serves as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions.
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchisee-owned stores and historically have generally not guaranteed franchisees’ lease agreements, although we have done so in a few certain instances. In 2019, in connection with a real estate partnership, we began guaranteeing certain leases of our franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met.
Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2020, there were 2,021 franchised Planet Fitness stores operated by approximately 130 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2020, 97% of all franchise stores were owned and operated by a franchisee group that owns at least three stores. However, while our largest franchisee owns 169 stores, only 35% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.
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
Franchise agreements
For each franchised Planet Fitness store, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness store at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require. The typical franchise agreement has a 10-year term. Additionally, franchisees must purchase equipment from us (or our required vendors in the case of our franchisees located in certain international markets) and generally replace the fitness equipment in their stores every five to seven years and periodically refurbish and remodel their stores.
Site selection and approval
Our stores are generally located in free-standing retail buildings or neighborhood shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) high visibility and accessibility, (ii) favorable traffic counts and patterns, (iii) availability of signage, (iv) ample parking or access to public transportation and (v) our targeted demographics. We use third-party site analytics tools that provide us with extensive demographic data and analysis that we use to review new and existing sites and markets for our corporate-owned stores and franchisee-owned stores. We assess population density and drive time, current tenant mix, layout, potential competition and impact on existing Planet Fitness stores and comparative data based upon existing stores. Our real estate team meets regularly to review sites for future development and follows a detailed review process to ensure each site aligns with our strategic growth objectives and critical success factors.
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
In 2020 and 2019, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 14 weeks, except in cases where local health authorities did not permit construction for a period of time due to COVID-19. We sampled construction costs to build new stores from across a wide range of U.S. geographies, 46 new stores, in both 2020 and 2019. Based upon these samples, franchisees’ unlevered (i.e., not debt-financed) investment to open a new store ranged from approximately $1.6 million to $3.7 million and $1.6 million to $3.4 million, based upon our samples in 2020 and 2019, respectively. These amounts include fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from four general contractors that oversaw the construction of the stores in the sample set. Additionally, these amounts include an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies and does not necessarily represent the total construction costs on a cash basis.
Franchisee support
We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. We designed our franchise model to be streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources.
Training. We continue to update and expand Planet Fitness University, a comprehensive training resource to help franchisees operate successful stores. Courses are delivered online, and content focuses on customer service, operational policies, brand standards, cleanliness, security awareness, crisis management and vendor product information. The core online curriculum is offered in both English and Spanish to support our Spanish-speaking employees. We regularly add and improve the content available on Planet Fitness University as a no-cost service to help enhance training programs for franchisees. Additional training opportunities offered to our franchisees include new owner orientation, operations training and workshops held at Planet Fitness headquarters (when circumstances permit), in stores and through regularly held webinars and seminars.
Operational support and communication. We believe spending quality time with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we often attend franchisees’ presales and grand openings, and we host franchisee meetings each year, known as “PF Huddles.” We also communicate regularly with our franchisee base to keep them informed, and we host a franchise conference, generally every 18 months, that is geared toward franchisees and their operations teams.
We regularly communicate and collaborate with the Independent Franchise Counsel (“IFC”) and send a weekly email communication to all franchisees with timely information related to operations, marketing, financing and equipment. Every month, a franchisee newsletter is emailed to franchisees, which generally includes a personal note from our Chief Executive Officer.
Compliance with brand standards—Franchise Business Coach
Our corporate-owned stores provide incentive compensation for store staff to successfully drive key business metrics in the service, cleanliness, personnel and financial categories, and we encourage our franchisees to follow our lead. We have a dedicated field support team of franchise business coaches focused on ensuring that our franchisee-owned stores adhere to brand standards and providing ongoing assistance, training and coaching to all franchisees. We generally perform a site visit and operations review on each franchise store within 30 to 60 days of opening, and each franchisee ownership group is visited at least once per year in multiple locations for a business review with their franchise business coach thereafter.
We also use mystery shoppers to perform anonymous reviews of franchisee-owned stores. We generally select franchisee-owned stores for review randomly but also target underperforming stores and stores that have not performed well on previous visits from their franchise business coach.
Marketing
Marketing strategy
Our marketing strategy is anchored by our key brand differentiators—the Judgement Free Zone, our exceptional value and our high-quality experience. We employ memorable and creative advertising, which not only drives membership sales, but also showcases our brand philosophy, humor and innovation in the industry. We see Planet Fitness as a community gathering place, and the heart of our marketing strategy is to create a welcoming in-store and virtual community for our members.

Marketing spending
National advertising. We support our franchisees both at a national and local level. We manage the NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements require franchisees to contribute approximately 2% of their monthly EFT annually to the NAF and Canadian advertising fund, respectively. Since the NAF was founded in September 2011, it has enabled us to spend approximately $1 billion to increase national brand awareness. In 2020 the NAF and Canadian advertising fund spent $63.5 million, $2.2 million of which is from our corporate-owned stores and included in store-operations expense on the consolidated statements of operations.
Local marketing. Our current franchise agreement generally requires franchisees to spend 7% of their monthly EFT on local marketing to support branding efforts and promotional sale periods throughout the year. In situations where multiple ownership groups exist in a geographic area, we have the right to require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned stores contribute to, and participate in, regional marketing cooperatives with franchisees where practical. All franchisee-owned stores are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their stores on a local level. These methods may include direct mail, outdoor (including billboards), television, radio and digital advertisements and local partnerships and sponsorships.
Media partnerships
Given our scale and marketing resources through our NAF, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. For the past six years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement-free philosophy to an estimated over one billion TV viewers annually at a key time of year when health and wellness is top of mind for consumers.
United We Move
We believe in keeping people active and moving. During the early weeks of the COVID-19 pandemic, we launched the United We Move initiative, providing free streaming workouts to members and prospective members on Facebook Live and YouTube. We plan to continue offering these workouts in 2021.
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

To a great extent, we also compete with other industry participants, including:
•other fitness centers;
•recreational facilities established by non-profit organizations such as YMCAs and by businesses for their employees;
•private studios and other boutique fitness offerings;
•racquet, tennis and other athletic clubs;
•amenity and condominium/apartment clubs;
•country clubs;
•online personal training and fitness coaching;
•the home-use fitness equipment industry;
•local tanning salons; and
•businesses offering similar services.
While the COVID-19 pandemic has had a significant impact on the health club industry, we expect that the industry will continue to be highly competitive and fragmented going forward. The number, size and strength of our competitors vary by region. Some of our competitors have an established presence in local markets or name recognition in their respective countries, and some are established in markets in which we have existing stores or intend to locate new stores. This competition is more significant internationally, where we have a limited number of stores and limited brand recognition.
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
Suppliers
Franchisees are required to purchase fitness equipment from us (or our required vendors in the case of franchisees located in certain international markets) and are required to purchase various other items from vendors that we approve. We sell equipment purchased from third-party equipment manufacturers to franchisee-owned stores in the U.S. We also have one approved supplier of tanning beds, one approved supplier of massage beds and chairs, and various approved suppliers of non-fitness equipment and miscellaneous items. These vendors arrange for delivery of products and services directly to franchisee-owned stores. From time to time, we re-evaluate our supply relationships to ensure we obtain competitive pricing and high-quality equipment and other items.
Human Capital
Workforce
As of December 31, 2020, we employed 1,387 employees at our corporate-owned stores and 229 employees at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
Planet Fitness franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of the Company.
Strategy
At Planet Fitness, we believe that an engaged, diverse, and inclusive culture is essential for the success of our business. To elevate our approach, in 2019 we hired a Chief People Officer to develop and implement an overarching human capital management strategy, programming and initiatives. Based on strategic analysis regarding the immediate and future needs of our business and our team members, we identified three critical areas of focus: Employee Engagement and Workplace Culture, Employee Health and Safety, and Diversity, Equity and Inclusion (“DE&I”). We believe that focus and investment in these three areas will, in turn, generate long-term value.

Employee Engagement and Workplace Culture
At Planet Fitness, we believe that culture is the core of our business. To ensure that our culture is rooted in ongoing engagement with our team members, our Chief People Officer hosts ongoing small informal meetings with team members across all departments. These conversations are designed to bring feedback about aspects of the business that are important to our workforce to the forefront of management’s attention, and to increase direct engagement and trust at every level of the company. Feedback is carefully reviewed by our human resources teams and shared with our executive leadership team, including our CEO.
We maintain numerous additional avenues for learning from our team members, ranging from anonymous surveys to townhall Q&A sessions and other ongoing opportunities to share thoughts and ideas. In 2020, we conducted a topic-specific survey to assess sentiment around a variety of topics such as workplace flexibility (i.e., remote/in-office), DE&I efforts, and improving our culture, and, in response, made several updates to our benefits package while ensuring existing programs were properly communicated to eligible team members (including, for instance, our enhanced parental leave and early release Fridays for increased flexibility). Our employee satisfaction score has continued to increase year over year since 2018, and we are continually seeking new ways to hear from our team members regarding their priorities and needs.
Training & Development
A critical component of maintaining our engaged and inclusive culture is making investments in our team members at all levels. Programs at Planet Fitness range from ongoing professional-level workshops led by our training department to numerous online courses that are broadly available to all team members via PF University. We also host mandatory unconscious bias trainings for our team members. To ensure that we accelerate the development our highest-potential team members, in 2017 we established the Leadership Academy, a professional development series offered to team members who are managers or hold other more senior roles.
Health & Safety
Given our core mission is centered on improving people’s lives and keeping people healthy and the customer-facing nature of our business, the overall health and safety of our team members and our members has been a longstanding priority for the company and a core component of our broader environmental, social and corporate governance (“ESG”) objectives and strategy. In 2020, we were able to draw on our knowledge, experience and commitment to health and safety to act quickly to protect our Planet Fitness community during the COVID-19 pandemic. Our COVID-19 policies and protocols, which we developed in consultation with national and global health experts, include:
•Implementing policies to keep people safe, including requiring all employees and members to wear masks in our stores, physical distancing measures, and enhanced cleaning and sanitization;
•Equipping stores with disinfectant effective against COVID-19 on surfaces; and
•Adding a COVID-19 wellness questionnaire and touchless check-in via the Planet Fitness app.
Diversity, Equity & Inclusion
We recognize that diversity of our workforce at all levels of our company is a business and social imperative. To assess and accelerate our efforts, in 2020 we formed a DE&I Task Force, with responsibility for developing a strategic roadmap to address short- and long-term priorities as well as a plan for ensuring that we continue to make progress.
Planet Fitness measures diversity across ethnic/racial groups, gender and employee level to help inform human capital management strategies and ensure an engaged workforce. We will publicly disclose Equal Opportunity Employment Standard Form 100 data from 2019 and 2020 in our 2020 Impact Report.
Information technology and systems
All stores use a computerized, third-party hosted store management system to process new in-store memberships, bill members, update member information, check-in members, process point of sale transactions as well as track and analyze sales, membership statistics, cross-store utilization, member tenure, amenity usage, billing performance and demographic profiles by member. Our websites and mobile platforms are hosted by third parties, and we also rely on third-party vendors for related functions such as our system for processing and integrating new online memberships, updating member information and making online payments. We believe these systems are scalable to support our growth plans.
Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our headquarters. These computer systems include third-party hosted systems that support our real estate and construction processes, a third-party hosted financial system, third-party hosted data warehouses and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, consumer insights and financial analysis and forecasting, a third-party hosted payroll system, on premise telephony systems and a third-party hosted call center software solution to manage and track member-related requests.
We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications.
In 2018, we engaged with a third-party software development vendor to develop a new, custom digital platform, which, through the exchange of data and introduction of digital products and services, facilitates digital experiences across any digital channel, including mobile, online and in-store media. In 2019, we worked with one of our third party software development partners to develop and roll-out a new customized mobile application. We also evaluated and selected a new in-store media solution that began rolling out to our stores in 2020. In 2020, we began introducing premium digital content through a partnership, across multiple channels, but primarily through our mobile app. These solutions have facilitated our ability to continue providing differentiated and unique experiences to our customers, allow for various partnership types and are aligned with our ongoing business strategy.
We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems, enhance security and optimize their performance.
Intellectual property
We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “PE@PF,” “Lunk Alarm,” “Black Card,” “PF Black Card,” “No Gymtimidation,” “You Belong,” “The Judgement Free Generation,” “United We Move” and various other trademarks and trade dress. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and challenge any unauthorized use of the marks.
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
We and our franchisees are responsible at each of our respective locations for compliance with U.S. state laws, Canadian provincial laws and other international local laws that regulate the relationship between health clubs and their members. Nearly all states and provinces have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates or preclude automatic membership renewals.
We and our franchisees primarily accept payments for our memberships through EFTs from members’ bank accounts, and therefore, we and our franchisees are subject to federal, state and international laws legislation and certification requirements, including the Electronic Funds Transfer Act. Some states and provinces have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.
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
Many of the states and provinces where we and our franchisees operate stores have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services, including certain temporary regulations related to the COVID-19 pandemic. In addition, U.S. federal law imposes a 10% excise tax on indoor tanning services. Under the rule promulgated by the IRS imposing the tax, a portion of the cost of memberships that include access to our tanning services are subject to the tax.
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
Summary of Risk Factors
Risks related to our business and industry
•Our business and results of operations have been and are expected to continue to be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future.
•Our success depends substantially on the value of our brand, which could be materially and adversely affected by the high level of competition in the health and fitness industry, our ability to anticipate and satisfy consumer preferences, shifting views of health and fitness and our ability to obtain and retain high-profile strategic partnership arrangements.
•Our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
•Our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others.
•We and our franchisees rely heavily on information systems, including the use of email marketing and social media, and any material failure, interruption or weakness may prevent us from effectively operating our business, damage our reputation or subject us to potential fines or other penalties.
•If we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.
•The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
•If we fail to successfully implement our growth strategy, which includes new store development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.
•Our planned growth and changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
•If we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.
•Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.
•Our financial results are affected by the operating and financial results of, our relationships with and actions taken by our franchisees.
•We are subject to a variety of additional risks associated with our franchisees, such as potential franchisee bankruptcies, franchisee changes in control, franchisee turnover rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•We and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise stores.
•Our business is subject to various laws and regulations including, among others, those governing indoor tanning, electronic funds transfer, ACH, credit card, debit card and digital payment options, and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business.
•We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
•If we and our franchisees are unable to identify and secure suitable sites for new franchise stores, our revenue growth rate and profits may be negatively impacted.
•Opening new stores in close proximity may negatively impact our existing stores’ revenues and profitability.
•Our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.

Risks related to our indebtedness
•Substantially all of the assets of certain of our subsidiaries are security, under the terms of securitization transactions that were completed on August 1, 2018 and December 3, 2019 and which impose certain restrictions on our activities and the activities of our subsidiaries.
•We have a significant amount of debt outstanding, which will require a significant amount of cash to service and such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet their debt payment obligations.
•The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.
Risks related to our organizational structure
•We will be required to pay certain of our existing and previous owners for certain tax benefits we may claim. We expect that the payments we will be required to make will be substantial and may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements and we will not be reimbursed for any payments made pursuant to the tax receivable agreements in the event that any tax benefits are disallowed.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•Our ability to pay taxes and expenses, including payments under the tax receivable agreements, may be limited by our structure.
•In certain circumstances, Pla-Fit Holdings will be required to make distributions to us and the Continuing LLC Owners, and the distributions that Pla-Fit Holdings will be required to make may be substantial.
Risks related to our Class A common stock
•Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
•Our organizational structure, including the tax receivable agreements, confers certain benefits upon the TRA Holders and the Continuing LLC Owners that do not benefit Class A common stockholders to the same extent as it will benefit the TRA Holders and the Continuing LLC Owners.
•If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
•Our certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.
•Because we do not currently pay any cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
•Financial forecasting may differ materially from actual results.
Risks related to our business and industry
Our business and results of operations have been and are expected to continue to be materially impacted by the ongoing COVID-19 pandemic.
The outbreak of disease caused by COVID-19, which was declared a pandemic by the World Health Organization in March 2020, continues to impact worldwide consumer behavior and economic activity. A public health pandemic such as COVID-19 poses the risk that we or our employees, franchisees, members, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described elsewhere in this report, such as those relating to our growth strategy, international operations, our ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness.

The extent of the impact of the COVID-19 pandemic remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, we proactively closed all of our stores system-wide beginning in mid-March 2020, temporarily furloughed a majority of our corporate-owned store employees while corporate-owned stores remained closed, suspended billing membership and annual fees while stores were closed and temporarily suspended sales and placement of equipment. We and our franchisees took other actions, such as temporary rent deferrals and suspension of marketing activities, as additional measures to preserve cash and liquidity during closure periods. Temporary rent deferrals have often led to renegotiated rent payment schedules with landlords, some of which remain unresolved and may affect us or our franchisees in future periods. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close or significantly reduce capacity, and additional stores may have to re-close or further reduce capacity, pursuant to local guidelines. As a result of COVID-19, we have also experienced to date, and may continue to experience, a decrease in our net membership base. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
Our success depends substantially on the value of our brand.
Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store members’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

•actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;
•data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;
•regulatory, investigative or other actions relating to our and our franchisees’ data privacy practices;
•litigation and legal claims;
•third-party misappropriation, dilution or infringement or other violation of our intellectual property;
•regulatory, investigative or other actions relating to our and our franchisees’ provision of indoor tanning services;
•illegal activity targeted at us or others; and
•conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.
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
We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition. Consumer demand for digital fitness offerings may increase, which could require us to effectively recruit the skills and talent structure needed to adequately compete in this space, in addition to investing incremental marketing funds to produce differentiated content.

If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.
Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers or at-home fitness options; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model, or that consumers could prefer health and fitness opportunities outside of the gym that do not align with our business model. Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.
If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2021,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our business and revenues.
Our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
Our target market is average people seeking regular exercise and people who are new to fitness. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to stores, and membership levels may materially decline over time, especially at stores in operation for an extended period of time. Members may cancel their memberships at any time after giving proper notification, in accordance with the terms of their membership agreement, subject to an initial minimum term applicable to certain memberships. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our stores and may be more likely to cancel their membership. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, a shift to digital fitness versus our core bricks and mortar fitness offerings, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly membership dues due to inflation, direct and indirect competition in our industry and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing stores, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operations and financial condition.
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
We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our stores and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain, store and transmit member information, billing information and other personally identifiable information, including for the operation of stores, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Since 2015, we have used a commercially available third-party point-of-sale system. Unforeseen issues, such as bugs, data inconsistencies, outages, changes in business processes, and other interruptions with the point-of-sale system in the past have had, and in the future could have, an adverse impact on our business. Additionally, if we move to different third-party systems, or otherwise significantly modify the point-of-sale system, our operations, including EFT drafting, could be interrupted. Our ability to efficiently and effectively manage our franchisee and corporate-owned stores depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.
In 2018, we engaged with a new third-party software development company to develop a digital platform that runs on new data services and solutions, and facilitates digital experiences across digital channels, including mobile, online, and in-club media. We continue to invest in this platform to deliver new digital experiences that provide better services and value to our store members and franchisees. If we move to a different partner to develop and maintain this platform, or if the current partner’s ability to provide its services is impaired, our operations could increasingly be interrupted. This platform is built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. Such platforms depend on the internet, internet providers and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to those platforms and/or services could impact the products and services we offer to our members and affect our membership sales and retention.
Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member services and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected, which in turn may materially and adversely affect our results of operations and financial condition.
Use of email marketing and social media may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use of email and social media platforms, including v-logs, blogs, chat platforms, social media websites and other forms of internet-based communication, which allow access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Negative or false commentary about us may be posted on social media platforms or similar platforms at any time and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores. Social media and other platforms have in the past been and may in the future be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. We have a cyber security policy that attempts to prevent and respond to these attacks. Nonetheless, these types of attacks are pervasive inside and outside of the industry and could lead to the improper disclosure of proprietary information, negative comments about our brand, exposure of personally identification information, fraud, hoaxes or malicious dissemination of false information, which could lead to a decline in the value of our brand, which could have a material adverse effect on our business.
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
In the ordinary course of business, we and our franchisees collect, maintain, store and transmit member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. In 2019, we introduced a mobile application that tracks exercise and activity-related data, which may in the future track other personal information. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. The integrity and protection of member and employee data is critical to us.
Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party service providers (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business, which in turn may materially and adversely affect our results of operations and financial condition.
Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels, as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
We have been in the past, and we could be in the future, subject to cyber incidents or other adverse events that threaten the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with members and private data exposure, which each in turn could create additional risks and exposure. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks. However, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.
Because our franchisees accept electronic forms of payment from their customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing. We also maintain important internal company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations and contractual obligations with third parties evolve, we may incur additional costs to ensure that we remain in compliance with those laws and regulations and contractual obligations. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations.
Under certain laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could adversely affect the operation of our business, which in turn may materially and adversely affect our results of operations and financial condition.
If we fail to successfully implement our growth strategy, which includes new store development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.
Our growth strategy relies in large part upon new store development by existing and new franchisees. Our franchisees face many challenges in opening new stores, including:

•availability and cost of financing;
•selection and availability of suitable store locations;
•competition for store sites;
•negotiation of acceptable lease and financing terms;
•securing required domestic or foreign governmental permits and approvals;
•health and fitness trends in new geographic regions and acceptance of our offerings;
•employment, training and retention of qualified employees;
•ability to open new stores during the timeframes we and our franchisees expect; and
•general economic and business conditions.
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
Our growth strategy also relies on our ability to identify, recruit and enter into agreements with a sufficient number of franchisees. In addition, our ability and the ability of our franchisees to successfully open and operate new stores in new or existing markets may be adversely affected by a lack of awareness or acceptance of our brand, as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new domestic and international markets, our and our franchisees’ new stores may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new stores may have difficulty securing adequate financing, particularly in new markets where there may be a lack of adequate history and brand familiarity. New stores may not be successful or our average store membership sales may not increase at historical rates, which could materially and adversely affect our business, results of operations and financial condition.
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
Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2020, our franchisees opened 125 stores, compared to 255 stores in 2019, 226 stores in 2018, and 206 stores in 2017. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.
Changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
Changes in the industry affecting gym memberships and payment for gym memberships may place significant demands on our administrative, operational, financial and other resources or require us to obtain different or additional resources. Any failure to manage such changes effectively could adversely affect our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls in order to adapt quickly to such changes. These changes may be time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in implementing these changes, which in turn could materially and adversely affect our results of operations and financial condition.
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
We currently have stores operating in certain other countries around the world, including Canada, Panama, Mexico and Australia. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:
•inadequate brand infrastructure within foreign countries to support our international activities;
•inconsistent regulation or sudden policy changes by foreign agencies or governments;
•the collection of royalties from foreign franchisees;
•difficulty of enforcing contractual obligations of foreign franchisees;

•increased costs in maintaining international franchise and marketing efforts;
•franchisees’ difficulty in raising adequate capital;
•problems entering international markets with different cultural bases and consumer preferences;
•political and economic instability of foreign markets;
•compliance with laws and regulations applicable to our international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;
•fluctuations in foreign currency exchange rates; and
•operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.
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
A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2020, we had approximately 130 franchisee groups operating 2,021 stores. Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
Our franchisees could take actions that harm our business.
Our franchisees are contractually obligated to operate their stores in accordance with the operational, safety and health standards set forth in our agreements with them, including adherence to applicable laws and regulations. However, franchisees are independent third parties and their actions are outside of our control. In addition, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and certain state franchise laws limit our ability to terminate or not renew these franchise agreements. Our franchisees own, operate and oversee the daily operations of their stores. As a result, the ultimate success and quality of any franchise store rests with the franchisee. If franchisees do not successfully operate stores in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected, and our brand image and reputation could be harmed, which in turn could materially and adversely affect our results of operations and financial condition.
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
Franchise agreements and franchisee relationships. Our franchisees develop and operate their stores under terms set forth in our ADAs and franchise agreements, respectively. These agreements typically give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members and could result in costly litigation between us and our franchisees. Finally, we have the discretion to, and may change over time, the financial and other terms of our franchise agreements and ADAs offered to new franchisees and developers. In the past, we have sought to discuss and reach accord with our franchisee association over such changes, but there is no assurance that we will be successful in such efforts in the future. If we were unsuccessful, this may lead to discord with our franchisee association that could have a detrimental effect on the growth of our business.
While our franchisee revenues are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for approximately 8.0% of our total stores and another large franchisee group accounts for approximately 5.1% of our total stores as of December 31, 2020. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other stores, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
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
Use of our and our franchisees’ stores poses some potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise and tanning equipment. Claims might be asserted against us and our franchisees for injuries or death suffered by members or guests while exercising and using the facilities at a store. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. Depending upon the outcome, these matters may have a material adverse effect on our results of operations, financial condition and cash flows.

Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.
We are subject to the FTC Franchise Rule, which is a trade regulation imposed on franchising promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in a FDD. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various state business opportunity laws that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to prepare and deliver a franchise disclosure document to disclose our franchise offering in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Mexico and Australia, and may become subject to similar laws in other countries in which we may offer franchises in the future. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 20 states and in various U.S. territories that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.
We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States, Canada, Panama, Mexico and Australia governing such matters as minimum-wage requirements, overtime and other working conditions. Based upon our experience with hiring employees and operating corporate-owned stores, we believe a significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs, and those that may arise due to other changes in labor laws or as a result of low unemployment rates, could affect store performance and quality of service, decrease royalty revenues and adversely affect our brand.
Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian, Panamanian, Mexican and Australian, federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.
We and our franchisees are responsible at stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, or preclude automatic membership renewals. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, or result in membership contracts being void or voidable. In addition, states or provinces may update these laws and regulations. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.
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
We and our franchisees currently operate stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets and may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.
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
Equipment and certain products and services used in our stores, including our exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2020 approximately 58% of our new members joined online through our websites. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand would be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
Risks related to our indebtedness
Substantially all of the assets of certain of our subsidiaries are security under the terms of securitization transactions that were completed on August 1, 2018 and December 3, 2019.
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and together with the Class A-2-I Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), and certain letters of credit. On December 3, 2019, the Master Issuer issued $550 million Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). The 2018 Notes, 2019 Notes and the Variable Funding Notes are referred to collectively as the “Securitized Senior Notes.”
The Securitized Senior Notes were issued in securitization transactions pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
The Securitized Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2018 Notes and 2019 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of Planet Fitness Holdings, LLC), an event of default and the failure to repay or refinance the Securitized Senior Notes on the applicable anticipated repayment date. The Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the

Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
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
The Indenture and the management agreement entered into between certain of our subsidiaries and the Indenture trustee (the “Management Agreement”) contain various covenants that limit our and its subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:
•incur or guarantee additional indebtedness;
•sell certain assets;
•create or incur liens on certain assets to secure indebtedness; or
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
As a result of these restrictions, we may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Planet Fitness system, including product development and marketing for the Planet Fitness brand, which could have a material adverse effect on our future growth prospects, financial condition, results of operations and liquidity.
We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of certain of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet their debt payment obligations.
Under the Indenture, Master Issuer has approximately $1.7 billion of outstanding debt as of December 31, 2020. Additionally, Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the Variable Funding Notes.
This level of debt could have significant consequences on our future operations, including:
•resulting in an event of default if our subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of our subsidiaries’ debt becoming immediately due and payable;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•limiting the Company’s flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in our business, the industry in which it operates and the general economy;
•placing us at a competitive disadvantage compared to our competitors that are less leveraged;
•subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness with respect to the Variable Funding Notes or the refinancing of the Securitized Senior Notes; and
•increasing the possibility that we may be unable to generate cash sufficient for the Master Issuer to pay, when due, interest on and principal of the Securitized Senior Notes.
The ability to meet payment and other obligations under the debt instruments of our subsidiaries depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate cash flow from operations, and that future borrowings may not be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable our subsidiaries to meet our debt payment obligations and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.
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
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $671.0 million over the remaining term of the tax receivable agreements based on a price of $77.63 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 31, 2020) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $570.3 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2020, based on a share price of $77.63 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 31, 2020) and a discount rate equal to 1.3%, we estimate that we would have been required to pay $516.2 million in the aggregate under the tax receivable agreements.
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
We are subject to income taxes in the United States and Canada, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof;
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates; or
•higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

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
Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

•the division of our board of directors into three classes and the election of each class for three-year terms;
•advance notice requirements for stockholder proposals and director nominations;
•the ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;
•limitations on the ability of stockholders to call special meetings and to take action by written consent; and

•the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause.
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
If we identify a material weakness in our internal control over financial reporting, we may not be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance with our reporting obligations. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected and we could become subject to investigations by the NYSE, on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or
•any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”).

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
Since our initial public offering (the “IPO”) through December 31, 2020, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $88.77 on February 19, 2020. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key employees;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters, pandemics and other calamities;
•breach or improper handling of data or cybersecurity events; and
•changes in general market and economic conditions.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Hampton, New Hampshire and consists of approximately 71,700 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions.
Corporate-Owned Stores
We lease all but one of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. The following table lists all of our corporate-owned store counts by state or province as of December 31, 2020:

State/Province	Store Count
New York	30
Pennsylvania	18
New Hampshire	17
New Jersey	15
Colorado	5
Maine	4
Delaware	4
California	4
Massachusetts	3
Ontario	2
Vermont	1
Franchisee Stores
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time. As of December 31, 2020, we had 2,021 franchisee-owned stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia.
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
Holders of Record
As of February 22, 2021, there were 8 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 22, 2021 there were 10 stockholders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company, and there is no public market for these shares.
Dividend Policy
We do not currently pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant.

Performance Graph
The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2020, relative to the performance of the S&P 500 Index and the Russell 2000. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.
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

$500.00
$400.00
$300.00
$200.00
$100.00
August 6, 2015
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Planet Fitness, Inc.
S&P 500 Index
Russell 2000 (Total Return) Index

	August 6, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Planet Fitness, Inc.	$100.00	$97.69	$125.63	$216.44	$335.13	$466.75	$485.19
S&P 500 Index	100.00	98.10	107.45	128.32	120.32	155.06	180.27
Russell 2000 (Total Return) Index	100.00	93.42	111.62	126.29	110.91	137.23	162.43
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2020.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
10/01/20 - 10/30/20	—	$—	—	$200,000,000
11/01/20 - 11/30/20	—	$—	—	$200,000,000
12/01/20 - 12/31/20	—	$—	—	$200,000,000
Total	—	$—	—	$200,000,000

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial and other data for the periods indicated. The selected historical consolidated financial data as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, have been derived from our audited consolidated financial statements included elsewhere in this report.
The selected historical consolidated financial data set forth below as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this report.
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

	Years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue:
Franchise revenue	$162,159	$223,139	$175,314	$131,983	$97,374
Commission income	696	4,288	6,632	18,172	19,114
National advertising revenue	43,301	50,155	42,194	—	—
Franchise segment	206,156	277,582	224,140	150,155	116,488
Corporate-owned stores segment	117,142	159,697	138,599	112,114	104,721
Equipment segment	83,320	251,524	210,159	167,673	157,032
Total revenue	406,618	688,803	572,898	429,942	378,241
Operating costs and expenses:
Cost of revenue	70,955	194,449	162,646	129,266	122,317
Store operations	87,797	86,108	75,005	60,657	60,121
Selling, general and administrative	68,585	78,818	72,446	60,369	50,008
National advertising expenses	61,255	50,153	42,619	—	—
Depreciation and amortization	53,832	44,346	35,260	31,761	31,502
Other loss (gain)	4,434	1,846	878	353	(1,369)
Total operating costs and expenses	346,858	455,720	388,854	282,406	262,579
Income from operations	59,760	233,083	184,044	147,536	115,662
Other income (expense), net:
Interest expense, net(1)	(79,180)	(53,799)	(46,065)	(35,283)	(27,125)
Other income (expense), net(2)	4,903	(6,107)	(6,175)	316,928	1,371
Total other income (expense), net	(74,277)	(59,906)	(52,240)	281,645	(25,754)
Income (loss) before income taxes	(14,517)	173,177	131,804	429,181	89,908
Provision for income taxes(3)	687	37,764	28,642	373,580	18,661
Net income (loss)	(15,204)	135,413	103,162	55,601	71,247
Less net income (loss) attributable to non-controlling interests	(213)	17,718	15,141	22,455	49,747
Net income (loss) attributable to Planet Fitness, Inc.	$(14,991)	$117,695	$88,021	$33,146	$21,500
Net income (loss) per share of Class A common stock:
Basic	$(0.19)	$1.42	$1.01	$0.42	$0.50
Diluted	$(0.19)	$1.41	$1.00	$0.42	$0.50
Cash dividends declared per Class A common share	$—	$—	$—	$—	$2.78
Consolidated statements of cash flows data:
Net cash provided by operating activities	$31,138	$204,311	$184,399	$131,021	$108,817
Net cash used in investing activities	(52,278)	(110,694)	(86,416)	(37,042)	(14,694)
Net cash provided by (used in) financing activities	57,850	64,348	109,920	(21,703)	(85,183)
Consolidated balance sheet data:
Cash and cash equivalents	$439,478	$436,256	$289,431	$113,080	$40,393
Property and equipment, net	160,677	145,481	114,367	83,327	61,238
Total assets	1,849,737	1,717,190	1,353,416	1,092,465	1,001,442
Total debt and capital lease obligations, excluding deferred financing costs	1,792,501	1,735,133	1,197,133	709,470	716,654
Total stockholders’ deficit	(705,673)	(707,754)	(382,789)	(136,937)	(214,755)
(1)Interest expense in 2018 and 2016 included $4.6 million and $0.6 million, respectively, for the loss on extinguishment of debt.
(2)Other income (expense) in the year ended December 31, 2017 includes a gain of $316,813, related to the remeasurement of the Company’s tax benefit arrangement liabilities pursuant to the 2017 Tax Act.
(3)Provision for income taxes in the year ended December 31, 2017 includes $334,022, related to the remeasurement of our deferred tax assets pursuant to the 2017 Tax Act.

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
As of December 31, 2020, we had approximately 13.5 million members and 2,124 stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,124 stores, 2,021 are franchised and 103 are corporate-owned.
As of December 31, 2020, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty, which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in early May as local guidelines allowed, and as of December 31, 2020, 1,760 of our stores were open and operating, of which 1,682 were franchisee-owned stores and 78 were corporate-owned stores. Many of these stores remain subject to local capacity restrictions as of December 31, 2020. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close or operate subject to capacity restrictions, and additional stores may have to re-close or further reduce capacity, pursuant to local guidelines. As previously announced, members will not be charged monthly membership dues or annual fees while our stores are closed and will be credited for any monthly membership dues paid for periods when our stores were closed. We have experienced and continue to expect to experience decreased new store development and remodels, as well as decreased replacement equipment sales as a result of the COVID-19 pandemic, and have provided our franchisees 12-month and 18-month extensions for all new store development and re-equipment investment obligations, respectively.
We continue to reopen stores as local authorities issue guidelines authorizing the reopening of fitness centers and we determine it is safe to do so. As stores reopened we have recognized franchise revenue and corporate-owned store revenue associated with any March membership dues collected prior to store closures. We continue to defer revenue for stores that have not yet reopened or which had to re-close. We may have to defer further revenue in the future for stores that are required to re-close.
The duration of the COVID-19 pandemic and the extent of its impact on our business cannot be reasonably estimated at this time. We anticipate that the COVID-19 pandemic will continue to negatively impact our operating results in future periods. As a result of COVID-19 we have experienced to date, and may continue to experience, a decrease in our net membership base. We previously withdrew our 2020 full-year guidance and are not providing 2021 guidance at this time due to continued uncertainty around the duration and impact of COVID-19.
We have taken the following actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the current and anticipated future impact of the COVID-19 pandemic on our business:
•Board of Director and Executive Compensation: In March 2020, the Company’s Chief Executive Officer, President, Chief Financial and Chief Digital and Information Officers significantly reduced their base salaries, and the base salaries of other members of senior management were reduced in graduated amounts. These salaries were reinstated beginning in September. The Board of Directors suspended payment of the annual retainer to non-employee directors during the second and third quarters of 2020, and resumed payment in the fourth quarter.
•Corporate-owned stores: We temporarily furloughed all employees except the store manager at each corporate-owned store location for a portion of the time period in which the stores were closed. These employees were able to continue receiving benefits from the Company during store closures. As of December 31, 2020, 78 of our 103 corporate-owned stores have reopened.
•Corporate Office: Our corporate headquarters closed in March 2020 and reopened in June 2020, allowing employees to continue working remotely if they chose to do so. During the quarter ended September 30, 2020, we completed a reduction in force of approximately 15% of our corporate headquarters employees.
•Credit Facility: We fully drew down our $75.0 million Variable Funding Notes in March to provide additional liquidity and flexibility.
•Share Repurchase: We suspended share repurchases in March 2020 to preserve liquidity and flexibility.

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
We generate revenue from three primary sources:
•Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, NAF revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 51%, 40% and 39% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
•Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 29%, 23%, and 24% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, over 90% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance.
•Equipment segment revenue: Includes equipment revenue for new U.S. franchisee-owned stores as well as replacement equipment for U.S. existing franchisee-owned stores. Franchisee-owned stores are generally required to replace their equipment every five to seven years. This source of revenue comprised 20%, 37% and 37% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
See Item 7: Critical Accounting Policies and Use of Estimates for further discussion on our revenue streams and revenue recognition policies.

Expenses
We primarily incur the following expenses:
•Cost of revenue: Primarily includes the direct costs associated with equipment sales to new and existing franchisee-owned stores in the U.S. and Canada as well as direct costs related to our point-of-sale system. Cost of revenue also includes the cost of retail sales at our corporate-owned stores, which is immaterial. Our cost of revenue changes primarily based on equipment sales volume.
•Store operations: Includes the direct costs associated with our corporate-owned stores, primarily rent, utilities, payroll, marketing, maintenance and supplies. The components of store operations remain relatively stable for each store and change primarily based on the number of corporate-owned stores. Our statements of operations do not include, and we are not responsible for, any costs associated with operating franchisee-owned stores.
•Selling, general and administrative expenses: Consists of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities, including costs to support equipment placement and assembly services. These costs primarily consist of payroll, IT-related, marketing, legal and accounting expenses.
•NAF Expense: Consists of expenses incurred on behalf of the NAF. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand.

Cash flows
We generate a significant portion of our cash flows from monthly membership dues, royalties, NAF revenue and various fees and commissions related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties, NAF revenue and certain other fees, through our third-party hosted point-of-sale systems. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st day of the second month following the month in which the membership agreement was signed, provided our stores are open. Through our point-of-sale system, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.
Our corporate-owned stores also historically generate strong operating margins and cash flows, as a significant portion of our costs are fixed or semi-fixed such as rent and labor.
Equipment sales to new and existing franchisee-owned stores also generate significant cash flows. Franchisees either pay in advance or provide evidence of a committed financing arrangement for such equipment.
Each of these cash flows have been negatively impacted, we believe temporarily, by the COVID-19 pandemic.
Recent Transactions
On March 20, 2020, we drew down on the full $75.0 million of borrowing capacity under our Variable Funding Notes in order to increase the cash on our balance sheet during temporary store closures as a result of the COVID-19 pandemic.
Seasonality
Our results are subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of store openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions.
See Note 21 to our consolidated financial statements included elsewhere in this Form 10-K for our total revenues, income from operations and net income for each of the quarters during the years ended December 31, 2020 and 2019.
Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2020, 2019 and 2018. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Revenue
Franchise segment	$206,156	$277,582	$224,140
Corporate-owned stores segment	117,142	159,697	138,599
Equipment segment	83,320	251,524	210,159
Total revenue	$406,618	$688,803	$572,898
Segment EBITDA
Franchise segment	$114,968	$192,281	$152,571
Corporate-owned stores segment	23,672	65,613	56,704
Equipment segment	13,097	59,618	47,607
Corporate and other	(33,242)	(46,190)	(43,753)
Total Segment EBITDA(1)	$118,495	$271,322	$213,129

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Year Ended December 31, 2020
Income (loss) from operations	$107,254	$(6,209)	$8,049	$(49,334)	$59,760
Depreciation and amortization	7,784	30,532	5,048	10,468	53,832
Other income (expense)	(70)	(651)	—	5,624	4,903
Segment EBITDA(1)	$114,968	$23,672	$13,097	$(33,242)	$118,495
Year Ended December 31, 2019
Income (loss) from operations	$184,405	$39,648	$54,571	$(45,541)	$233,083
Depreciation and amortization	7,886	25,515	5,044	5,901	44,346
Other income (expense)	(10)	450	3	(6,550)	(6,107)
Segment EBITDA(1)	$192,281	$65,613	$59,618	$(46,190)	$271,322
Year Ended December 31, 2018
Income (loss) from operations	$144,731	$36,996	$42,580	$(40,263)	$184,044
Depreciation and amortization	7,859	20,427	5,027	1,947	35,260
Other income (expense)	(19)	(719)	—	(5,437)	(6,175)
Segment EBITDA(1)	$152,571	$56,704	$47,607	$(43,753)	$213,129

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
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by the Company’s corporate-owned stores. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. Provided our stores are open, we collect monthly dues on or around the 17th of every month and collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $2.4 billion, $3.2 billion and $2.8 billion, during the years ended December 31, 2020, 2019 and 2018, respectively.
Number of new store openings
The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,903	1,666	1,456
New stores opened	125	255	226
Stores debranded, sold or consolidated(1)	(7)	(18)	(16)
Stores operated at end of period	2,021	1,903	1,666
Corporate-owned stores:
Stores operated at beginning of period	98	76	62
New stores opened	5	6	4
Stores acquired from franchisees	—	16	10
Stores operated at end of period	103	98	76
Total stores:
Stores operated at beginning of period	2,001	1,742	1,518
New stores opened	130	261	230
Stores debranded, sold or consolidated(1)	(7)	(2)	(6)
Stores operated at end of period	2,124	2,001	1,742

(1)The term “debranded” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded stores from continuing to operate as fitness centers.

The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of December 31, 2020, 1,760 were re-opened and operating, of which 1,682 were franchisee-owned stores and 78 were corporate-owned stores.

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
We report same store sales for a given period as long as more than 50% of the stores in our same store sales base were open for every month in the period. All of our stores were closed for a portion of the year ended December 31, 2020 due to COVID-19. Because none of our stores in the same store sales base billed monthly membership dues in all of the months included in the year ended December 31, 2020, we are not providing same store sales comparisons (“NC”) for that period.
The following table shows our same store sales for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Same store sales growth:
Franchisee-owned stores	NC	9.0%	10.4%
Corporate-owned stores	NC	6.1%	6.5%
System-wide stores	NC	8.8%	10.2%
Number of stores in same store sales base:
Franchisee-owned stores		1,621	1,390
Corporate-owned stores		76	62
Total stores		1,711	1,462

Net member growth per store
Net member growth per store refers to the net change in total members in relation to total stores over time. We capture all membership changes daily through our point-of-sale system. We monitor a combination of membership growth, average members per store, average monthly EFT and transfers from or to an individual store location. We seek to make it simple for members to join, whether online, through our mobile application or in-store, and, while some memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option. This approach to memberships is part of our commitment to appeal to new and occasional gym users. As a result, we do not rely upon membership attrition as an operating metric in assessing our performance. We primarily attribute our membership growth to the continued net member growth in existing stores as well as the growth of our system-wide store base.
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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Net income	$(15,204)	$135,413	$103,162
Interest income	(2,937)	(7,053)	(4,681)
Interest expense(1)	82,117	60,852	50,746
Provision for income taxes	687	37,764	28,642
Depreciation and amortization	53,832	44,346	35,260
EBITDA	118,495	271,322	213,129
Purchase accounting adjustments-revenue(2)	279	768	1,019
Purchase accounting adjustments-rent(3)	490	470	732
Loss on reacquired franchise rights(4)	—	1,810	360
Transaction fees(5)	—	—	307
Severance costs(6)	981	—	352
Pre-opening costs(7)	1,520	1,793	1,461
Legal matters(8)	5,810	—	—
Indemnification receivable(9)	—	—	342
Tax benefit arrangement remeasurement(10)	(5,949)	5,966	4,765
Other(11)	(1,265)	48	733
Adjusted EBITDA	$120,361	$282,177	$223,200
(1)Includes $4.6 million of loss on extinguishment of debt in the year ended December 31, 2018.
(2)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2020, 2019 and 2018, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(3)Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.1 million, $0.2 million and $0.4 million in the years ended December 31, 2020, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(4)Represents the impact of a non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisitions of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.
(5)Represents transaction fees and expenses that could not be capitalized related to the issuance of our 2018 Notes in the year ended December 31, 2018.
(6)Represents severance expense recorded in connection with a reduction in force in 2020 and an equity award modification in 2018.

(7)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(8)Represents costs associated with legal matters in which the Company is a defendant. The 2020 amount includes expense of $3.8 million related to the settlement of legal claims, and a $2.0 million reserve against an indemnification receivable related to a legal matter.
(9)Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.
(10)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(11)Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2020, this amount includes $1.4 million gain related to an employee retention payroll tax credit received in connection with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In 2018, this amount includes expense of $0.6 million related to the write off of certain assets that were being tested for potential use across the system.

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

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income	$(15,204)	$135,413	$103,162
Provision for income taxes, as reported	687	37,764	28,642
Purchase accounting adjustments-revenue(1)	279	768	1,019
Purchase accounting adjustments-rent(2)	490	470	732
Loss on reacquired franchise rights(3)	—	1,810	360
Transaction fees(4)	—	—	307
Loss on extinguishment of debt(5)	—	—	4,570
Severance costs(6)	981	—	352
Pre-opening costs(7)	1,520	1,793	1,461
Legal matters(8)	5,810	—	—
Indemnification receivable(9)	—	—	342
Tax benefit arrangement remeasurement(10)	(5,949)	5,966	4,765
Other(11)	(1,265)	48	733
Purchase accounting amortization(12)	16,846	16,318	15,716
Adjusted income before income taxes	$4,195	$200,350	$162,161
Adjusted income taxes(13)	1,116	53,694	42,648
Adjusted net income	$3,079	$146,656	$119,513
Adjusted net income per share, diluted	$0.04	$1.59	$1.22
Adjusted weighted-average shares outstanding, diluted(14)	87,166	92,358	97,950

(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2020, 2019 and 2018, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.1 million, $0.2 million and $0.4 million in the years ended December 31, 2020, 2019 and 2018, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents the impact of a non-cash loss recorded in accordance with ASC 805 - Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.
(4)Represents transaction fees and expenses that could not be capitalized related to the issuance of our 2018 Notes in the year ended December 31, 2018.
(5)Represents a loss on extinguishment of debt related to the write-off of deferred financing costs associated with the Term Loan B which the Company repaid in August 2018.
(6)Represents severance expense recorded in connection with a reduction in force in 2020 and an equity award modification in 2018.
(7)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(8)Represents costs associated with legal matters in which the Company is a defendant. The 2020 amount includes expense of $3.8 million related to the settlement of legal claims, and a $2.0 million reserve against an indemnification receivable related to a legal matter.
(9)Represents a receivable recorded in connection with a contractual obligation of the Company’s co-founders to indemnify the Company with respect to pre-IPO tax liabilities pursuant to the 2012 Acquisition.
(10)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(11)Represents certain other charges and gains that we do not believe reflect our underlying business performance. In 2020, this amount includes $1.4 million gain related to an employee retention payroll tax credit received in connection with the CARES Act. In 2018, this amount includes expense of $0.6 million related to the write off of certain assets that were being tested for potential use across the system.
(12)Includes $12.4 million of amortization of intangible assets, other than favorable leases, for each of the years ended December 31, 2020, 2019 and 2018, recorded in connection with the 2012 Acquisition, and $4.5 million, $4.0 million and $3.3 million of amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018, respectively, created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(13)Represents corporate income taxes at an assumed effective tax rate of 26.6%, 26.8% and 26.3% for the years ended December 31, 2020, 2019 and 2018, respectively, applied to adjusted income before income taxes.
(14)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income (loss) per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income (loss) attributable to Planet Fitness, Inc.(1)	$(14,991)	80,303	$(0.19)
Assumed exchange of shares(2)	(213)	6,293
Net Income (loss)	(15,204)
Adjustments to arrive at adjusted income before income taxes(3)	19,399	570
Adjusted income before income taxes	4,195
Adjusted income taxes(4)	1,116
Adjusted Net Income	$3,079	87,166	$0.04

(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2020 and the associated weighted average shares of Class A common stock outstanding (see Note 15) to our consolidated financial statements included elsewhere in this Form 10-K).
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes, and the impact of dilutive stock options and RSUs.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% applied to adjusted income before income taxes.

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
(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2019 and the associated weighted average shares of Class A common stock outstanding (see Note 15) to our consolidated financial statements included elsewhere in this Form 10-K).
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.8% applied to adjusted income before income taxes.

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
(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2018, and the associated weighted average shares of Class A common stock outstanding (see Note 15) to our consolidated financial statements included elsewhere in this form 10-K).
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.3% applied to adjusted income before income taxes.
As a result of the COVID-19 pandemic, our corporate-owned stores experienced extended closures and reduced membership levels. Accordingly, we are not presenting corporate-owned store four-wall and royalty adjusted four-wall EBITDA metrics for 2020 as we do not believe they are meaningful metrics indicative of the historical or anticipated future operations. The following table reconciles Corporate-owned stores segment EBITDA to four-wall EBITDA to royalty adjusted four-wall EBITDA for the year ended December 31, 2019:

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

(1)Includes the impact of stores open less than 13 months and those which have not yet opened.
(2)Reflects administrative costs attributable to the Corporate-owned stores segment but not directly related to store operations.
(3)Reflects certain intercompany charges and other fees which are eliminated in consolidation.
(4)Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition and our historical acquisitions of franchisee-owned stores. These are primarily related to fair value adjustments to deferred rent.
(5)Includes the effect of royalties at a rate of 7.0% as if the stores were similar to a franchisee-owned store at the current franchise royalty rate.

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Revenue:
Franchise revenue	39.9%	32.4%	30.6%
Commission income	0.2%	0.6%	1.2%
National advertising fund revenue	10.6%	7.3%	7.3%
Franchise segment	50.7%	40.3%	39.1%
Corporate-owned stores	28.8%	23.2%	24.2%
Equipment	20.5%	36.5%	36.7%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	17.5%	28.2%	28.4%
Store operations	21.6%	12.5%	13.1%
Selling, general and administrative	16.9%	11.4%	12.6%
National advertising fund expense	15.1%	7.3%	7.4%
Depreciation and amortization	13.2%	6.4%	6.2%
Other loss	1.1%	0.3%	0.2%
Total operating costs and expenses	85.4%	66.1%	67.9%
Income from operations	14.6%	33.9%	32.1%
Other income (expense), net:
Interest income	0.7%	1.0%	0.8%
Interest expense	(20.2)%	(8.8)%	(8.9)%
Other income (expense), net	1.2%	(0.9)%	(1.1)%
Total other income (expense), net	(18.3)%	(8.7)%	(9.2)%
Income (loss) before income taxes	(3.7)%	25.2%	22.9%
Provision for income taxes	0.2%	5.5%	5.0%
Net income (loss)	(3.9)%	19.7%	17.9%
Less net income (loss) attributable to non-controlling interests	(0.1)%	2.6%	2.6%
Net income (loss) attributable to Planet Fitness, Inc.	(3.8)%	17.1%	15.3%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Revenue:
Franchise revenue	$162,159	$223,139	$175,314
Commission income	696	4,288	6,632
National advertising fund revenue	43,301	50,155	42,194
Franchise segment	206,156	277,582	224,140
Corporate-owned stores	117,142	159,697	138,599
Equipment	83,320	251,524	210,159
Total revenue	406,618	688,803	572,898
Operating costs and expenses:
Cost of revenue	70,955	194,449	162,646
Store operations	87,797	86,108	75,005
Selling, general and administrative	68,585	78,818	72,446
National advertising fund expense	61,255	50,153	42,619
Depreciation and amortization	53,832	44,346	35,260
Other loss	4,434	1,846	878
Total operating costs and expenses	346,858	455,720	388,854
Income from operations	59,760	233,083	184,044
Other income (expense), net:
Interest income	2,937	7,053	4,681
Interest expense	(82,117)	(60,852)	(50,746)
Other income (expense), net	4,903	(6,107)	(6,175)
Total other income (expense), net	(74,277)	(59,906)	(52,240)
Income (loss) before income taxes	(14,517)	173,177	131,804
Provision for income taxes	687	37,764	28,642
Net income (loss)	(15,204)	135,413	103,162
Less net income (loss) attributable to non-controlling interests	(213)	17,718	15,141
Net income (loss) attributable to Planet Fitness, Inc.	$(14,991)	$117,695	$88,021
Comparison of the years ended December 31, 2020 and December 31, 2019
Revenue
Total revenues were $406.6 million in 2020, compared to $688.8 million in 2019, a decrease of $282.2 million, or 41.0%.
Franchise segment revenue was $206.2 million in the year ended December 31, 2020 compared to $277.6 million in the year ended December 31, 2019, a decrease of $71.4 million, or 25.7%.
Franchise revenue was $162.2 million in the year ended December 31, 2020 compared to $223.1 million in the year ended December 31, 2019, a decrease of $61.0 million or 27.3%. Included in franchise revenue is royalty revenue of $142.5 million, franchise and other fees of $12.7 million, and placement revenue of $6.9 million for the year ended December 31, 2020, compared to royalty revenue of $188.0 million, franchise and other fees of $17.1 million, and placement revenue of $17.8 million for the year ended December 31, 2019. The decreases in franchise revenue in the year ended December 31, 2020 as compared to the year ended December 31, 2019 were primarily due to COVID-19 related store closures beginning in March 2020, as well as reduced membership levels.
Commission income, which is included in our franchise segment, was $0.7 million in the year ended December 31, 2020 compared to $4.3 million in the year ended December 31, 2019, a decrease of $3.6 million or 83.8%. The decrease was primarily attributable to fewer franchisees on our commission structure compared to the prior year period and store closures associated with COVID-19.

National advertising fund revenue was $43.3 million in the year ended December 31, 2020, compared to $50.2 million in the year ended December 31, 2019. The decrease in national advertising fund revenue in the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily a result of the temporary closures beginning in March 2020 related to COVID-19 as well as reduced membership levels, partially offset by a higher national advertising fund rate of 3.25% beginning in September 2020 through the remainder of the year, as approved by a vote of the franchisees to help offset lost national advertising fund revenues during the closure period.
Revenue from our corporate-owned stores segment was $117.1 million in the year ended December 31, 2020, compared to $159.7 million in the year ended December 31, 2019, a decrease of $42.6 million, or 26.6%. The decrease was primarily a result of temporary store closures related to COVID-19 beginning in March 2020, as well as reduced membership levels, partially offset by revenue as a result of the acquisition of 16 franchisee-owned stores and the opening of 11 new corporate-owned stores since January 1, 2019.
Equipment segment revenue was $83.3 million in the year ended December 31, 2020, compared to $251.5 million in the year ended December 31, 2019, a decrease of $168.2 million, or 66.9%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2020, as compared to the year ended December 31, 2019 primarily as a result of COVID-19 related closures beginning in March 2020, the 12-month and 18-month extensions we gave to franchisees for all new store development and re-equipment investment obligations, respectively, and the 15% discount offered to franchisees on equipment purchased in 2020.
Cost of revenue
Cost of revenue was $71.0 million in the year ended December 31, 2020 compared to $194.4 million in the year ended December 31, 2019, a decrease of $123.5 million, or 63.5%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2020, as compared to the year ended December 31, 2019.
Store operations
Store operation expenses, which relates to our Corporate-owned stores segment, were $87.8 million in the year ended December 31, 2020 compared to $86.1 million in the year ended December 31, 2019, an increase of $1.7 million, or 2.0%. The increase was primarily attributable to higher expenses as a result of the acquisition of 16 franchisee-owned stores and the opening of 11 new corporate-owned stores since January 1, 2019, partially offset by lower operating and marketing expenses as a result of COVID-19 related closures beginning in March 2020.
Selling, general and administrative
Selling, general and administrative expenses were $68.6 million in the year ended December 31, 2020 compared to $78.8 million in the year ended December 31, 2019, a decrease of $10.2 million, or 13.0%. The decrease was primarily due to lower variable compensation expense, decreased travel and lower equipment placement expenses related to COVID-19 during the year ended December 31, 2020, as compared to the year ended December 31, 2019.
National advertising fund expense
National advertising fund expense was $61.3 million in the year ended December 31, 2020, compared to $50.2 million in the year ended December 31, 2019, as a result of increased advertising and marketing expenses.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $53.8 million in the year ended December 31, 2020 compared to $44.3 million in the year ended December 31, 2019, an increase of $9.5 million, or 21.4%. The increase was primarily attributable to the opening and acquisition of corporate-owned stores since January 1, 2019 and depreciation of new information systems assets.
Other loss
Other loss was $4.4 million in the year ended December 31, 2020 compared to $1.8 million in the year ended December 31, 2019. The $4.4 million loss in the year ended December 31, 2020 includes expense of $3.8 million related to the settlement of legal claims, and $2.0 million represents a reserve against an indemnification receivable related to a legal matter, partially offset by a $1.4 million gain related to an employee retention payroll tax credit received in connection with the CARES Act. The loss of $1.8 million in the year ended December 31, 2019 was primarily attributable to a loss on reacquired franchise rights associated with the acquisition of 12 franchisee-owned stores on December 16, 2019.

Interest income
Interest income was $2.9 million in the year ended December 31, 2020 compared to $7.1 million in the year ended December 31, 2019. The decrease was primarily a result of lower interest rates in the year ended December 31, 2020 compared to the year ended December 31, 2019.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $82.1 million in the year ended December 31, 2020 compared to $60.9 million in the year ended December 31, 2019, an increase of $21.3 million, or 34.9%. The increase in interest expense was primarily a result of higher interest expense related to the issuance of $550 million of 2019 Notes in December 2019.
Other income (expense)
Other income was $4.9 million in the year ended December 31, 2020 compared to expense of $6.1 million in the year ended December 31, 2019. These amounts included income of $5.9 million and expense of $6.0 million attributable to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the years ended December 31, 2020 and December 31, 2019, respectively. Other income (expense) also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $0.7 million for the year ended December 31, 2020 compared to $37.8 million for the year ended December 31, 2019, a decrease of $37.1 million. The $37.1 million decrease is primarily attributable to our decreased income before taxes partially offset by changes from the remeasurement of our deferred taxes and by our increased pro-rata share of income from Pla-Fit Holdings for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of the exchanges by Continuing LLC Owners of Holdings Units for shares of Class A common stock.
Segment results
Franchise
Franchise segment EBITDA was $115.0 million in the year ended December 31, 2020 compared to $192.3 million in the year ended December 31, 2019, a decrease of $77.3 million, or 40.2%. The decrease in the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to COVID-19 related store closures beginning in March 2020, reduced membership levels, and higher NAF expense, partially offset by lower franchise-related payroll and operational expenses. Depreciation and amortization was $7.8 million in the year ended December 31, 2020 and $7.9 million in the year ended December 31, 2019.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $23.7 million in the year ended December 31, 2020 compared to $65.6 million in the year ended December 31, 2019, a decrease of $41.9 million, or 63.9%. The corporate-owned store segment EBITDA decrease was primarily due to COVID-19 related store closures beginning in March 2020, as well as reduced membership levels. Depreciation and amortization was $30.5 million for the year ended December 31, 2020, compared to $25.5 million for the year ended December 31, 2019. The increase in depreciation and amortization was primarily attributable to capital expenditures on existing stores and the acquisition and opening of new corporate-owned stores since January 1, 2019.
Equipment
Equipment segment EBITDA was $13.1 million in the year ended December 31, 2020 compared to $59.6 million in the year ended December 31, 2019, a decrease of $46.5 million, or 78.0%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of COVID-19 related closures beginning in March 2020, the 12-month and 18-month extensions we gave to franchisees for all new store development and re-equipment investment obligations, respectively, and the 15% discount offered to franchisees on equipment purchased in 2020. Depreciation and amortization was $5.0 million for both the years ended December 31, 2020 and December 31, 2019.
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
Liquidity and Capital Resources
As of December 31, 2020, we had $439.5 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with our available cash balance, the cash generated from our operations, and amounts we have drawn under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we continue to experience a reduction in sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$31,138	$204,311
Investing activities	(52,278)	(110,694)
Financing activities	57,850	64,348
Effect of foreign exchange rates on cash	295	691
Net increase in cash	$37,005	$158,656
Operating activities
For the year ended December 31, 2020, net cash provided by operating activities was $31.1 million compared to $204.3 million in the year ended December 31, 2019, a decrease of $173.2 million. Of the decrease, $168.7 million was due to lower net income after adjustments to reconcile net income to net cash provided by operating activities, and $4.5 million was primarily due to higher cash used for working capital in income tax, deferred revenue, and inventory, partially offset by higher cash generated due to a decrease in accounts receivable in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Investing activities
For the year ended December 31, 2020, net cash used in investing activities was $52.3 million compared to $110.7 million in the year ended December 31, 2019, a decrease in cash used of $58.4 million. Of the decrease, $52.6 million was due to the acquisition of 16 franchisee-owned stores in the year ended December 31, 2019 and $5.3 million was due to lower capital expenditures.
Capital expenditures for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
New corporate-owned stores	$14,568	$17,449
Existing corporate-owned stores	25,039	23,111
Information systems	12,521	16,745
Corporate and all other	432	585
Total capital expenditures	$52,560	$57,890
Financing activities
For the year ended December 31, 2020, net cash provided by financing activities was $57.9 million compared to net cash provided by financing activities of $64.3 million in the year ended December 31, 2019, a decrease of $6.5 million. In the year ended December 31, 2020 we had net proceeds from borrowings under our variable funding notes and repayments of long-term debt for a combined impact of $57.5 million. In the year ended December 31, 2019, we had net proceeds from the issuance and repayments of long-term debt of $527.4 million, $458.2 million of cash used to repurchase and retire 6.1 million shares of our Class A common stock, and distributions to members of Pla-Fit Holdings of $7.4 million.

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
Securitized Financing Facility
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575 million and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625 million. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75 million in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable rate, which is 2.28% as of December 31, 2020. On December 3, 2019, the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550 million. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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
As noted above, the Company borrowed the full $75 million in Variable Funding Notes on March 20, 2020. The Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2020, the Company had restricted cash held by the Trustee of $60.3 million, which includes pre-funding of the full principal and interest payments through the March 5, 2021 payment date, and a substantial portion of the June 5, 2021 payment date. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
The proceeds from the issuance of the 2018 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4.6 million within interest expense on the consolidated statements of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility.
Share Repurchase Program
2019 share repurchase program
On November 5, 2019, our board of directors approved a share repurchase program of up to $500 million (the “2019 Share Repurchase Program”).
On December 4, 2019, the Company entered into a $300 million accelerated share repurchase agreement (the “2019 ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid JPMC $300 million upfront in cash and received approximately 3.3 million shares of the Company’s Class A common stock, which were retired. Final settlement of the ASR Agreement occurred on March 2, 2020. At final settlement, JPMC delivered approximately 667,000 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $75.82 over the term of the 2019 ASR Agreement, which were retired.

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
On November 13, 2018, we entered into a $300 million accelerated share repurchase agreement (the “2018 ASR Agreement”) with Citibank, N.A. (the “Citibank”). We acquired shares under the 2018 ASR Agreement as part of our 2018 $500 million share repurchase authorization (the “2018 Share Repurchase Authorization”). On November 14, 2018, we paid Citibank $300 million in cash and received approximately 4.6 million shares of our Class A common stock, which were retired. Final settlement of the 2018 ASR Agreement occurred on April 30, 2019. At final settlement, Citibank delivered approximately 524,000 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $58.46 over the term of the 2018 ASR Agreement, which were retired.
Additionally, during the years ended December 31, 2019 and 2018, the Company repurchased at market value and retired 2,272,001 and 824,312 shares of Class A common stock for a total cost of $157.9 million and $42.1 million, respectively, completing the 2018 Share Repurchase Program.
Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2020.

	Payments due during the years ending December 31,
(in thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt(1)	$1,792,501	17,500	654,813	603,188	517,000
Interest on long-term debt	354,594	73,187	114,874	88,341	78,192
Obligations under tax benefit arrangements(2)	488,200	—	42,101	85,681	360,418
Operating leases	234,378	28,405	57,170	52,931	95,872
Advertising commitments(3)	32,589	31,736	853	—	—
Purchase obligations(4)	10,199	10,199	—	—	—
Total Contractual Obligations	$2,912,461	$161,027	$869,811	$830,141	$1,051,482
(1)Long-term debt payments include scheduled principal payments only.
(2)Timing of payments under tax benefit arrangements is estimated.
(3)As of December 31, 2020, we had advertising purchase commitments of approximately $32.6 million, including commitments for the NAF.
(4)Purchase obligations consists of $10.2 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.
Off-Balance Sheet Arrangements
As of December 31, 2020, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $7.8 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2020 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.

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

Equipment revenue
The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S. and Canada based franchisee-owned stores. Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. In most instances, the Company recognizes equipment revenue on a gross basis as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal in the transaction because the Company controls the equipment prior to delivery to the final customer as evidenced by its pricing discretion over the goods, inventory transfer of title and risk of loss while the inventory is in transit, and having the primary responsibility to fulfill the customer order and direct the third-party vendor.
Corporate-owned stores revenue
The following revenues are generated from stores owned and operated by the Company.
Monthly membership fee revenue
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
Impairment of long-lived assets, including goodwill and intangible assets
We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Store-level assets are grouped by store and assessed on a store by store basis for the purpose of the impairment assessment. There were no impairment charges recorded during the years ended December 31, 2020, 2019 and 2018.
Goodwill has been assigned to our reporting units for purposes of impairment testing. Our reporting units are Franchise, Corporate-owned stores and Equipment, which are the same as our reportable segments. The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. We are also permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the reporting unit is less than its fair value, then a quantitative assessment is not required. In 2020, the qualitative assessment was utilized to assess goodwill for impairment in each of our reporting units.
We evaluate the remaining useful lives of our trade and brand name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade and brand name intangible asset impairment test consists of a comparison of the fair value to the carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We are also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on our qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required. The qualitative assessment was utilized to assess our indefinite lived intangible assets for impairment in 2020.
Currently, we have selected the last day of our year as the date on which to perform our annual impairment tests for goodwill and indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of goodwill or indefinite lived intangible assets was recorded during the years ended December 31, 2020, 2019 and 2018.
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, we have recorded a liability of $488.2 million, payable to the Direct TSG Investors and the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments we anticipate being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the tax benefit arrangements and our consolidated results of operations.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2020, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Deferred tax assets recorded for exchange transactions under tax benefit arrangements

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company records deferred tax assets related to historical exchanges by equity owners under tax benefit arrangements, including $109,823 thousand of deferred tax assets recorded during the year ended December 31, 2020. The Company is the sole managing member of Pla-Fit Holdings, LLC (Pla-Fit Holdings) which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Pursuant to an exchange agreement with the Company, certain equity owners of Pla-Fit Holdings have the right to exchange their Pla-Fit Holdings units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock. Upon such an exchange, deferred tax assets are generally created as a result of an increase in tax basis that is generated by the exchange.
We identified the evaluation of deferred tax assets recorded for exchange transactions under tax benefit arrangements as a critical audit matter due to the complexity of the calculation. In particular, a high degree of auditor judgment was required to design procedures to evaluate the key inputs to the calculation, including (1) the tax basis of assets and liabilities of Pla-Fit Holdings, (2) calculations of the tax basis per unit used in the exchanges, and (3) the total amount received by the unit holder in the exchanges.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the deferred tax calculation including controls related to key inputs to the calculation. For a sample of transactions we (1) evaluated the determination of the tax basis for certain assets and liabilities of Pla-Fit Holdings by inspecting underlying documentation and assessing the accuracy of management’s inputs, (2) evaluated the accuracy of the tax basis per unit used in the exchanges, and (3) compared the total amount received by the unit holder used in the exchange calculation to underlying documentation. We involved tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax law for the exchanges.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
March 1, 2021

Planet Fitness, Inc. and subsidiaries
Consolidated balance sheets
(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$439,478	$436,256
Restricted cash	76,322	42,539
Accounts receivable, net of allowance for bad debts of $7 and $111 at December 31, 2020 and 2019, respectively	16,447	42,268
Inventory	473	877
Prepaid expenses	11,881	8,025
Other receivables	16,754	9,226
Income tax receivable	5,461	947
Total current assets	566,816	540,138
Property and equipment, net	160,677	145,481
Right-of-use assets, net	164,252	155,633
Intangible assets, net	217,075	233,921
Goodwill	227,821	227,821
Deferred income taxes	511,200	412,293
Other assets, net	1,896	1,903
Total assets	$1,849,737	$1,717,190
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	19,388	21,267
Accrued expenses	22,042	31,623
Equipment deposits	795	3,008
Deferred revenue, current	26,691	27,596
Payable pursuant to tax benefit arrangements, current	—	26,468
Other current liabilities	25,479	18,016
Total current liabilities	111,895	145,478
Long-term debt, net of current maturities	1,676,426	1,687,505
Borrowings under Variable Funding Notes	75,000	—
Lease liabilities, net of current portion	167,910	152,920
Deferred revenue, net of current portion	32,587	34,458
Deferred tax liabilities	881	1,116
Payable pursuant to tax benefit arrangements, net of current portion	488,200	400,748
Other liabilities	2,511	2,719
Total noncurrent liabilities	2,443,515	2,279,466
Commitments and contingencies (note 17)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 82,821 and 78,525 shares issued and outstanding as of December 31, 2020 and 2019, respectively	8	8
Class B common stock, $.0001 par value - 100,000 shares authorized, 3,722 and 8,562 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Accumulated other comprehensive income	27	303
Additional paid in capital	45,673	29,820
Accumulated deficit	(751,578)	(736,587)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(705,869)	(706,455)
Non-controlling interests	196	(1,299)
Total stockholders’ deficit	(705,673)	(707,754)
Total liabilities and stockholders’ deficit	$1,849,737	$1,717,190
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of operations
(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenue:
Franchise	$162,159	$223,139	$175,314
Commission income	696	4,288	6,632
National advertising fund revenue	43,301	50,155	42,194
Corporate-owned stores	117,142	159,697	138,599
Equipment	83,320	251,524	210,159
Total revenue	406,618	688,803	572,898
Operating costs and expenses:
Cost of revenue	70,955	194,449	162,646
Store operations	87,797	86,108	75,005
Selling, general and administrative	68,585	78,818	72,446
National advertising fund expense	61,255	50,153	42,619
Depreciation and amortization	53,832	44,346	35,260
Other loss	4,434	1,846	878
Total operating costs and expenses	346,858	455,720	388,854
Income from operations	59,760	233,083	184,044
Other income (expense), net:
Interest income	2,937	7,053	4,681
Interest expense	(82,117)	(60,852)	(50,746)
Other income (expense), net	4,903	(6,107)	(6,175)
Total other expense, net	(74,277)	(59,906)	(52,240)
Income (loss) before income taxes	(14,517)	173,177	131,804
Provision for income taxes	687	37,764	28,642
Net income (loss)	(15,204)	135,413	103,162
Less net income (loss) attributable to non-controlling interests	(213)	17,718	15,141
Net income (loss) attributable to Planet Fitness, Inc.	$(14,991)	$117,695	$88,021
Net income (loss) per share of Class A common stock:
Basic	$(0.19)	$1.42	$1.01
Diluted	$(0.19)	$1.41	$1.00
Weighted-average shares of Class A common stock outstanding:
Basic	80,303	82,977	87,235
Diluted	80,303	83,619	87,675

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of comprehensive income
(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss) including non-controlling interests	$(15,204)	$135,413	$103,162
Other comprehensive income (loss), net:
Unrealized gain on interest rate caps, net of tax	—	—	989
Foreign currency translation adjustments	(276)	209	(200)
Total other comprehensive income (loss), net	(276)	209	789
Total comprehensive income (loss) including non-controlling interests	(15,480)	135,622	103,951
Less: total comprehensive income (loss) attributable to non-controlling interests	(213)	17,718	15,189
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$(15,267)	$117,904	$88,762
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of cash flows
(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(15,204)	$135,413	$103,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,832	44,346	35,260
Amortization of deferred financing costs	6,411	5,454	3,400
Amortization of favorable leases and asset retirement obligations	57	237	375
Amortization and settlement of interest rate caps	—	—	1,170
Deferred tax expense	7,213	21,625	23,933
(Gain) loss on re-measurement of tax benefit arrangement	(5,949)	5,966	4,765
Provision for bad debts	(74)	87	19
(Gain) loss on disposal of property and equipment	(107)	(159)	462
Loss on extinguishment of debt	—	—	4,570
Other	(494)	(472)	578
Loss on reacquired franchise rights	—	1,810	360
Equity-based compensation	4,777	4,826	5,479
Changes in operating assets and liabilities:
Accounts receivable	23,611	(895)	(1,923)
Due from related parties	—	—	3,020
Inventory	404	4,244	(2,430)
Other assets and other current assets	(2,676)	(3,198)	5,778
Accounts payable and accrued expenses	(10,938)	(6,268)	14,506
Other liabilities and other current liabilities	4,384	1,687	(2,835)
Income taxes	(4,461)	6,231	194
Payments pursuant to tax benefit arrangements	(26,621)	(24,998)	(30,493)
Equipment deposits	(2,212)	(4,900)	1,410
Deferred revenue	(2,842)	11,452	9,640
Deferred rent	2,027	1,823	3,999
Net cash provided by operating activities	31,138	204,311	184,399
Cash flows from investing activities:
Additions to property and equipment	(52,560)	(57,890)	(40,860)
Acquisitions of franchises	—	(52,613)	(45,752)
Proceeds from sale of property and equipment	282	109	196
Purchase of intellectual property	—	(300)	—
Net cash used in investing activities	(52,278)	(110,694)	(86,416)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,000	550,000	1,200,000
Proceeds from issuance of Class A common stock	2,571	2,863	1,209
Principal payments on capital lease obligations	(165)	(93)	(47)
Repayment of long-term debt	(17,500)	(12,000)	(712,469)
Payment of deferred financing and other debt-related costs	—	(10,577)	(27,133)
Repurchase and retirement of Class A common stock	—	(458,166)	(342,383)
Dividend equivalent paid to members of Pla-Fit Holdings	(234)	(243)	(957)
Distributions to members of Pla-Fit Holdings	(1,822)	(7,436)	(8,300)
Net cash provided by financing activities	57,850	64,348	109,920
Effects of exchange rate changes on cash and cash equivalents	295	691	(844)
Net increase in cash, cash equivalents and restricted cash	37,005	158,656	207,059
Cash, cash equivalents and restricted cash, beginning of period	478,795	320,139	113,080
Cash, cash equivalents and restricted cash, end of period	$515,800	$478,795	$320,139
Supplemental cash flow information:
Net cash paid (refund received) for income taxes	$(2,157)	$10,001	$5,016
Cash paid for interest	$75,629	$53,713	$38,624
Non-cash investing activities:
Non-cash additions to property and equipment	$1,172	$2,827	$5,451
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of changes in equity
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	87,188	$9	11,193	$1	$(648)	$12,118	$(130,966)	$(17,451)	$(136,937)
Net income	—	—	—	—	—	—	88,021	15,141	103,162
Equity-based compensation expense	—	—	—	—	—	5,482	(3)	—	5,479
Repurchase and retirement of Class B common stock	—	—	(9)	—	—	—	—	—	—
Exchanges of Class B common stock	1,736	—	(1,736)	—	1	(3,067)	—	3,066	—
Repurchase and retirement of Class A common stock	(5,431)	—	—	—	—	719	(342,383)	(719)	(342,383)
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	3,271	—	—	3,271
Exercise of stock options and vesting of restricted share units	91	—	—	—	—	1,209	—	—	1,209
Forfeiture of dividend equivalents	—	—	—	—	—	—	113	—	113
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(8,300)	(8,300)
Cumulative effect adjustment (Note 11)	—	—	—	—	—	—	(9,192)	—	(9,192)
Other comprehensive income	—	—	—	—	741	—	—	48	789
Balance at December 31, 2018	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	117,695	17,718	135,413
Equity-based compensation expense	—	—	—	—	—	4,826	—	—	4,826
Exchanges of Class B common stock	886	—	(886)	—	—	(1,172)	—	1,172	—
Repurchase and retirement of Class A common stock	(6,086)	(1)	—	—	—	488	(458,165)	(488)	(458,166)
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	3,156	—	—	3,156
Exercise of stock options and vesting of restricted share units	141	—	—	—	—	2,790	—	—	2,790
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(7,436)	(7,436)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(4,050)	(4,050)
Cumulative effect adjustment (Note 7)	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive income	—	—	—	—	209	—	—	—	209
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net income (loss)	—	—	—	—	—	—	(14,991)	(213)	(15,204)
Equity-based compensation expense	—	—	—	—	—	4,777	—	—	4,777
Exchanges of Class B common stock	4,840	—	(4,840)	—	—	(1,526)	—	1,526	—
Repurchase and retirement of Class A common stock	(667)	—		—	—	(2,879)	—	2,879	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	12,779	—	—	12,779
Exercise of stock options and vesting of restricted share units	123	—	—	—	—	2,702	—	—	2,702
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,822)	(1,822)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(875)	(875)
Other comprehensive loss	—	—	—	—	(276)	—	—	—	(276)
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 13.5 million members and 2,124 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of December 31, 2020.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name;
•Owning and operating fitness centers under the Planet Fitness trade name; and
•Selling fitness-related equipment to franchisee-owned stores.
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
During the years ended December 31, 2020, 2019 and 2018, certain Continuing LLC Owners have exercised their exchange rights and exchanged 4,839,866, 885,810 and 1,736,020 Holdings Units, respectively, for 4,839,866, 885,810 and 1,736,020 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 4,839,866, 885,810 and 1,736,020 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 4,839,866, 885,810 and 1,736,020 Holdings Units during the years ended December 31, 2020, 2019 and 2018, respectively, increasing its total ownership interest in Pla-Fit Holdings.
As of December 31, 2020, the Company held 100% of the voting interest, and approximately 95.7% of the economic interest in Pla-Fit Holdings and the Continuing LLC Owners held the remaining 4.3% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company collects 2% annually of gross monthly membership fees from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to increase sales and further enhance the public reputation of the Planet Fitness brand. See Note 4 for further information related to the NAF.
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, and the liability for the Company’s tax benefit arrangements.
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
The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. For the year ended December 31, 2020, purchases from two equipment vendors comprised 48% and 40%, respectively, of total equipment purchases. For the year ended December 31, 2019 purchases from three equipment vendors comprised 48%, 35% and 12%, respectively, of total equipment purchases. For the year ended December 31, 2018 purchases from two equipment vendor comprised 76% and 13%, respectively, of total equipment purchases.
The Company, including the NAF, uses various vendors for advertising services. For the year ended December 31, 2020, purchases from one vendor comprised 71% of total advertising purchases. For the year ended December 31, 2019 purchases from two vendor comprised 38% and 15%, respectively, of total advertising purchases, and for the year ended December 31, 2018 purchases from one vendor comprised 65% of total advertising purchases (see Note 4 for further discussion of the NAF).
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash held within the NAF is recorded as a restricted asset (see Note 4).
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2020, the Company had restricted cash held by the Trustee of $60,314. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(e) Revenue from contracts with customers
The Company’s revenues are comprised of franchise revenue, equipment revenue, and corporate-owned stores revenue.
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
(i) Selling, general and administrative
Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $3,341, $7,063, and $5,397, for the years ended December 31, 2020, 2019 and 2018, respectively.
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
(l) Property and equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over its related estimated useful life. Leasehold improvements are amortized over the shorter of the expected lease term or the estimated useful life of the related asset, whichever is shorter. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in the consolidated statements of operations. Ordinary maintenance and repair costs are expensed as incurred. The estimated useful lives of the Company’s fixed assets by class of asset are as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Years
Buildings and building improvements	20–40
Information technology and systems	3-5
Furniture and fixtures	5
Leasehold improvements	Useful life or term of lease whichever is shorter
Fitness equipment	5–7
Vehicles	5

(m) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses, net of amounts reimbursed by franchisees, are included within store operations and selling, general and administrative expenses and totaled $15,132, $13,749, and $12,101 for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 4 for discussion of the national advertising fund.
(n) Goodwill, long-lived assets, and other intangible assets
Goodwill and other intangible assets that arise from acquisitions are recorded in accordance with ASC Topic 350, Intangibles—Goodwill and Other. In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade and brand names, customer relationships, and reacquired franchise rights. Transactions are evaluated to determine whether any gain or loss on reacquired franchise rights, based on their fair value, should be recognized separately from identified intangibles. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.
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
The Company performs its annual test for impairment of goodwill and indefinite lived intangible assets on December 31 of each year. The annual goodwill test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. Any impairment loss would be recognized in an amount equal to the excess of the carrying value of the goodwill over the implied fair value of the goodwill. During the periods presented, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
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
During the periods presented, the Company did not need to proceed beyond the qualitative analysis, and determined that no impairment charges were required.
The Company applies the provisions of ASC Topic 360, Property, Plant and Equipment, which requires that long-lived assets, including amortizable intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets that were impaired during any of the periods presented.

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
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2020 the Company has recorded a liability of $488,200 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The carrying value and estimated fair value of long-term debt as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020		December 31, 2019
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,717,500	$1,699,749	$1,735,000	$1,765,805
Variable Funding Notes	$75,000	$75,000	$—	$—
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
As a result of the COVID-19 pandemic, the fair value of our long-term debt has fluctuated significantly during the year ended December 31, 2020 and may continue to fluctuate based on market conditions and other factors, including changes in the target federal funds rate.
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
(y) Recent accounting pronouncements
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases, in February 2016. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement. The Company adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. See above for lease accounting policies and Note 7.
The FASB issued ASU No. 2017-4, Simplifying the Test for Goodwill Impairment, in January 2017. This guidance eliminates the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The Company adopted the new guidance on January 1, 2020, with no material impact on the Company’s consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, in August 2018. The guidance helps align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the new guidance on January 1, 2020, with no material impact on the Company’s consolidated financial statements.
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, in December 2019. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This guidance will be effective for fiscal years beginning after December 15, 2020, including interim periods within that year. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
(3) Variable interest entities
The carrying values of VIEs included in the consolidated financial statements as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,523	$—	$2,682	$—
MMR	$2,099	—	$2,206	—
Total	$4,622	$—	$4,888	$—
The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $7,842 and $10,309 as of December 31, 2020 and 2019, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the estimated fair value of the guarantees, which is not material.
(4) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects approximately 2% annually of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements, which is reflected as NAF revenue on the consolidated statements of operations (see Note 2). The Company also contributes 2% annually of monthly membership billings from stores owned by the Company to the NAF, which is reflected in store operations expense in the consolidated statements of operations. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by NAF are reported as restricted assets and restricted liabilities within current assets and current liabilities on the consolidated balance sheets. The Company records all revenues of the NAF within franchise revenue and all expenses of the NAF within the operating expenses on the consolidated statements of operations. The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $793, $2,177 and $2,472 for the years ended December 31, 2020, 2019 and 2018, respectively. Fees paid to the Company by the NAF are reflected as expense in the NAF expense line, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations.

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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Colorado Acquisition
On August 10, 2018, the Company purchased from one of its franchisees certain assets associated with four franchisee-owned stores in Colorado for a cash payment of $17,249. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $10, which has been reflected in other operating costs in the consolidated statements of operations. The loss incurred reduced the net purchase price to $17,239. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
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
Long Island Acquisition
On January 1, 2018, the Company purchased from one of its franchisees certain assets associated with six franchisee-owned stores in New York for a cash payment of $28,503. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $350, which has been reflected in other operating costs in the consolidated statements of operations. The loss incurred reduced the net purchase price to $28,153. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(6) Property and equipment
Property and equipment as of December 31, 2020 and 2019 consists of the following:

	December 31, 2020	December 31, 2019
Land	$1,341	$1,341
Equipment	57,687	51,039
Leasehold improvements	115,619	97,977
Buildings and improvements	8,589	8,589
Furniture & fixtures	23,836	19,129
Information technology and systems assets	48,552	35,419
Other	2,615	2,192
Construction in progress	10,158	3,416
	$268,397	$219,102
Accumulated depreciation	(107,720)	(73,621)
Total	$160,677	$145,481
The Company recorded depreciation expense of $36,943, $27,987, and $19,540 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using our Class A-2 Notes. ROU assets are assessed for impairment in accordance with our long-lived asset impairment policy, which is performed annually, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.
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

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset, net	$164,252	$155,633
Finance lease assets	Property and equipment, net of accumulated depreciation	306	309
Total lease assets		$164,558	$155,942

Liabilities
Current:
Operating	Other current liabilities	$19,544	$16,755
Noncurrent:
Operating	Lease liabilities, net of current portion	167,910	152,920
Financing	Other liabilities	327	333
Total lease liabilities		$187,781	$170,008

Weighted-average remaining lease term (years) - operating leases		8.7	8.6

Weighted-average discount rate - operating leases		5.1%	5.0%

For the years ended December 31, 2020 and 2019, the components of lease cost were as follows:

	December 31, 2020	December 31, 2019
Operating lease cost	$26,255	$20,635
Variable lease cost	10,324	8,323
Total lease cost	$36,579	$28,958

Rental expense was $24,900 for the year ended December 31, 2018.

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2020	December 31, 2019
Cash paid for lease liabilities	$24,091	$19,502
Operating assets obtained in exchange for operating lease liabilities	$33,140	$43,016

As of December 31, 2020, maturities of lease liabilities were as follows:

Amount
2021	$28,405
2022	28,803
2023	28,367
2024	26,844
2025	26,087
Thereafter	95,872
Total lease payments	$234,378
Less: imputed interest	46,597
Present value of lease liabilities	$187,781

As of December 31, 2020, operating lease payments exclude approximately $20,027 of legally binding minimum lease payments for leases signed but not yet commenced.
(8) Goodwill and intangible assets
A summary of goodwill and intangible assets at December 31, 2020 and 2019 is as follows:

December 31, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	(124,907)	$49,126
Reacquired franchise rights	8.0	37,660	(16,311)	21,349
		$211,693	$(141,218)	$70,475
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(141,218)	$217,075
Goodwill		$227,821	$—	$227,821

December 31, 2019	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	(112,114)	$61,919
Reacquired franchise rights	8.0	37,660	(12,258)	25,402
		$211,693	$(124,372)	$87,321
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(124,372)	$233,921
Goodwill		$227,821	$—	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

A rollforward of goodwill during the years ended December 31, 2020 or 2019 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2018	$16,938	$89,909	$92,666	$199,513
Acquisition of franchisee-owned stores	—	28,308	—	28,308
As of December 31, 2019	$16,938	$118,217	$92,666	$227,821
Acquisition of franchisee-owned stores	—	—	—	—
As of December 31, 2020	$16,938	$118,217	$92,666	$227,821
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
Amortization expense related to the intangible assets totaled $16,888, $16,359, and $15,720 for the years ended December 31, 2020, 2019 and 2018, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2020 is as follows:

Amount
2021	$16,636
2022	16,728
2023	16,558
2024	14,067
2025	3,066
Thereafter	3,420
Total	$70,475

(9) Long-term debt
Long-term debt as of December 31, 2020 and 2019 consists of the following:

	December 31, 2020	December 31, 2019
2018-1 Class A-2-I notes	$562,063	$567,813
2018-1 Class A-2-II notes	610,938	617,187
2019-1 Class A-2 notes	544,500	550,000
Variable Funding notes	75,000	—
Total debt, excluding deferred financing costs	1,792,501	1,735,000
Deferred financing costs, net of accumulated amortization	(23,575)	(29,995)
Total debt	1,768,926	1,705,005
Current portion of long-term debt and Variable Funding Note	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,751,426	$1,687,505
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

rate, which is 2.28% as of December 31, 2020. On December 3, 2019, the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2020, the Company had restricted cash held by the Trustee of $60,314, which includes pre-funding of the full principal and interest payments through the March 5, 2021 payment date, and a substantial portion of the June 5, 2021 payment date. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
The proceeds from the issuance of the 2018 Notes were used to repay all amounts outstanding on the Term Loan B under the Company’s prior credit facility. As a result, the Company recorded a loss on early extinguishment of debt of $4,570 within interest expense on the consolidated statements of operations, primarily consisting of the write-off of deferred costs related to the prior credit facility. In connection with the repayment of the Term Loan B, the Company terminated the related interest rate caps with notional amounts totaling $219,837, which had been designated as a cash flow hedge. See Note 10 for more information on the interest rate caps.
Future annual principal payments of long-term debt as of December 31, 2020 are as follows:

Amount
2021	$17,500
2022	568,063
2023	86,750
2024	11,750
2025	591,438
Thereafter	517,000
Total	$1,792,501

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
In order to manage the market risk arising from the previously outstanding term loans, the Company entered into a series of interest rate caps. As of December 31, 2020 and December 31, 2019, the Company had no interest rate cap agreements outstanding. In connection with the issuance of the 2018 Notes, the Company terminated the interest rate caps it had entered into in order to hedge interest expense on its previously outstanding term loans. During 2018, the Company recognized all unrealized gains and losses associated with its then-existing interest rate caps due to either termination or maturity.
(11) Revenue from contracts with customers
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and successor franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2019 and December 31, 2020:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Contract liabilities
Balance at December 31, 2019	$62,054
Revenue recognized that was included in the contract liability at the beginning of the year	(23,461)
Increase, excluding amounts recognized as revenue during the period	20,685
Balance at December 31, 2020	$59,278

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2021	$26,691
2022	3,707
2023	3,567
2024	3,324
2025	2,998
Thereafter	18,991
Total	$59,278
The summary set forth below represents the balances in deferred revenue as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Prepaid membership fees	$6,021	$7,231
Enrollment fees	399	915
Equipment discount	4,013	3,796
Annual membership fees	12,506	12,185
Area development and franchise fees	36,339	37,927
Total deferred revenue	59,278	62,054
Long-term portion of deferred revenue	32,587	34,458
Current portion of deferred revenue	$26,691	$27,596

Equipment deposits received in advance of delivery as of December 31, 2020 and 2019 were $795 and $3,008, respectively and are expected to be recognized as revenue in the next twelve months.
(12) Related party transactions
Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2020	2019	2018
Franchise revenue	$1,415	$2,341	$3,179
Equipment revenue	515	3,333	3,977
Total revenue from related parties	$1,930	$5,674	$7,156

Additionally, the Company had deferred ADA revenue from related parties of $182 and $256 as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Company had $71,416 and $53,491, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 16.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing those services, but temporarily suspended charging these fees in June 2020 through December 31, 2020 as a result of COVID-19. The services provided include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $793, $2,177 and $2,472 for the years ended December 31, 2020, 2019 and 2018, respectively.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $196 and $222, during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the software was being utilized at 101 and 71 corporate-owned stores, respectively, and approximately 599 and 520 franchise stores, respectively.
For the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $90, $190 and $0, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
In May 2020, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March 2020 that were not collected as part of the typical monthly process as a result of the impact of COVID-19. The third party payment processor has begun its repayment of this loan and the Company expects repayment will occur over several months. As of December 31, 2020, approximately $4,200 of the loan balance is outstanding and is included within other receivables on the balance sheet.
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
Other Exchanges
In addition to the secondary offerings mentioned above, during the years ended December 31, 2020, 2019 and 2018, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 4,839,866, 885,810 and 1,736,020 Holdings Units for 4,839,866, 885,810 and 1,736,020 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 4,839,866, 885,810 and 1,736,020 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange right and canceled in the years ended December 31, 2020 and 2019, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 4,839,866, 885,810 and 1,736,020 Holdings Units, during the years ended December 31, 2020, 2019 and 2018 respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2020:
•the public investors collectively owned 82,821,325 shares of our Class A common stock, representing 95.7% of the voting power in the Company and, through the Company, 95.7% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively hold 3,722,054 Holdings Units, representing 4.3% of the economic interest in Pla-Fit Holdings and 3,722,054 shares of our Class B common stock, representing 4.3% of the voting power in the Company;
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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2020, 2019, or 2018.
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2020 or 2019.
(14) Equity-based compensation
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
The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2020	2019
Expected term (years)(1)	0.25 - 6.25	6.25
Expected volatility(2)	28.5% - 139.8%	28.0% - 28.5%
Risk-free interest rate(3)	0.14% - 1.67%	1.62% - 2.37%
Dividend yield(4)	—%	—%

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)Based on an assumed a dividend yield of zero at the time of grant.

A summary of stock option activity for the year ended December 31, 2020:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2020	957,125	$26.86
Granted	106,064	$63.16
Exercised	(76,402)	$21.46
Forfeited	(21,151)	$37.19
Outstanding at December 31, 2020	965,636	$31.05	6.7	$44,982
Vested or expected to vest at December 31, 2020	965,636	$31.05	6.7	$44,982
Exercisable at December 31, 2020	616,473	$23.04	6.2	$33,654

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2020 was $22.51. During the years ended December 31, 2020 and 2019, $2,313 and $2,089, respectively, was recorded to selling, general and administrative expense related to stock options. As of December 31, 2020, total unrecognized compensation expense related to unvested stock options, was $2,039, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units
During the year ended December 31, 2020, the Company granted 44,564 restricted Class A stock units (“RSUs”) under the 2015 Plan. RSUs granted to members of the Board of Directors vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSUs are also granted to certain employees of the Company and generally vest annually, on a tranche by tranche basis, over a period of four years. RSU awards are valued using the intrinsic value method.

	Restricted stock units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2020	75,078	$51.32
Granted	44,564	$63.58
Vested	(28,317)	$51.82
Forfeited	(5,294)	$53.89
Unvested outstanding at December 31, 2020	86,031	$57.35	1.8	$6,679
During the years ended December 31, 2020 and 2019, $2,426 and $1,961, respectively, was recorded to selling, general and administrative expense related to RSUs. As of December 31, 2020, total unrecognized compensation expense related to unvested RSUs was $2,155, which is expected to be recognized over a weighted-average period of 1.8 years.
Performance share units
During the year ended December 31, 2020, the Company granted 36,538 restricted Class A performance share units (“PSUs”) under the 2015 Plan. The awards are subject to a set of performance metrics that adjusts the quantity of awards earned from zero up to 200% of the original target quantity depending upon the Company’s results at the end of the three year performance period against the performance metrics. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Performance share units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2020	31,996	$70.69
Granted	36,538	$64.35
Vested	—	$—
Forfeited	(2,905)	$68.96
Unvested outstanding at December 31, 2020	65,629	$67.24	0.0	$—
As a result of COVID-19, the performance metrics related to all outstanding PSU awards have fallen below the minimum threshold and as a result, the Company does not expect any shares to vest. During the years ended December 31, 2020 and 2019, a gain of $355 and expense of $355, respectively, was recorded to selling, general and administrative expense related to these PSUs. As of December 31, 2020, total unrecognized compensation expense related to unvested PSUs was $0.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2020, a total of 1,000,000 shares of common stock were authorized and available for the issuance of equity awards under the ESPP. During the year ended December 31, 2020, employees purchased 19,077 shares and $402 was recorded to expense related to the ESPP.
(15) Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income or loss attributable to Planet Fitness, Inc. for the years ended December 31, 2020, 2019, and 2018, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator
Net income (loss)	$(15,204)	$135,413	$103,162
Less: net income (loss) attributable to non-controlling interests	(213)	17,718	15,141
Net income (loss) attributable to Planet Fitness, Inc. - basic & diluted	$(14,991)	$117,695	$88,021
Denominator
Weighted-average shares of Class A common stock outstanding - basic	80,303,277	82,976,620	87,235,021
Effect of dilutive securities:
Stock options	—	599,425	417,264
RSUs and PSUs	—	43,135	22,618
Weighted-average shares of Class A common stock outstanding - diluted	80,303,277	83,619,180	87,674,903
Earnings (loss) per share of Class A common stock - basic	$(0.19)	$1.42	$1.01
Earnings (loss) per share of Class A common stock - diluted	$(0.19)	$1.41	$1.00
Potentially dilutive stock options of 528,464 and restricted stock units of 41,223 for the year ended December 31, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 6,292,971, 8,739,015 and 10,275,077 for the years ended December 31, 2020, 2019 and 2018, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 162,740, 57,273 and 143,006 for the years ended December 31, 2020, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 548, 755 and 131, for the year ended December 31, 2020, 2019 and 2018, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(16) Income taxes
Income (loss) before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(13,382)	$171,970	$128,861
Foreign	(1,135)	1,207	2,943
Total income (loss) before the provision for income taxes	(14,517)	173,177	131,804

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(6,938)	$7,359	$178
State	256	8,280	3,586
Foreign	156	500	945
Total current tax expense	(6,526)	16,139	4,709
Deferred:
Federal	2,769	23,289	22,757
State	4,530	(1,346)	946
Foreign	(86)	(318)	230
Total deferred tax expense	7,213	21,625	23,933
Provision for income taxes	$687	$37,764	$28,642

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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.7%	6.2%	5.9%
State rate change impact on deferred taxes	(37.4)%	(4.1)%	(3.4)%
Federal rate change impact on deferred taxes	—%	—%	—%
Tax benefit arrangement liability adjustment	8.6%	0.7%	0.8%
Foreign tax rate differential	(1.0)%	—%	0.2%
Withholding taxes and other	(0.3)%	—%	(0.3)%
Reserve for uncertain tax position	—%	0.1%	(0.2)%
Income attributable to non-controlling interests	(1.3)%	(2.1)%	(2.3)%
Effective tax rate	(4.7)%	21.8%	21.7%

The Company’s effective tax rate was (4.7)% for the year ended December 31, 2020, in comparison to the U.S. statutory tax rate in 2020 of 21.0%. Our effective tax rate differs from the U.S. statutory rate primarily due to the remeasurement of our deferred taxes. This remeasurement was a result of a reduction in the amount of income apportioned to various states, which resulted in the recognition of a deferred tax expense in 2020. Our effective tax rate is partially offset by a remeasurement of our liability under our tax benefit arrangements.

The Company’s effective tax rate was (4.7)% for the year ended December 31, 2020, compared to 21.8% in the prior year. The decrease in our effective income tax rate is primarily due to an income tax expense recorded in 2020 as a result of the remeasurement of its deferred taxes, partially offset by the impact of the remeasurement of the tax benefit arrangements, which is not deductible.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$5,829	$5,343
Goodwill and intangible assets	479,627	410,585
Net operating loss	34,580	—
Right-of-use assets	46,061	38,675
Other	3,295	2,178
Deferred tax assets	$569,392	$456,781
Deferred tax liabilities:
Prepaid expenses	(2,591)	(1,021)
Property and equipment	(16,429)	(10,363)
Lease liabilities	(40,053)	(34,220)
Total deferred tax liabilities	$(59,073)	$(45,604)
Total deferred tax assets and liabilities	$510,319	$411,177
Reported as:
Deferred income taxes - non-current assets	$511,200	$412,293
Deferred income taxes - non-current liabilities	(881)	(1,116)
Total deferred tax assets and liabilities	$510,319	$411,177
As of December 31, 2020, we had a net deferred tax asset of $510.3 million. This amount includes gross deferred tax assets of $511.2 million, primarily resulting from tax attributes generated from past exchanges and sales of Holdings Units which will reduce taxable income in future periods. Deferred tax assets are deemed to be more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. As of December 31, 2020, the Company is not providing a valuation allowance against its deferred tax assets.
As of December 31, 2020, the Company had federal net operating loss carryforwards of $141,200, with an indefinite lived carryforward.
A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$420	$300
Increase related to current year tax positions	—	405
Decrease related to prior year tax positions	—	(285)
Balance at end of year	$420	$420
As of December 31, 2020 and 2019, the total liability related to uncertain tax positions was $420, and is included within other liabilities on our consolidated balance sheets. The table above presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2020 and 2019. During 2019, the company recognized a net impact of $120 to its liability for unrecognized tax benefits. During 2018, the Company settled a tax examination for $2,625 which was fully indemnified. At the date of settlement the Company had recorded on its balance sheet an unrecognized tax benefit and related indemnification asset of $2,967, reflecting principal and interest, and released $342 as an offset to provision for income taxes and also released an indemnification asset of $342 through other expense. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense.
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2017 through 2020 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. The Company recorded other income of $5,949, other expense of $5,966 and other expense of $4,765 in the years ended December 31, 2020, 2019 and 2018, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In 2020, 2019 and 2018, the remeasurement was primarily due to various state tax legislation changes enacted in the year as well as acquisitions which resulted in an increase in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability.
In connection with the exchanges that occurred in the secondary offerings and other exchanges during 2020 and 2019, 4,839,866 and 885,810 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $3,490 and $190, during the years ended December 31, 2020 and 2019, respectively. As a result of these exchanges, during the years ended December 31, 2020 and 2019 we also recognized deferred tax assets in the amount of $109,823 and $20,362, respectively, and corresponding tax benefit arrangement liabilities of $93,554 and $17,016, respectively, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $488,200 and $427,216 as of December 31, 2020 and 2019, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2021	$—
2022	9,742
2023	32,359
2024	38,296
2025	47,385
Thereafter	360,418
Total	$488,200
(17) Commitments and contingencies
(a) Legal matters
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants, including an officer of the Company who is a related party, received a final amendment to the joint and several judgment against them in the amount of $5,576, inclusive of accrued interest, in a civil action brought by a former employee. As of December 31, 2020, the Company has estimated its obligation related to this matter to be approximately $2,010, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $2,010 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
On December 31, 2020, the Company reached agreement on the settlement of certain legal claims for $3,800 and has recorded this amount as expense in other gain (loss) in our consolidated statements of operations.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of December 31, 2020 as the parties are in dispute over the final terms of the transaction and related matters. The Company estimates that the purchase price will approximate fair value of the acquired assets.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(b) Purchase commitments
As of December 31, 2020, the Company had advertising purchase commitments of approximately $32,589, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $10,199 primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $7,842 and $10,309 as of December 31, 2020 and 2019, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2020 and 2019, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(18) Retirement Plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $910, $986, and $832 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31,
	2020	2019	2018
Revenue
Franchise segment revenue - U.S.	$202,844	$271,375	$219,506
Franchise segment revenue - International	3,312	6,207	4,634
Franchise segment total	206,156	277,582	224,140
Corporate-owned stores segment - U.S.	115,174	155,308	134,174
Corporate-owned stores segment - International	1,968	4,389	4,425
Corporate-owned stores segment total	117,142	159,697	138,599
Equipment segment - U.S.	82,331	251,524	210,159
Equipment segment - International	989	—	—
Equipment segment total	83,320	251,524	210,159
Total revenue	$406,618	$688,803	$572,898

Franchise revenue includes revenue generated from placement services of $6,918, $17,755, and $11,502 for the years ended December 31, 2020, 2019 and 2018, respectively.

	Year Ended December 31,
	2020	2019	2018
Segment EBITDA
Franchise	$114,968	$192,281	$152,571
Corporate-owned stores	23,672	65,613	56,704
Equipment	13,097	59,618	47,607
Corporate and other	(33,242)	(46,190)	(43,753)
Total Segment EBITDA	$118,495	$271,322	$213,129

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2020	2019	2018
Total Segment EBITDA	$118,495	$271,322	$213,129
Less:
Depreciation and amortization	53,832	44,346	35,260
Other income (expense)	4,903	(6,107)	(6,175)
Income from operations	59,760	233,083	184,044
Interest expense, net	(79,180)	(53,799)	(46,065)
Other income (expense)	4,903	(6,107)	(6,175)
Income before income taxes	$(14,517)	$173,177	$131,804

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2020	December 31, 2019
Franchise	$174,812	$193,504
Corporate-owned stores	468,628	471,234
Equipment	171,201	197,656
Unallocated	1,035,096	854,796
Total consolidated assets	$1,849,737	$1,717,190

The table above includes $828 and $1,039 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2020 and 2019, respectively.
The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2020	December 31, 2019
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Total consolidated goodwill	$227,821	$227,821
(20) Corporate-owned and franchisee-owned stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Franchisee-owned stores:
Stores operated at beginning of period	1,903	1,666	1,456
New stores opened	125	255	226
Stores debranded, sold or consolidated(1)	(7)	(18)	(16)
Stores operated at end of period	2,021	1,903	1,666
Corporate-owned stores:
Stores operated at beginning of period	98	76	62
New stores opened	5	6	4
Stores acquired from franchisees	—	16	10
Stores operated at end of period	103	98	76
Total stores:
Stores operated at beginning of period	2,001	1,742	1,518
New stores opened	130	261	230
Stores debranded, sold or consolidated(1)	(7)	(2)	(6)
Stores operated at end of period	2,124	2,001	1,742

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of December 31, 2020, 1,760 were re-opened and operating, of which 1,682 were franchisee-owned stores and 78 were corporate-owned stores.

(21) Quarterly financial data (unaudited)

	For the quarter ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenue	$127,231	$40,233	$105,383	$133,771
Income (loss) from operations	34,267	(22,721)	16,042	32,172
Net income (loss)	10,383	(31,985)	(3,284)	9,682
Net income (loss) attributable to Planet Fitness, Inc.	8,607	(29,177)	(3,111)	8,690
Earnings (loss) per share:
Class A - Basic	$0.11	$(0.36)	$(0.04)	$0.11
Class A - Diluted	$0.11	$(0.36)	$(0.04)	$0.11
	For the quarter ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$148,817	$181,661	$166,815	$191,510
Income from operations	53,185	65,266	53,061	61,571
Net income	31,639	39,827	29,692	34,255
Net income attributable to Planet Fitness, Inc.	27,409	34,844	25,777	29,665
Earnings per share:
Class A - Basic	$0.33	$0.41	$0.31	$0.37
Class A - Diluted	$0.32	$0.41	$0.31	$0.36

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2020.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2021

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held May 3, 2021. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial statements (included in Item 8 of this Annual Report on Form 10-K):
1Report of Independent Registered Public Accounting Firm
2Consolidated Balance Sheets as of December 31, 2020 and 2019
3Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
4Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
5Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
6Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
7Notes to Consolidated Financial Statements
(ii)Financial Statements Schedules
1Schedule II – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2020	$111	$(74)	$(30)	$7
December 31, 2019	$84	$87	$(60)	$111
December 31, 2018	$32	$19	$33	$84

All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
4.2	Base Indenture dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	1-Aug-18
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
4.4	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.5	Description of Securities of the Registrant		10-K	001-37534	4.5	28-Feb-20
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.4	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.5	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.6	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.7	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.8	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.9	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.10	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.11	Employment Agreement with Craig Miller		10-Q	001-37534	10.1	8-May-19
10.12	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.13	Employment Agreement with Thomas Fitzgerald		10-K	001-37534	10.13	28-Feb-20
10.14	Employment Agreement with Jeremy Tucker	X
10.15	Form of Planet Fitness, Inc. 2015 Omnibus Incentive Plan		S-1/A	333-205141	10.16	15-Jul-15
10.16	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.17	Form of Stock Option Award	X
10.18	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement	X
10.19	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated November 13, 2018		8-K	001-37534	10.1	14-Nov-18
10.20	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.21	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.22	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.23	Purchase Agreement dated November 20, 2019 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as Manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC and Citigroup Global Markets, Inc., as the initial purchasers		8-K	001-37534	10.1	20-Nov-19
10.24	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated December 4, 2019		8-K	001-37534	10.1	4-Dec-19
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X
Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: March 1, 2021	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 1, 2021
Christopher Rondeau	(Principal Executive Officer)

/s/ Thomas Fitzgerald	Chief Financial Officer	March 1, 2021
Thomas Fitzgerald	(Principal Financial Officer)

/s/ Brian O’Donnell	Chief Accounting Officer	March 1, 2021
Brian O’Donnell	(Principal Accounting Officer)

/s/ Enshalla Anderson	Director	March 1, 2021
Enshalla Anderson

/s/ Frances Rathke	Director	March 1, 2021
Frances Rathke

/s/ Craig Benson	Director	March 1, 2021
Craig Benson

/s/ Cammie Dunaway	Director	March 1, 2021
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	March 1, 2021
Stephen Spinelli, Jr.