Form 10-Q
period 2021-03-31
Planet Fitness, Inc.
filed 2021-05-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2021 there were 83,222,428 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 3,363,075 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:
•    our business and results of operations have been and are expected to continue to be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future;
•    our success depends substantially on the value of our brand, which could be materially and adversely affected by the high level of competition in the health and fitness industry, our ability to anticipate and satisfy consumer preferences, shifting views of health and fitness and our ability to obtain and retain high-profile strategic partnership arrangements;
•    our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition;
•    our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others;
•    we and our franchisees rely heavily on information systems, including the use of email marketing and social media, and any material failure, interruption or weakness may prevent us from effectively operating our business, damage our reputation or subject us to potential fines or other penalties;
•    if we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected;
•    the occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business;
•    if we fail to successfully implement our growth strategy, which includes new store development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected;
•    our planned growth and changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business;
•    if we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives;
•    economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospect;
•    our financial results are affected by the operating and financial results of, our relationships with and actions taken by our franchisees;
•    we are subject to a variety of additional risks associated with our franchisees, such as potential franchisee bankruptcies, franchisee changes in control, franchisee turnover rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition;

•    we and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise stores;
•    our business is subject to various laws and regulations including, among others, those governing indoor tanning, electronic funds transfer, ACH, credit card, debit card and digital payment options, and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business;
•    we are subject to risks associated with leasing property subject to long-term non-cancelable leases;
•    if we and our franchisees are unable to identify and secure suitable sites for new franchise stores, our revenue growth rate and profits may be negatively impacted;
•    opening new stores in close proximity may negatively impact our existing stores’ revenues and profitability;
•    our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition;
•    our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit; and
•the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$445,606	$439,478
Restricted cash	58,327	76,322
Accounts receivable, net of allowance for bad debts of $6 and $7 at March 31, 2021 and December 31, 2020, respectively	7,024	16,447
Inventory	468	473
Deferred expenses – national advertising fund	13,721	—
Prepaid expenses	12,804	11,881
Other receivables	13,053	16,754
Income tax receivables	5,191	5,461
Total current assets	556,194	566,816
Property and equipment, net of accumulated depreciation of $117,871 and $107,720 at March 31, 2021 and December 31, 2020, respectively	161,731	160,677
Investments	25,000	—
Right-of-use assets, net	161,574	164,252
Intangible assets, net	212,916	217,075
Goodwill	227,821	227,821
Deferred income taxes	517,867	511,200
Other assets, net	1,881	1,896
Total assets	$1,864,984	$1,849,737
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	14,561	19,388
Accrued expenses	25,145	22,042
Equipment deposits	174	795
Deferred revenue, current	35,909	26,691
Other current liabilities	21,900	25,479
Total current liabilities	115,189	111,895
Long-term debt, net of current maturities	1,673,622	1,676,426
Borrowings under Variable Funding Notes	75,000	75,000
Lease liabilities, net of current portion	166,350	167,910
Deferred revenue, net of current portion	32,203	32,587
Deferred tax liabilities	821	881
Payable pursuant to tax benefit arrangements, net of current portion	496,143	488,200
Other liabilities	2,334	2,511
Total noncurrent liabilities	2,446,473	2,443,515
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 83,202 and 82,821 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 3,363 and 3,722 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Accumulated other comprehensive income	38	27
Additional paid in capital	48,275	45,673
Accumulated deficit	(745,997)	(751,578)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(697,675)	(705,869)
Non-controlling interests	997	196
Total stockholders’ deficit	(696,678)	(705,673)
Total liabilities and stockholders’ deficit	$1,864,984	$1,849,737
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2021	2020
Revenue:
Franchise	$52,180	$48,910
Commission income	272	390
National advertising fund revenue	11,609	9,229
Corporate-owned stores	37,877	40,516
Equipment	9,939	28,186
Total revenue	111,877	127,231
Operating costs and expenses:
Cost of revenue	7,985	21,846
Store operations	25,907	26,157
Selling, general and administrative	22,490	16,953
National advertising fund expense	12,753	15,205
Depreciation and amortization	15,474	12,792
Other (gain) loss	(2,138)	11
Total operating costs and expenses	82,471	92,964
Income from operations	29,406	34,267
Other expense, net:
Interest income	217	1,927
Interest expense	(20,244)	(20,240)
Other income (expense)	165	(687)
Total other expense, net	(19,862)	(19,000)
Income before income taxes	9,544	15,267
Provision for income taxes	3,354	4,884
Net income	6,190	10,383
Less net income attributable to non-controlling interests	609	1,776
Net income attributable to Planet Fitness, Inc.	$5,581	$8,607
Net income per share of Class A common stock:
Basic	$0.07	$0.11
Diluted	$0.07	$0.11
Weighted-average shares of Class A common stock outstanding:
Basic	83,084	79,098
Diluted	83,707	79,723

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2021	2020
Net income including non-controlling interests	$6,190	$10,383
Other comprehensive income (loss), net:
Foreign currency translation adjustments	11	(609)
Total other comprehensive income (loss), net	11	(609)
Total comprehensive income including non-controlling interests	6,201	9,774
Less: total comprehensive income attributable to non-controlling interests	609	1,776
Total comprehensive income attributable to Planet Fitness, Inc.	$5,592	$7,998

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,190	$10,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,474	12,792
Amortization of deferred financing costs	1,571	1,587
Amortization of asset retirement obligations	(21)	7
Deferred tax expense	2,737	4,126
Gain on re-measurement of tax benefit arrangement	(348)	(502)
Provision for bad debts	—	(33)
Equity-based compensation	1,439	947
Other	11	993
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	9,428	21,409
Inventory	6	(1,943)
Other assets and other current assets	3,708	(250)
National advertising fund	(13,721)	(10,363)
Accounts payable and accrued expenses	(7,677)	6,381
Other liabilities and other current liabilities	(3,876)	(249)
Income taxes	295	(1,315)
Equipment deposits	(621)	2,386
Deferred revenue	8,802	25,992
Leases and deferred rent	126	774
Net cash provided by operating activities	23,523	73,122
Cash flows from investing activities:
Additions to property and equipment	(6,359)	(9,110)
Proceeds from sale of property and equipment	—	135
Investments	(25,000)	—
Net cash used in investing activities	(31,359)	(8,975)
Cash flows from financing activities:
Principal payments on capital lease obligations	(53)	(41)
Proceeds from borrowings under Variable Funding Notes	—	75,000
Repayment of long-term debt	(4,375)	(4,375)
Proceeds from issuance of Class A common stock	344	491
Dividend equivalent payments	—	(57)
Distributions to Continuing LLC Members	—	(1,600)
Net cash (used in) provided by financing activities	(4,084)	69,418
Effects of exchange rate changes on cash and cash equivalents	53	(1,640)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,867)	131,925
Cash, cash equivalents and restricted cash, beginning of period	515,800	478,795
Cash, cash equivalents and restricted cash, end of period	$503,933	$610,720
Supplemental cash flow information:
Net cash paid for income taxes	$322	$2,071
Cash paid for interest	$18,794	$18,768
Non-cash investing activities:
Non-cash additions to property and equipment	$7,419	$2,319
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	5,581	609	6,190
Equity-based compensation expense	—	—	—	—	—	1,439	—	—	1,439
Exchanges of Class B common stock	359	—	(359)	—	—	(415)	—	415	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	22	—	—	—	—	414	—	—	414
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,164	—	—	1,164
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(223)	(223)
Other comprehensive income	—	—	—	—	11	—	—	—	11
Balance at March 31, 2021	83,202	$8	3,363	$1	$38	$48,275	$(745,997)	$997	$(696,678)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net income	—	—	—	—	—	—	8,607	1,776	10,383
Equity-based compensation expense	—	—	—	—	—	947	—	—	947
Exchanges of Class B common stock	2,061	—	(2,061)	—	—	(956)	—	956	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	9	—	—	—	—	459	—	—	459
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,190	—	—	6,190
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(219)	(219)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,600)	(1,600)
Forfeiture of dividend equivalents	—	—	—	—	—	—	34	—	34
Other comprehensive income	—	—	—	—	(609)	—	—	—	(609)
Balance at March 31, 2020	79,928	$8	6,501	$1	$(306)	$36,460	$(727,946)	$(386)	$(692,169)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 14.1 million members and 2,146 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of March 31, 2021.
In March 2020, the Company proactively closed all of its stores system wide in response to the novel coronavirus disease (“COVID-19”) pandemic in order to promote the health and safety of its members, team members and their communities. As of March 31, 2021, 2,110 stores had reopened, of which 2,009 were franchisee-owned stores and 101 were corporate-owned stores.
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
As of March 31, 2021, Planet Fitness, Inc. held 100.0% of the voting interest and 96.1% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 3.9% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the SEC on March 1, 2021. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund on behalf of which the Company typically collects 2% of gross monthly membership dues annually from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to support our national marketing campaigns, its social media platforms and the development of local advertising materials.
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, the liability for the Company’s tax benefit arrangements, and the value of the lease liability and related right-of-use asset recorded in accordance with ASC 842 (see Note 6).
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The carrying value and estimated fair value of certain assets and liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Assets
Investments - held-to-maturity(1)	$25,000	$25,000	$—	$—
Liabilities
Long-term debt(2)	$1,713,125	$1,714,779	$1,717,500	$1,699,749
Variable Funding Notes(2)	$75,000	$75,000	$75,000	$75,000
(1) The estimated fair value of the security is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as valuations in recently completed or proposed financings. These inputs are classified as Level 3.
(2) The Company’s Variable Funding Notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The estimated fair value of our fixed rate long-term debt is estimated primarily based on current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(d) Investments
At March 31, 2021, we held preferred shares in certain privately held entities, accounted for under ASC Topic 320, Investments—Debt Securities, which are included in Investments in our condensed consolidated balance sheets. As of March 31, 2021, our investments consist of held-to-maturity preferred shares that we have the positive intent and ability to hold to maturity, and which are measured at amortized cost. We review our held-to-maturity securities for estimated credit losses under ASC Topic 326, Credit Impairment, noting we did not recognize significant credit losses and the ending allowance for credit losses was immaterial.
The amortized cost of our held-to-maturity debt security investments was $25,000 and $0 at March 31, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses for our held-to-maturity debt security investments as of March 31, 2021.
As of March 31, 2021, all of the Company’s held-to-maturity debt security investments had a contractual maturity in 2026.
(e) Recent accounting pronouncements
The FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in December 2019. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted the standard beginning January 1, 2021 with no material impact to its financial statements.
(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,483	$—	$2,523	$—
MMR	2,072	—	2,099	—
Total	$4,555	$—	$4,622	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $7,349 and $7,842 as of March 31, 2021 and December 31, 2020, respectively.

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
(4) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at March 31, 2021 and December 31, 2020 is as follows:

March 31, 2021	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(128,105)	$45,928
Reacquired franchise rights	8.0	37,660	(17,272)	20,388
		211,693	(145,377)	66,316
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(145,377)	$212,916
Goodwill		$227,821	$—	$227,821

December 31, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(124,907)	$49,126
Reacquired franchise rights	8.0	37,660	(16,311)	21,349
		211,693	(141,218)	70,475
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(141,218)	$217,075
Goodwill		$227,821	$—	$227,821
 The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $4,159 and $4,223 for the three months ended March 31, 2021 and 2020, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of March 31, 2021 is as follows:

Amount
Remainder of 2021	$12,477
2022	16,728
2023	16,558
2024	14,067
2025	3,066
Thereafter	3,420
Total	$66,316

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Long-Term Debt
Long-term debt as of March 31, 2021 and December 31, 2020 consists of the following:

	March 31, 2021	December 31, 2020
2018-1 Class A-2-I notes	$560,625	$562,063
2018-1 Class A-2-II notes	609,375	610,938
2019-1 Class A-2 notes	543,125	544,500
Borrowings under Variable Funding Notes	75,000	75,000
Total debt, excluding deferred financing costs	1,788,125	1,792,501
Deferred financing costs, net of accumulated amortization	(22,003)	(23,575)
Total debt	1,766,122	1,768,926
Current portion of long-term debt	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,748,622	$1,751,426
Future annual principal payments of long-term debt as of March 31, 2021 are as follows:

Amount
Remainder of 2021	$13,124
2022	568,063
2023	86,750
2024	11,750
2025	591,438
Thereafter	517,000
Total	$1,788,125
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable rate, which is 2.20% as of March 31, 2021. On December 3, 2019 the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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

As noted above, the Company borrowed the full $75,000 in Variable Funding Notes on March 20, 2020. The Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (or “LIBOR”) for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. As of March 31, 2021, the applicable borrowing rate is 2.20%. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year. The Company does not anticipate the expected discontinuation of LIBOR to have a material impact on its financial statements.

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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2021, the Company had restricted cash held by the Trustee of $42,319. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(6) Leases
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
Operating lease ROU assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using our Class A-2 Notes.
The Company has certain non-real estate leases that are accounted for as finance leases under ASC 842. These leases are immaterial, and therefore the Company has not included them in them in the tables below, except for their location on the consolidated balance sheet.
Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our ROU asset related to the lease. These tenant incentives are amortized as reduction of rent expense over the lease term.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right of use asset, net	$161,574	$164,252
Finance lease assets	Property and equipment, net of accumulated depreciation	260	306
Total lease assets		$161,834	$164,558

Liabilities
Current:
Operating	Other current liabilities	$19,727	$19,544
Noncurrent:
Operating	Lease liabilities, net of current portion	166,350	167,910
Financing	Other liabilities	277	327
Total lease liabilities		$186,354	$187,781

Weighted-average remaining lease term (years) - operating leases		8.5	8.7

Weighted-average discount rate - operating leases		5.1%	5.1%

During the three months ended March 31, 2021 and 2020, the components of lease cost were as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Operating lease cost	$6,693	$6,392
Variable lease cost	2,374	2,372
Total lease cost	$9,067	$8,764

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended March 31,
	2021	2020
Cash paid for lease liabilities	$6,577	$5,798
Operating lease ROU assets obtained in exchange for operating lease liabilities	$4,627	$—

As of March 31, 2021, maturities of lease liabilities were as follows:

Amount
Remainder of 2021	$21,349
2022	28,981
2023	28,555
2024	27,180
2025	26,565
Thereafter	99,399
Total lease payments	$232,029
Less: imputed interest	45,675
Present value of lease liabilities	$186,354

As of March 31, 2021, operating lease payments exclude approximately $198 of legally binding minimum lease payments for leases signed but not yet commenced.
(7) Revenue recognition
Contract Liabilities
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and NAF revenue billed in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2020 and March 31, 2021.

Contract liabilities
Balance at December 31, 2020	$59,278
Revenue recognized that was included in the contract liability at the beginning of the year	(13,473)
Increase, excluding amounts recognized as revenue during the period	22,307
Balance at March 31, 2021	$68,112

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2021	$34,044
2022	4,718
2023	3,637
2024	3,377
2025	3,025
Thereafter	19,311
Total	$68,112
(8) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2021	2020
Franchise revenue	$553	$500
Equipment revenue	—	93
Total revenue from related parties	$553	$593
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $173 and $182 as of March 31, 2021 and December 31, 2020, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $74,347 and $71,416, as of March 31, 2021 and December 31, 2020, respectively (see Note 11).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $499 and $569 for the three months ended March 31, 2021 and 2020, respectively.
In the three months ended March 31, 2021 and 2020, the Company incurred approximately $0 and $49, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
In May 2020, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March that were not collected as part of the typical monthly process as a result of the impact of COVID-19. The third party payment processor has begun its repayment of this loan and the Company expects repayment will occur over several months. As of March 31, 2021, approximately $1,797 of the loan balance is outstanding and is included within other receivables on the balance sheet.
(9) Stockholders’ Equity
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
During the three months ended March 31, 2021, certain existing holders of Holdings Units exercised their exchange rights and exchanged 358,979 Holdings Units for 358,979 newly-issued shares of Class A common stock. Simultaneously, and in

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

connection with these exchanges, 358,979 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 358,979 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of March 31, 2021:
•Holders of our Class A common stock owned 83,202,252 shares of our Class A common stock, representing 96.1% of the voting power in the Company and, through the Company, 83,202,252 Holdings Units representing 96.1% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 3,363,075 Holdings Units, representing 3.9% of the economic interest in Pla-Fit Holdings, and 3,363,075 shares of our Class B common stock, representing 3.9% of the voting power in the Company.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding for the three months ended March 31, 2021 and 2020.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2021	2020
Numerator
Net income	$6,190	$10,383
Less: net income attributable to non-controlling interests	609	1,776
Net income attributable to Planet Fitness, Inc.	$5,581	$8,607
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,084,096	79,098,468
Effect of dilutive securities:
Stock options	563,928	574,286
Restricted stock units	59,190	50,614
Weighted-average shares of Class A common stock outstanding - diluted	83,707,214	79,723,368
Earnings per share of Class A common stock - basic	$0.07	$0.11
Earnings per share of Class A common stock - diluted	$0.07	$0.11
Weighted average shares of Class B common stock of 3,471,842 and 7,777,435 for the three months ended March 31, 2021 and 2020, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 44,258 and 114,342 for the three months ended March 31, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 0 and 2,827 for the three months ended March 31, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 35.1% and 32.0% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $517,046 and $510,319 as of March 31, 2021 and December 31, 2020, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of March 31, 2021 and December 31, 2020, the total liability related to uncertain tax positions was $420. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2021 and 2020 were not material.

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
During the three months ended March 31, 2021, 358,979 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $258 during the three months ended March 31, 2021. As a result of these exchanges, during the three months ended March 31, 2021, we also recognized deferred tax assets in the amount of $9,714, and corresponding tax benefit arrangement liabilities of $8,292, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of March 31, 2021 and December 31, 2020, the Company had a liability of $496,143 and $488,200, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2021	$—
2022	9,738
2023	32,359
2024	38,296
2025	47,389
Thereafter	368,361
Total	$496,143
(12) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants, including an officer of the Company who is a related party, received a final amendment to the joint and several judgment against them in a civil action brought by a former employee. As of March 31, 2021, the Company has estimated its obligation related to this matter to be approximately $2,063, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $2,063 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of March 31, 2021 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. The Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2021 and 2020. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended March 31,
	2021	2020
Revenue
Franchise segment revenue - U.S.	$63,344	$57,342
Franchise segment revenue - International	717	1,187
Franchise segment total	64,061	58,529
Corporate-owned stores - U.S.	37,800	39,566
Corporate-owned stores - International	77	950
Corporate-owned stores total	37,877	40,516
Equipment segment - U.S.	9,939	27,695
Equipment segment - International	—	491
Equipment segment total	9,939	28,186
Total revenue	$111,877	$127,231
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $779 and $2,013 for the three months ended March 31, 2021 and 2020, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Segment EBITDA
Franchise	$41,180	$36,746
Corporate-owned stores	10,691	12,007
Equipment	1,830	6,367
Corporate and other	(8,656)	(8,748)
Total Segment EBITDA	$45,045	$46,372

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2021	2020
Total Segment EBITDA	$45,045	$46,372
Less:
Depreciation and amortization	15,474	12,792
Other income (expense)	165	(687)
Income from operations	29,406	34,267
Interest income	217	1,927
Interest expense	(20,244)	(20,240)
Other income (expense)	165	(687)
Income before income taxes	$9,544	$15,267
The following table summarizes the Company’s assets by reportable segment:

	March 31, 2021	December 31, 2020
Franchise	$188,028	$174,812
Corporate-owned stores	479,177	468,628
Equipment	161,475	171,201
Unallocated	1,036,304	1,035,096
Total consolidated assets	$1,864,984	$1,849,737
The table above includes $774 and $828 of long-lived assets located in the Company’s international corporate-owned stores as of March 31, 2021 and December 31, 2020, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2021	December 31, 2020
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Consolidated goodwill	$227,821	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,021	1,903
New stores opened	22	38
Stores debranded, sold or consolidated(1)	—	(1)
Stores operated at end of period(2)	2,043	1,940

Corporate-owned stores:
Stores operated at beginning of period	103	98
New stores opened	—	1
Stores acquired from franchisees	—	—
Stores operated at end of period(2)	103	99

Total stores:
Stores operated at beginning of period	2,124	2,001
New stores opened	22	39
Stores acquired, debranded, sold or consolidated(1)	—	(1)
Stores operated at end of period(2)	2,146	2,039
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
(2)    The “stores operated” include stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of March 31, 2021 2,110 were re-opened and operating, of which 2,009 were franchisee-owned stores and 101 were corporate-owned stores.

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
As of March 31, 2021, we had more than 14.1 million members and 2,146 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,146 stores, 2,043 are franchised and 103 are corporate-owned. As of March 31, 2021, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty, which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in early May 2020 as local guidelines allowed, and as of March 31, 2021, 2,110 of our stores were open and operating, of which 2,009 were franchisee-owned stores and 101 were corporate-owned stores. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As previously announced, members have not and will not be charged membership dues while our stores are closed and are credited for any membership dues paid for periods when our stores were closed. We have experienced and continue to expect to experience decreased new store development and remodels, as well as decreased replacement equipment sales for 2021 as a result of the COVID-19 pandemic.
We continue to reopen stores as local authorities issue guidelines authorizing the reopening of fitness centers and we determine it is safe to do so. As stores reopened we have recognized franchise revenue and corporate-owned store revenue associated with any membership dues collected prior to store closures. We continue to defer revenue for stores that have not yet reopened. We may have to defer further revenue in the future for stores that are required to re-close.
The duration of the COVID-19 pandemic and the extent of its impact on our business cannot be reasonably estimated at this time. We anticipate that the COVID-19 pandemic will continue to negatively impact our operating results in future periods. As a result of COVID-19 we have experienced to date, and may continue to experience, a decrease in our net membership base. We are not providing guidance at this time due to continued uncertainty around the duration and impact of COVID-19.
We have taken a number of actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the impact of the COVID-19 pandemic on our business. Although we expect the COVID-19 pandemic to continue to negatively impact the Company’s operations and cash flows, based on management’s current expectations and currently available information, the Company believes current cash and cash from operations will be sufficient to meet its operating cash requirements, planned capital expenditures and interest and principal payments for at least the next twelve months.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2021 and March 31, 2020. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended March 31,
(in thousands)	2021	2020
Revenue
Franchise segment	$64,061	$58,529
Corporate-owned stores segment	37,877	40,516
Equipment segment	9,939	28,186
Total revenue	$111,877	$127,231

Segment EBITDA
Franchise	$41,180	$36,746
Corporate-owned stores	10,691	12,007
Equipment	1,830	6,367
Corporate and other	(8,656)	(8,748)
Total Segment EBITDA(1)	$45,045	$46,372

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net (loss) income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2021
Income (loss) from operations	$39,285	$1,380	$637	$(11,896)	$29,406
Depreciation and amortization	1,895	9,266	1,261	3,052	15,474
Other income (expense)	—	45	(68)	188	165
Segment EBITDA(1)	$41,180	$10,691	$1,830	$(8,656)	$45,045

Three months ended March 31, 2020
Income (loss) from operations	$34,824	$5,679	$5,105	$(11,341)	$34,267
Depreciation and amortization	1,927	7,322	1,262	2,281	12,792
Other (expense) income	(5)	(994)	—	312	(687)
Segment EBITDA(1)	$36,746	$12,007	$6,367	$(8,748)	$46,372

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, system-wide sales, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

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
The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,021	1,903
New stores opened	22	38
Stores debranded, sold or consolidated(1)	—	(1)
Stores operated at end of period(2)	2,043	1,940

Corporate-owned stores:
Stores operated at beginning of period	103	98
New stores opened	—	1
Stores operated at end of period(2)	103	99

Total stores:
Stores operated at beginning of period	2,124	2,001
New stores opened	22	39
Stores acquired, debranded, sold or consolidated(1)	—	(1)
Stores operated at end of period(2)	2,146	2,039

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of March 31, 2021, 2,110 were re-opened and operating, of which 2,009 were franchisee-owned stores and 101 were corporate-owned stores.
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
•our ability and our franchisees’ ability to operate stores effectively and efficiently to meet consumer expectations;
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
Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the 12th month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods. As a result of the COVID-19 pandemic, membership levels in the current year period were below the levels they were at during the three months ended March 31, 2020, which negatively impacted same store sales in the three months ended March 31, 2021.
The following table shows our same store sales for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Same store sales data
Same store sales growth:
Franchisee-owned stores	(14.7)%	10.0%
Corporate-owned stores	(18.2)%	7.3%
Total stores	(14.9)%	9.8%
Number of stores in same store sales base:
Franchisee-owned stores	1,605	1,579
Corporate-owned stores	83	67
Total stores	1,688	1,662

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $765 million and $916 million, during the three months ended March 31, 2021 and 2020, respectively.

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
A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
(in thousands)
Net income	$6,190	$10,383
Interest income	(217)	(1,927)
Interest expense	20,244	20,240
Provision for income taxes	3,354	4,884
Depreciation and amortization	15,474	12,792
EBITDA	$45,045	$46,372
Purchase accounting adjustments-revenue(1)	69	68
Purchase accounting adjustments-rent(2)	117	141
Pre-opening costs(3)	365	361
Insurance recovery(4)	(2,175)	—
Tax benefit arrangement remeasurement(5)	(348)	(502)
Other(6)	635	93
Adjusted EBITDA	$43,708	$46,533

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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $49 and $41 in the three months ended March 31, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $68 and $100 in the three months ended March 31, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(4)Represents a probable insurance recovery of previously recognized expenses related to the settlement of legal claims.
(5)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
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

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020
Net income	$6,190	$10,383
Provision for income taxes, as reported	3,354	4,884
Purchase accounting adjustments-revenue(1)	69	68
Purchase accounting adjustments-rent(2)	117	141
Pre-opening costs(3)	365	361
Insurance recovery(4)	(2,175)	—
Tax benefit arrangement remeasurement(5)	(348)	(502)
Other(6)	635	93
Purchase accounting amortization(7)	4,159	4,213
Adjusted income before income taxes	$12,366	$19,641
Adjusted income tax expense(8)	3,289	5,264
Adjusted net income	$9,077	$14,377

Adjusted net income per share, diluted	$0.10	$0.16

Adjusted weighted-average shares outstanding(9)	87,179	87,501

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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $49 and $41 in the three months ended March 31, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $68 and $100 in the three months ended March 31, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(4)Represents a probable insurance recovery of previously recognized expenses related to the settlement of legal claims.

(5)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(6)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(7)Includes $3,096 and $3,096 of amortization of intangible assets, for the three months ended March 31, 2021 and 2020, recorded in connection with the 2012 Acquisition, and $1,063 and $1,117 of amortization of intangible assets for the three months ended March 31, 2021 and 2020, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(8)Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.8% for the three months ended March 31, 2021 and 2020, respectively, applied to adjusted income before income taxes.
(9)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021			For the three months ended March 31, 2020
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$5,581	83,707	$0.07	$8,607	79,723	$0.11
Assumed exchange of shares(2)	609	3,472		1,776	7,778
Net income	6,190			10,383
Adjustments to arrive at adjusted income before income taxes(3)	6,176			9,258
Adjusted income before income taxes	12,366			19,641
Adjusted income tax expense(4)	3,289			5,264
Adjusted net income	$9,077	87,179	$0.10	$14,377	87,501	$0.16
(1)Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
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
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.8% for the three months ended March 31, 2021 and 2020, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Revenue:
Franchise revenue	46.6%	38.4%
Commission income	0.2%	0.3%
National advertising fund revenue	10.4%	7.3%
Franchise segment	57.2%	46.0%
Corporate-owned stores	33.9%	31.8%
Equipment	8.9%	22.2%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	7.1%	17.2%
Store operations	23.2%	20.6%
Selling, general and administrative	20.1%	13.3%
National advertising fund expense	11.4%	12.0%
Depreciation and amortization	13.8%	10.1%
Other (gain) loss	(1.9)%	—%
Total operating costs and expenses	73.7%	73.2%
Income from operations	26.3%	26.8%
Other income (expense), net:
Interest income	0.2%	1.5%
Interest expense	(18.1)%	(15.9)%
Other income (expense)	0.1%	(0.5)%
Total other expense, net	(17.8)%	(14.9)%
Income before income taxes	8.5%	11.9%
Provision for income taxes	3.0%	3.8%
Net income	5.5%	8.1%
Less net income attributable to non-controlling interests	0.5%	1.4%
Net income attributable to Planet Fitness, Inc.	5.0%	6.7%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
(in thousands)
Revenue:
Franchise revenue	$52,180	$48,910
Commission income	272	390
National advertising fund revenue	11,609	9,229
Franchise segment	64,061	58,529
Corporate-owned stores	37,877	40,516
Equipment	9,939	28,186
Total revenue	111,877	127,231
Operating costs and expenses:
Cost of revenue	7,985	21,846
Store operations	25,907	26,157
Selling, general and administrative	22,490	16,953
National advertising fund expense	12,753	15,205
Depreciation and amortization	15,474	12,792
Other (gain) loss	(2,138)	11
Total operating costs and expenses	82,471	92,964
Income from operations	29,406	34,267
Other income (expense), net:
Interest income	217	1,927
Interest expense	(20,244)	(20,240)
Other income (expense)	165	(687)
Total other expense, net	(19,862)	(19,000)
Income before income taxes	9,544	15,267
Provision for income taxes	3,354	4,884
Net income	6,190	10,383
Less net income attributable to non-controlling interests	609	1,776
Net income attributable to Planet Fitness, Inc.	$5,581	$8,607
Comparison of the three months ended March 31, 2021 and three months ended March 31, 2020
Revenue
Total revenues were $111.9 million in the three months ended March 31, 2021, compared to $127.2 million in the three months ended March 31, 2020, a decrease of $15.4 million, or 12.1%.
Franchise segment revenue was $64.1 million in the three months ended March 31, 2021, compared to $58.5 million in the three months ended March 31, 2020, an increase of $5.5 million, or 9.5%.
Franchise revenue was $52.2 million in the three months ended March 31, 2021 compared to $48.9 million in the three months ended March 31, 2020, an increase of $3.3 million or 6.7%. Included in franchise revenue is royalty revenue of $46.6 million, franchise and other fees of $4.8 million, and placement revenue of $0.8 million for the three months ended March 31, 2021, compared to royalty revenue of $40.6 million, franchise and other fees of $6.2 million, and placement revenue of $2.0 million for the three months ended March 31, 2020. The $6.0 million increase in franchise royalty revenue was the result of $8.1 million of lower royalty revenue collections in the three months ended March 31, 2021 primarily due to lower membership levels as a result of COVID-19, offset by a deferral of $14.1 million of royalty revenue in the three months ended March 31, 2020 that was collected but not recognized because of temporary store closures as a result of COVID-19. The increase in royalty revenue was partially offset by lower placement revenue and franchise and other fees in the three months ended March 31, 2021 as compared to the prior year period.

Commission income, which is included in our franchise segment, was $0.3 million in the three months ended March 31, 2021 compared to $0.4 million in the three months ended March 31, 2020.
National advertising fund revenue was $11.6 million in the three months ended March 31, 2021, compared to $9.2 million in the three months ended March 31, 2020. The $2.4 million increase in national advertising fund revenue was the result of $2.2 million of lower national advertising fund revenue collections in the three months ended March 31, 2021 primarily due to lower membership levels as a result of COVID-19, offset by a deferral of $4.6 million of national advertising fund revenue in the three months ended March 31, 2020 that was collected but not recognized as a result of temporary store closures as a result of COVID-19.
Revenue from our corporate-owned stores segment was $37.9 million in the three months ended March 31, 2021, compared to $40.5 million in the three months ended March 31, 2020, a decrease of $2.6 million, or 6.5%. The decrease was primarily due to reduced membership levels and temporary store closures related to COVID-19, partially offset by the opening of five new corporate-owned stores since January 1, 2020 and $5.9 million of deferred revenue that was collected but not recognized in the three months ended March 31, 2020 as a result of COVID-19 store closures.
Equipment segment revenue was $9.9 million in the three months ended March 31, 2021, compared to $28.2 million in the three months ended March 31, 2020, a decrease of $18.2 million, or 64.7%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of providing all franchisees with a 12-month extension for all new store development obligations and an 18-month extension on re-equipment investment obligations, both as a result of COVID-19.
Cost of revenue
Cost of revenue was $8.0 million in the three months ended March 31, 2021 compared to $21.8 million in the three months ended March 31, 2020, a decrease of $13.9 million, or 63.4%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of providing all franchisees with a 12-month extension for all new store development obligations and an 18-month extension on re-equipment obligations, both as a result of COVID-19.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $25.9 million in the three months ended March 31, 2021 compared to $26.2 million in the three months ended March 31, 2020, a decrease of $0.3 million, or 1.0%. The decrease was primarily attributable to lower operating and payroll expenses as a result of COVID-19 related closures, partially offset by higher expenses as a result of the opening of five new corporate-owned stores since January 1, 2020.
Selling, general and administrative
Selling, general and administrative expenses were $22.5 million in the three months ended March 31, 2021 compared to $17.0 million in the three months ended March 31, 2020, an increase of $5.5 million, or 32.7%. The $5.5 million increase was primarily driven by higher incentive and stock-based compensation, local marketing support for our California re-openings, and expenses associated with our mobile app during the three months ended March 31, 2021 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $12.8 million in the three months ended March 31, 2021 compared to $15.2 million in the three months ended March 31, 2020, due to lower advertising and marketing expenses as a result of lower membership levels due to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $15.5 million in the three months ended March 31, 2021 compared to $12.8 million in the three months ended March 31, 2020, an increase of $2.7 million, or 21.0%. The increase was primarily attributable to the opening of corporate-owned stores since January 1, 2020 and depreciation of new information systems assets.
Other (gain) loss
Other (gain) loss was a gain of $2.1 in the three months ended March 31, 2021 compared to zero in the three months ended March 31, 2020. In the three months ended March 31, 2021, this includes a gain of $2.2 million from a probable insurance recovery related to the settlement of legal claims.

Interest income
Interest income was $0.2 million in the three months ended March 31, 2021, compared to $1.9 million in the three months ended March 31, 2020, primarily as a result of lower interest rates in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $20.2 million in both the three months ended March 31, 2021 and March 31, 2020.
Other income (expense)
Other income was $0.2 million in the three months ended March 31, 2021 compared to expense of $0.7 million in the three months ended March 31, 2020.
Provision for income taxes
Provision for income taxes was $3.4 million in the three months ended March 31, 2021, compared to $4.9 million in the three months ended March 31, 2020, a decrease of $1.5 million. The decrease in the provision for income taxes was primarily attributable to lower income before taxes in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $41.2 million in the three months ended March 31, 2021 compared to $36.7 million in the three months ended March 31, 2020, an increase of $4.4 million, or 12.1%. The franchise segment EBITDA increase in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to a $6.0 million increase in franchise royalty revenue as the result of $8.1 million of lower royalty revenue collections in the three months ended March 31, 2021 primarily due to lower membership levels as a result of COVID-19, offset by a deferral of $14.1 million of royalty revenue in the three months ended March 31, 2020 that was collected but not recognized because of temporary store closures as a result of COVID-19. The increase in royalty revenue was partially offset by lower placement revenue and franchise and other fees in the three months ended March 31, 2021 as compared to the prior year period. Depreciation and amortization was $1.9 million in both the three months ended March 31, 2021 and the three months ended March 31, 2020.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $10.7 million in the three months ended March 31, 2021 compared to $12.0 million in the three months ended March 31, 2020, a decrease of $1.3 million, or 11.0%. The corporate-owned store segment EBITDA decrease was primarily a result of reduced membership levels and temporary store closures related to COVID-19, partially offset by the opening of five new corporate-owned stores since January 1, 2020 and $5.9 million of referred revenue that was collected but not recognized in the three months ended March 31, 2020 as a result of COVID-19 store closures. Depreciation and amortization was $9.3 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase in depreciation and amortization was primarily attributable to the stores opened since January 1, 2020.
Equipment
Segment EBITDA for the equipment segment was $1.8 million in the three months ended March 31, 2021 compared to $6.4 million in the three months ended March 31, 2020, a decrease of $4.5 million, or 71.3%. The decrease was driven by lower equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of providing all franchisees with a 12-month extension for all new store development obligations and an 18-month extension on re-equipment obligations, both as a result of COVID-19. Depreciation and amortization was $1.3 million for both the three months ended March 31, 2021 and 2020.

Liquidity and capital resources
As of March 31, 2021, we had $445.6 million of cash and cash equivalents.
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
The following table presents summary cash flow information for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$23,523	$73,122
Investing activities	(31,359)	(8,975)
Financing activities	(4,084)	69,418
Effect of foreign exchange rates on cash	53	(1,640)
Net (decrease) increase in cash	$(11,867)	$131,925
Operating activities
For the three months ended March 31, 2021, net cash provided by operating activities was $23.5 million compared to $73.1 million in the three months ended March 31, 2020, a decrease of $49.6 million. Of the decrease, $3.2 million is due to lower net income after adjustments to reconcile net income to net cash provided by operating activities in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, and $46.4 million is due to unfavorable changes in working capital primarily from accounts receivable and equipment deposits due to lower equipment sales as a result of COVID-19 new store development and re-equipment extensions, accounts payable and accrued expenses due to timing of payments in the prior year as a result of COVID-19 shutdowns, and deferred revenue as a result of deferrals as of March 31, 2020 in connection with COVID-19 store closures.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
New corporate-owned stores and corporate-owned stores not yet opened	$921	$2,412
Existing corporate-owned stores	3,006	3,147
Information systems	2,432	3,457
Corporate and all other	—	143
Total capital expenditures	$6,359	$9,159

For the three months ended March 31, 2021, net cash used in investing activities was $31.4 million compared to $9.0 million in the three months ended March 31, 2020, an increase of $22.4 million. The primary driver for the increase in cash used in investing activities was an investment in equity securities of 25.0 million in the three months ended March 31, 2021.

Financing activities
For the three months ended March 31, 2021, net cash used for financing activities was $4.1 million compared to net cash provided by financing activities of $69.4 million in the three months ended March 31, 2020, a decrease of $73.5 million. The primary driver of the decrease was the Company’s incurrence of $75.0 million of borrowings under its Variable Funding Notes in the three months ended March 31, 2020.
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
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2021, the Company had restricted cash held by the Trustee of $42.3 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
Off-balance sheet arrangements
As of March 31, 2021, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $7.3 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees as of March 31, 2021 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2021, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
01/01/21 - 01/31/21	—	$—	—	$200,000,000
02/01/21 - 02/28/21	—	—	—	200,000,000
03/01/21 - 03/31/21	—	—	—	200,000,000
Total	—	$—	—

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
On May 4, 2021 our board of directors approved an Executive Severance & Change in Control Policy (the “Severance & CIC Policy”) pursuant to which each senior executive of the Company in a position designated as senior vice president or above (each, an “Eligible Employee”), including each of our named executive officers, Christopher Rondeau (Chief Executive Officer), Dorvin Lively (President) Thomas Fitzgerald (Chief Financial Officer), Craig Miller (Chief Digital & Information Officer) and Jeremy Tucker (Chief Marketing Officer) (the “Named Executive Officers”), are eligible to participate to the extent they meet the requirements therein. The Severance & CIC Policy will become effective July 1, 2021 and, unless otherwise provided in therein, is intended to supersede any and all prior severance and change in control plans, policies and/or practices of the Company, including offer letters or employment contracts that provide for the payment and provision of severance compensation and benefits to the Named Executive Officers. The terms “Cause”, “Good Reason” and “Change in Control” referred to below are defined in the Severance & CIC Policy.
Under the Severance & CIC Policy, an Eligible Employee whose employment is terminated by the Company other than by reason of death or disability or for Cause, or who resigns for Good Reason, in either case other than upon or within 24 months after the consummation of a Change in Control shall be entitled to receive the following severance benefits, subject to certain exceptions:
(a)    (i) for the Chief Executive Officer, an amount equal to 200% of his or her then-current base salary; (ii) for the President, an amount equal to 150% of his or her then-current base salary; and (iii) for all other Eligible Employees, an amount equal to 100% of his or her then-current base salary;
(b)    (i) an amount equal to the prorated portion of the Participant’s target annual cash bonus for the calendar year in which the termination of employment occurs and (ii) if such termination of employment occurs on or after January 1, but before the payment date of the annual cash bonus for the immediately preceding year, 100% of the annual cash bonus he or she would have received had such termination occurred on or after the payment date for the annual cash bonus;
(c)    provided the Participant was eligible for and properly enrolled in a Company sponsored benefit plan, an amount equal to the Company’s monthly portion of the premium for each such enrollment multiplied by 12; and
(d)    an additional 12 months of service credit toward vesting for all unvested time-based equity awards.
An Eligible Employee whose employment is terminated by the Company other than by reason of death or disability or for Cause, or who resigns for Good Reason, in either case upon or within 24 months after the consummation of a Change in Control shall be entitled to receive the following severance benefits, subject to certain exceptions:
(a)    (i) for the Chief Executive Officer, an amount equal to 300% of his or her then-current base salary; (ii) for the President, an amount equal to 200% of his or her then-current base salary; and (iii) for all other Eligible Employees, an amount equal to 150% of his or her then-current base salary;
(b)    an amount equal to 100% of the Participant’s target annual cash bonus for the year in which the Change in Control occurs and (ii) if the termination of employment occurs on or after January 1, but before the payment date of the annual cash bonus for the immediately preceding year, 100% of the annual cash bonus he or she would have received had such termination occurred on or after the payment date for the annual cash bonus;
(c)    provided the Participant was eligible for and properly enrolled in a Company sponsored benefit plan, an amount equal to the Company’s monthly portion of the premium for each such enrollment multiplied by 12; and
(d)    full vesting of all unvested time-based equity awards and vesting of all performance-based equity awards at target.
Receipt and retention of the severance benefits provided under the Severance & CIC Policy are conditioned on the Eligible Employee signing a separation agreement that contains a release of claims in favor of us and our affiliates and on the Eligible Employee’s continued compliance with all non-competition, non-solicitation and confidentiality obligations contained in the Severance & CIC Policy and in any other agreement between us and the Eligible Employee.
Our board of directors, or the compensation committee of our board of directors, may amend or terminate the Severance & CIC Policy in its sole discretion without the consent of participants, except that the Severance & CIC Policy generally may not be amended or terminated for 24 months following a Change in Control.
The foregoing is only a summary of the Severance & CIC Policy and is qualified in its entirety by reference to the full and complete terms of the Severance & CIC Policy, a copy of which is attached to this Periodic Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1	Executive Severance & Change in Control Policy					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: May 7, 2021	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)