Form 10-Q
period 2021-06-30
Planet Fitness, Inc.
filed 2021-08-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 2, 2021 there were 83,233,376 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 3,363,075 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:
•    our business and results of operations have been and in the future may be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future;
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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$469,137	$439,478
Restricted cash	58,234	76,322
Accounts receivable, net of allowance for bad debts of $1 and $7 at June 30, 2021 and December 31, 2020, respectively	15,480	16,447
Inventory	1,197	473
Deferred expenses – national advertising fund	8,362	—
Prepaid expenses	12,019	11,881
Other receivables	11,836	16,754
Income tax receivables	4,990	5,461
Total current assets	581,255	566,816
Property and equipment, net of accumulated depreciation of $128,684 and $107,720 at June 30, 2021 and December 31, 2020, respectively	160,071	160,677
Investments	35,000	—
Right-of-use assets, net	171,485	164,252
Intangible assets, net	208,757	217,075
Goodwill	227,821	227,821
Deferred income taxes	513,354	511,200
Other assets, net	1,856	1,896
Total assets	$1,899,599	$1,849,737
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	18,124	19,388
Accrued expenses	25,367	22,042
Equipment deposits	7,483	795
Deferred revenue, current	34,773	26,691
Payable pursuant to tax benefit arrangements, current	9,190	—
Other current liabilities	22,642	25,479
Total current liabilities	135,079	111,895
Long-term debt, net of current maturities	1,670,831	1,676,426
Borrowings under Variable Funding Notes	75,000	75,000
Lease liabilities, net of current portion	175,934	167,910
Deferred revenue, net of current portion	31,900	32,587
Deferred tax liabilities	767	881
Payable pursuant to tax benefit arrangements, net of current portion	486,953	488,200
Other liabilities	2,505	2,511
Total noncurrent liabilities	2,443,890	2,443,515
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 83,225 and 82,821 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 3,363 and 3,722 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Accumulated other comprehensive income	56	27
Additional paid in capital	50,917	45,673
Accumulated deficit	(731,987)	(751,578)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(681,005)	(705,869)
Non-controlling interests	1,635	196
Total stockholders’ deficit	(679,370)	(705,673)
Total liabilities and stockholders’ deficit	$1,899,599	$1,849,737
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Franchise	$59,758	$16,214	$111,938	$65,125
Commission income	70	45	342	435
National advertising fund revenue	13,021	4,743	24,630	13,971
Corporate-owned stores	40,579	9,419	78,456	49,935
Equipment	23,823	9,813	33,762	37,998
Total revenue	137,251	40,234	249,128	167,464
Operating costs and expenses:
Cost of revenue	18,497	8,478	26,482	30,323
Store operations	28,430	14,681	54,337	40,838
Selling, general and administrative	21,789	15,896	44,279	32,848
National advertising fund expense	13,529	10,878	26,282	26,083
Depreciation and amortization	15,036	13,008	30,510	25,800
Other (gain) loss	(282)	15	(2,420)	26
Total operating costs and expenses	96,999	62,956	179,470	155,918
Income (loss) from operations	40,252	(22,722)	69,658	11,546
Other expense, net:
Interest income	195	359	412	2,286
Interest expense	(20,125)	(20,467)	(40,369)	(40,708)
Other income (expense)	(147)	(73)	18	(760)
Total other expense, net	(20,077)	(20,181)	(39,939)	(39,182)
Income (loss) before income taxes	20,175	(42,903)	29,719	(27,636)
Provision (benefit) for income taxes	5,159	(10,918)	8,513	(6,034)
Net income (loss)	15,016	(31,985)	21,206	(21,602)
Less net income (loss) attributable to non-controlling interests	1,006	(2,808)	1,615	(1,032)
Net income (loss) attributable to Planet Fitness, Inc.	$14,010	$(29,177)	19,591	$(20,570)
Net income (loss) per share of Class A common stock:
Basic	$0.17	$(0.36)	$0.24	$(0.26)
Diluted	$0.17	$(0.36)	$0.23	$(0.26)
Weighted-average shares of Class A common stock outstanding:
Basic	83,223	79,966	83,154	79,532
Diluted	83,837	79,966	83,771	79,532

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss) including non-controlling interests	$15,016	$(31,985)	$21,206	$(21,602)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	18	249	29	(360)
Total other comprehensive income (loss), net	18	249	29	(360)
Total comprehensive income (loss) including non-controlling interests	15,034	(31,736)	21,235	(21,962)
Less: total comprehensive income (loss) attributable to non-controlling interests	1,006	(2,808)	1,615	(1,032)
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$14,028	$(28,928)	$19,620	$(20,930)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$21,206	$(21,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,510	25,800
Amortization of deferred financing costs	3,155	3,187
Amortization of asset retirement obligations	38	33
Deferred tax expense (benefit)	7,210	(3,713)
Gain on re-measurement of tax benefit arrangement	(348)	(502)
Provision for bad debts	—	(28)
(Gain) loss on disposal of property and equipment	(27)	—
Equity-based compensation	4,049	2,493
Other	(82)	434
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,006	26,917
Inventory	(724)	(1,900)
Other assets and other current assets	6,059	(16,323)
National advertising fund	(8,362)	(7,941)
Accounts payable and accrued expenses	(102)	(22,354)
Other liabilities and other current liabilities	(3,725)	1,472
Income taxes	413	(4,485)
Equipment deposits	6,688	824
Deferred revenue	7,319	3,820
Leases and deferred rent	(17)	884
Net cash provided by (used in) operating activities	74,266	(12,984)
Cash flows from investing activities:
Additions to property and equipment	(19,395)	(21,161)
Proceeds from sale of property and equipment	1	169
Investments	(35,000)	—
Net cash used in investing activities	(54,394)	(20,992)
Cash flows from financing activities:
Principal payments on capital lease obligations	(104)	(84)
Proceeds from borrowings under Variable Funding Notes	—	75,000
Repayment of long-term debt	(8,750)	(8,750)
Proceeds from issuance of Class A common stock	578	1,583
Dividend equivalent payments	—	(174)
Distributions to Continuing LLC Members	(145)	(1,600)
Net cash (used in) provided by financing activities	(8,421)	65,975
Effects of exchange rate changes on cash and cash equivalents	120	(834)
Net increase in cash, cash equivalents and restricted cash	11,571	31,165
Cash, cash equivalents and restricted cash, beginning of period	515,800	478,795
Cash, cash equivalents and restricted cash, end of period	$527,371	$509,960
Supplemental cash flow information:
Net cash paid for income taxes	$889	$2,155
Cash paid for interest	$37,536	$37,724
Non-cash investing activities:
Non-cash additions to property and equipment	$3,500	$2,099
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	19,591	1,615	21,206
Equity-based compensation expense	—	—	—	—	—	4,049	—	—	4,049
Exchanges of Class B common stock	359	—	(359)	—	—	(415)	—	415	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	45	—	—	—	—	446	—	—	446
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,164	—	—	1,164
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(446)	(446)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(145)	(145)
Other comprehensive income	—	—	—	—	29	—	—	—	29
Balance at June 30, 2021	83,225	$8	3,363	$1	$56	$50,917	$(731,987)	$1,635	$(679,370)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net loss	—	—	—	—	—	—	(20,570)	(1,032)	(21,602)
Equity-based compensation expense	—	—	—	—	—	2,493	—	—	2,493
Exchanges of Class B common stock	2,062	—	(2,062)	—	—	(956)	—	956	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	74	—	—	—	—	1,353	—	—	1,353
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,190	—	—	6,190
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(438)	(438)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,600)	(1,600)
Forfeiture of dividend equivalents	—	—	—	—	—	—	18	—	18
Other comprehensive loss	—	—	—	—	(360)	—	—	—	(360)
Balance at June 30, 2020	79,994	$8	6,500	$1	$(57)	$38,900	$(757,139)	$(3,413)	$(721,700)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	83,202	$8	3,363	$1	$38	$48,275	$(745,997)	$997	$(696,678)
Net income	—	—	—	—	—	—	14,010	1,006	15,016
Equity-based compensation expense	—	—	—	—	—	2,610	—	—	2,610
Exercise of stock options, vesting of restricted share units and ESPP share purchase	23	—	—	—	—	32	—	—	32
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(223)	(223)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(145)	(145)
Other comprehensive income	—	—	—	—	18	—	—	—	18
Balance at June 30, 2021	83,225	$8	3,363	$1	$56	$50,917	$(731,987)	$1,635	$(679,370)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	79,928	$8	6,501	$1	$(306)	$36,460	$(727,946)	$(386)	$(692,169)
Net loss	—	—	—	—	—	—	(29,177)	(2,808)	(31,985)
Equity-based compensation expense	—	—	—	—	—	1,546	—	—	1,546
Exchanges of Class B common stock	1	—	(1)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted share units	65	—	—	—	—	894	—	—	894
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(219)	(219)
Forfeiture of dividend equivalents	—	—	—	—	—	—	(16)	—	(16)
Other comprehensive income	—	—	—	—	249	—	—	—	249
Balance at June 30, 2020	79,994	$8	6,500	$1	$(57)	$38,900	$(757,139)	$(3,413)	$(721,700)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 14.8 million members and 2,170 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of June 30, 2021.
In March 2020, the Company proactively closed all of its stores system wide in response to the novel coronavirus disease (“COVID-19”) pandemic in order to promote the health and safety of its members, team members and their communities. As of June 30, 2021, 2,130 stores had reopened, of which 2,026 were franchisee-owned stores and 104 were corporate-owned stores.
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
As of June 30, 2021, Planet Fitness, Inc. held 100.0% of the voting interest and 96.1% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 3.9% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the SEC on March 1, 2021. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of certain assets and liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Assets
Investments - held-to-maturity(1)	$25,000	$25,000	$—	$—
Liabilities
Long-term debt(2)	$1,708,750	$1,730,486	$1,717,500	$1,699,749
Variable Funding Notes(2)	$75,000	$75,000	$75,000	$75,000
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
(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,443	$—	$2,523	$—
MMR	2,045	—	2,099	—
Total	$4,488	$—	$4,622	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $7,101 and $7,842 as of June 30, 2021 and December 31, 2020, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the estimated fair value of the guarantees, which is not material.
(4) Investments
Investments - Debt securities
At June 30, 2021, we held preferred shares in certain privately held entities, accounted for under ASC Topic 320, Investments—Debt Securities, which are included in Investments in our condensed consolidated balance sheets. As of June 30, 2021, our investments consist of held-to-maturity preferred shares that we have the positive intent and ability to hold to maturity, and which are measured at amortized cost. We review our held-to-maturity securities for estimated credit losses under ASC Topic 326, Credit Impairment, noting we did not recognize significant credit losses and the ending allowance for credit losses was immaterial.
The amortized cost of our held-to-maturity debt security investments was $25,000 and $0 at June 30, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses for our held-to-maturity debt security investments as of June 30, 2021.
As of June 30, 2021, all of the Company’s held-to-maturity debt security investments had a contractual maturity in 2026.
Equity method investments
On April 9, 2021, the Company acquired a 20% ownership in Planet Fitness Australia Holdings, the Company’s franchisee and store operator in Australia, for $10,000. For the three months ended June 30, 2021, the Company’s proportionate share of the equity method investee’s earnings were immaterial.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at June 30, 2021 and December 31, 2020 is as follows:

June 30, 2021	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(131,303)	$42,730
Reacquired franchise rights	8.0	37,660	(18,233)	19,427
		211,693	(149,536)	62,157
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(149,536)	$208,757
Goodwill		$227,821	$—	$227,821

December 31, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(124,907)	$49,126
Reacquired franchise rights	8.0	37,660	(16,311)	21,349
		211,693	(141,218)	70,475
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(141,218)	$217,075
Goodwill		$227,821	$—	$227,821
 The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $4,159 and $4,222 for the three months ended June 30, 2021 and 2020, respectively, and $8,339 and $8,445 for the six months ended June 30, 2021 and 2020, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of June 30, 2021 is as follows:

Amount
Remainder of 2021	$8,318
2022	16,728
2023	16,558
2024	14,067
2025	3,066
Thereafter	3,420
Total	$62,157

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of June 30, 2021 and December 31, 2020 consists of the following:

	June 30, 2021	December 31, 2020
2018-1 Class A-2-I notes	$559,188	$562,063
2018-1 Class A-2-II notes	607,812	610,938
2019-1 Class A-2 notes	541,750	544,500
Borrowings under Variable Funding Notes	75,000	75,000
Total debt, excluding deferred financing costs	1,783,750	1,792,501
Deferred financing costs, net of accumulated amortization	(20,419)	(23,575)
Total debt	1,763,331	1,768,926
Current portion of long-term debt	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,745,831	$1,751,426
Future annual principal payments of long-term debt as of June 30, 2021 are as follows:

Amount
Remainder of 2021	$8,750
2022	568,062
2023	86,750
2024	11,750
2025	591,438
Thereafter	517,000
Total	$1,783,750
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable rate, which is 2.20% as of June 30, 2021. On December 3, 2019 the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2018 Class A-2-I Notes will be repaid in or prior to September 2022 and the 2018 Class A-2-II Notes will be repaid in or prior to September 2025. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in December 2029 (together, the “Anticipated

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Repayment Dates”). If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

As noted above, the Company borrowed the full $75,000 in Variable Funding Notes on March 20, 2020. The Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (or “LIBOR”) for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. As of June 30, 2021, the applicable borrowing rate is 2.20%. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full in or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year. The Company does not anticipate the expected discontinuation of LIBOR to have a material impact on its financial statements.

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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2021, the Company had restricted cash held by the Trustee of $42,226. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right of use asset, net	$171,485	$164,252
Finance lease assets	Property and equipment, net of accumulated depreciation	292	306
Total lease assets		$171,777	$164,558

Liabilities
Current:
Operating	Other current liabilities	$20,432	$19,544
Noncurrent:
Operating	Lease liabilities, net of current portion	175,934	167,910
Financing	Other liabilities	300	327
Total lease liabilities		$196,666	$187,781

Weighted-average remaining lease term (years) - operating leases		8.5	8.7

Weighted-average discount rate - operating leases		5.0%	5.1%

During the three and six months ended June 30, 2021 and 2020, the components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$7,283	$5,957	$13,976	$12,348
Variable lease cost	2,836	2,459	5,210	4,830
Total lease cost	$10,119	$8,416	$19,186	$17,178

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash paid for lease liabilities	$7,062	$5,599	$13,639	$11,397
Operating lease ROU assets obtained in exchange for operating lease liabilities	$8,013	$6,102	$12,640	$6,102

As of June 30, 2021, maturities of lease liabilities were as follows:

Amount
Remainder of 2021	$14,700
2022	29,955
2023	29,638
2024	29,614
2025	29,211
Thereafter	110,468
Total lease payments	$243,586
Less: imputed interest	46,920
Present value of lease liabilities	$196,666

As of June 30, 2021, operating lease payments exclude approximately $41,664 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2020 and June 30, 2021:

Contract liabilities
Balance at December 31, 2020	$59,278
Revenue recognized that was included in the contract liability at the beginning of the year	(18,707)
Increase, excluding amounts recognized as revenue during the period	26,102
Balance at June 30, 2021	$66,673
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021. The Company has elected to exclude short-term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
Remainder of 2021	$28,816
2022	8,024
2023	3,805
2024	3,459
2025	3,108
Thereafter	19,461
Total	$66,673
(9) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Franchise revenue	$587	$—	$1,140	$500
Equipment revenue	—	—	—	93
Total revenue from related parties	$587	$—	$1,140	$593
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $176 and $182 as of June 30, 2021 and December 31, 2020, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $74,347 and $71,416, as of June 30, 2021 and December 31, 2020, respectively (see Note 12).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $500 and $224 for the three months ended June 30, 2021 and 2020, respectively, and $999 and $793 for the six months ended June 30, 2021 and 2020, respectively.
For the three months ended June 30, 2021 and 2020, the Company incurred approximately $0 and $11, respectively, and $0 and $60 for the six months ended June 30, 2021 and 2020, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
In May 2020, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March 2020 that were not collected as part of the typical monthly process as a result of the impact of COVID-19. The third party payment processor has begun its repayment of this loan and the Company anticipates repayment in full by the end of 2021. As of June 30, 2021, approximately $747 of the loan balance is outstanding and is included within other receivables on the balance sheet.
In April 2021, the Company made an equity method investment in a franchisee. See Note 4.
(10) Stockholders’ Equity
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
During the six months ended June 30, 2021, certain existing holders of Holdings Units exercised their exchange rights and exchanged 358,979 Holdings Units for 358,979 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 358,979 shares of Class B common stock were surrendered by the holders of Holdings Units

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 358,979 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of June 30, 2021:
•Holders of our Class A common stock owned 83,224,679 shares of our Class A common stock, representing 96.1% of the voting power in the Company and, through the Company, 83,224,679 Holdings Units representing 96.1% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 3,363,075 Holdings Units, representing 3.9% of the economic interest in Pla-Fit Holdings, and 3,363,075 shares of our Class B common stock, representing 3.9% of the voting power in the Company.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of June 30, 2021 and December 31, 2020.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$15,016	$(31,985)	$21,206	$(21,602)
Less: net income (loss) attributable to non-controlling interests	1,006	(2,808)	1,615	(1,032)
Net income (loss) attributable to Planet Fitness, Inc.	$14,010	$(29,177)	$19,591	$(20,570)
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,222,601	79,965,842	83,153,731	79,532,155
Effect of dilutive securities:
Stock options	566,500	—	564,618	—
Restricted stock units	47,995	—	52,942	—
Weighted-average shares of Class A common stock outstanding - diluted	83,837,096	79,965,842	83,771,291	79,532,155
Earnings (loss) per share of Class A common stock - basic	$0.17	$(0.36)	$0.24	$(0.26)
Earnings (loss) per share of Class A common stock - diluted	$0.17	$(0.36)	$0.23	$(0.26)
Potentially dilutive stock options of 516,927 and 546,303 for the three and six months ended June 30, 2020 and restricted stock units of 31,811 and 41,189 for the three and six months ended June 30, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 3,363,075 and 6,500,908 for the three months ended June 30, 2021 and 2020, respectively, and 3,417,158 and 7,139,172 for the six months ended June 30, 2021 and 2020, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 207,382 and 179,893 for the three months ended June 30, 2021 and 2020, respectively, and 126,270 and 147,118 for the six months ended June 30, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 866 and 2,331 for the three months ended June 30, 2021 and 2020, respectively, and 435 and 3,069 for the six months ended June 30, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 25.6% and 25.4% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 28.6% and 21.8% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, the recognition of a tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $512,587 and $510,319 as of June 30, 2021 and December 31, 2020, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of June 30, 2021 and December 31, 2020, the total liability related to uncertain tax positions was $420. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2021 and 2020 were not material.
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
During the six months ended June 30, 2021, 358,979 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $258 during the six months ended June 30, 2021. As a result of these exchanges, during the six months ended June 30, 2021, we also recognized deferred tax assets in the amount of $9,714, and corresponding tax benefit arrangement liabilities of $8,292, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of June 30, 2021 and December 31, 2020, the Company had a liability of $496,143 and $488,200, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2021	$—
2022	13,415
2023	35,917
2024	42,376
2025	51,931
Thereafter	352,504
Total	$496,143
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants, including an officer of the Company who is a related party, received a final amendment to the joint and several judgment against them in a civil action brought by a former employee. As of June 30, 2021, the Company has estimated its obligation related to this matter to be approximately $2,117, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $2,117 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of June 30, 2021 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Franchise segment revenue - U.S.	$72,402	$20,819	$135,746	$78,161
Franchise segment revenue - International	447	183	1,164	1,370
Franchise segment total	72,849	21,002	136,910	79,531
Corporate-owned stores - U.S.	40,507	9,244	78,307	48,810
Corporate-owned stores - International	72	175	149	1,125
Corporate-owned stores total	40,579	9,419	78,456	49,935
Equipment segment - U.S.	23,336	9,813	33,275	37,507
Equipment segment - International	487	—	487	491
Equipment segment total	23,823	9,813	33,762	37,998
Total revenue	$137,251	$40,234	$249,128	$167,464
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $1,712 and $868 for the three months ended June 30, 2021 and 2020, respectively, and $2,491 and $2,880 for the six months June 30, 2021 and 2020, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Segment EBITDA
Franchise	$51,756	$3,529	$92,936	$40,275
Corporate-owned stores	10,372	(6,342)	21,062	5,665
Equipment	5,608	1,311	7,438	7,677
Corporate and other	(12,595)	(8,285)	(21,250)	(17,031)
Total Segment EBITDA	$55,141	$(9,787)	$100,186	$36,586

The following table reconciles total Segment EBITDA to income (loss) before taxes:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total Segment EBITDA	$55,141	$(9,787)	$100,186	$36,586
Less:
Depreciation and amortization	15,036	13,008	30,510	25,800
Other income (expense)	(147)	(73)	18	(760)
Income (loss) from operations	40,252	(22,722)	69,658	11,546
Interest income	195	359	412	2,286
Interest expense	(20,125)	(20,467)	(40,369)	(40,708)
Other income (expense)	(147)	(73)	18	(760)
Income (loss) before income taxes	$20,175	$(42,903)	$29,719	$(27,636)
The following table summarizes the Company’s assets by reportable segment:

	June 30, 2021	December 31, 2020
Franchise	$178,023	$174,812
Corporate-owned stores	472,889	468,628
Equipment	183,801	171,201
Unallocated	1,064,886	1,035,096
Total consolidated assets	$1,899,599	$1,849,737
The table above includes $720 and $828 of long-lived assets located in the Company’s international corporate-owned stores as of June 30, 2021 and December 31, 2020, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2021	December 31, 2020
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Consolidated goodwill	$227,821	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,043	1,940	2,021	1,903
New stores opened	21	21	43	59
Stores debranded, sold or consolidated(1)	—	(1)	—	(2)
Stores operated at end of period(2)	2,064	1,960	2,064	1,960

Corporate-owned stores:
Stores operated at beginning of period	103	99	103	98
New stores opened	3	—	3	1
Stores acquired from franchisees	—	—	—	—
Stores operated at end of period(2)	106	99	106	99

Total stores:
Stores operated at beginning of period	2,146	2,039	2,124	2,001
New stores opened	24	21	46	60
Stores acquired, debranded, sold or consolidated(1)	—	(1)	—	(2)
Stores operated at end of period(2)	2,170	2,059	2,170	2,059
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
(2)    The “stores operated” include stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of June 30, 2021 2,130 were re-opened and operating, of which 2,026 were franchisee-owned stores and 104 were corporate-owned stores.

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
As of June 30, 2021, we had more than 14.8 million members and 2,170 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,170 stores, 2,064 are franchised and 106 are corporate-owned. As of June 30, 2021, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty, which has negatively impacted our recent operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in early May 2020 as local guidelines allowed, and as of June 30, 2021, 2,130 of our stores were open and operating, of which 2,026 were franchisee-owned stores and 104 were corporate-owned stores. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As previously announced, members have not and will not be charged membership dues while our stores are temporarily closed and are credited for any membership dues paid for periods when our stores were closed. Compared to the periods prior to March 2020, we have experienced and may continue to experience decreased new store development and remodels, as well as decreased replacement equipment sales in 2021 as a result of the COVID-19 pandemic.
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
The duration of the COVID-19 pandemic and the extent of its impact on our business cannot be reasonably estimated at this time. We anticipate that the COVID-19 pandemic may continue to negatively impact our operating results in future periods. As a result of COVID-19 we have experienced to date, and may continue to experience, a decrease in our net membership base compared to membership levels in March 2020.
We have taken a number of actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the impact of the COVID-19 pandemic on our business. Although the COVID-19 pandemic may continue to negatively impact the Company’s operations and cash flows, based on management’s current expectations and currently available information, the Company believes current cash and cash from operations will be sufficient to meet its operating cash requirements, planned capital expenditures and interest and principal payments for at least the next twelve months.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2021 and June 30, 2020. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue
Franchise segment	$72,849	$21,002	$136,910	$79,531
Corporate-owned stores segment	40,579	9,419	78,456	49,935
Equipment segment	23,823	9,813	33,762	37,998
Total revenue	$137,251	$40,234	$249,128	$167,464

Segment EBITDA
Franchise	$51,756	$3,529	$92,936	$40,275
Corporate-owned stores	10,372	(6,342)	21,062	5,665
Equipment	5,608	1,311	7,438	7,677
Corporate and other	(12,595)	(8,285)	(21,250)	(17,031)
Total Segment EBITDA(1)	$55,141	$(9,787)	$100,186	$36,586

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income (loss), the most directly comparable U.S. GAAP measure.

A reconciliation of income (loss) from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2021
Income (loss) from operations	$49,869	$1,727	$4,347	$(15,691)	$40,252
Depreciation and amortization	1,887	8,600	1,261	3,288	15,036
Other income	—	45	—	(192)	(147)
Segment EBITDA(1)	$51,756	$10,372	$5,608	$(12,595)	$55,141

Three months ended June 30, 2020
Income (loss) from operations	$1,644	$(13,776)	$49	$(10,639)	$(22,722)
Depreciation and amortization	1,965	7,262	1,262	2,519	13,008
Other (expense) income	(80)	172	—	(165)	(73)
Segment EBITDA(1)	$3,529	$(6,342)	$1,311	$(8,285)	$(9,787)

Six months ended June 30, 2021
Income (loss) from operations	$89,154	$3,106	$4,984	$(27,586)	$69,658
Depreciation and amortization	3,782	17,866	2,522	6,340	30,510
Other income (expense)	—	90	(68)	(4)	18
Segment EBITDA(1)	$92,936	$21,062	$7,438	$(21,250)	$100,186

Six months ended June 30, 2020
Income (loss) from operations	$36,467	$(8,097)	$5,152	$(21,976)	$11,546
Depreciation and amortization	3,892	14,584	2,525	4,799	25,800
Other (expense) income	(84)	(822)	—	146	(760)
Segment EBITDA(1)	$40,275	$5,665	$7,677	$(17,031)	$36,586

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income (loss), the most directly comparable U.S. GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, system-wide sales, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income (loss) and Adjusted net income (loss) per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income (loss), and Adjusted net income (loss) per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income (loss), and Adjusted net income (loss) per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income (loss) to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net income (loss) per share, diluted to net income (loss) per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
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
The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,043	1,940	2,021	1,903
New stores opened	21	21	43	59
Stores debranded, sold or consolidated(1)	—	(1)	—	(2)
Stores operated at end of period(2)	2,064	1,960	2,064	1,960

Corporate-owned stores:
Stores operated at beginning of period	103	99	103	98
New stores opened	3	—	3	1
Stores operated at end of period(2)	106	99	106	99

Total stores:
Stores operated at beginning of period	2,146	2,039	2,124	2,001
New stores opened	24	21	46	60
Stores acquired, debranded, sold or consolidated(1)	—	(1)	—	(2)
Stores operated at end of period(2)	2,170	2,059	2,170	2,059

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of June 30, 2021, 2,130 were re-opened and operating, of which 2,026 were franchisee-owned stores and 104 were corporate-owned stores.

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
As a result of the closure of all of our stores due to COVID-19 in March 2020, a majority of the stores remained temporarily closed for a portion of the three and six months ended June 30, 2020. Because less than 50% of our stores in the same store sales base had membership billings in all of the months included in the three and six months ending June 30, 2020, we are not able to provide same store sales comparisons for the current or prior year periods.
Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $868 million and $86 million, during the three months ended June 30, 2021 and 2020, respectively, and $1,634 million and $1,002 million during the six months ended June 30, 2021 and 2020, respectively.

Non-GAAP financial measures
We refer to EBITDA and Adjusted EBITDA as we use these measures to evaluate our operating performance and we believe these measures provide useful information to investors in evaluating our performance. EBITDA and Adjusted EBITDA as presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered as substitutes for U.S. GAAP metrics such as net income (loss) or any other performance measures derived in accordance with U.S. GAAP. Also, in the future we may incur expenses or charges such as those used to calculate Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. We have also disclosed Segment EBITDA as an important financial metric utilized by the Company to evaluate performance and allocate resources to segments in accordance with ASC 280, Segment Reporting. As part of such disclosure in “Our Segments” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has provided a reconciliation from income (loss) from operations to Total Segment EBITDA, which is equal to the Non-GAAP financial metric EBITDA.
We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our board of directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, stock offering-related costs, and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period.
A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss)	$15,016	$(31,985)	$21,206	$(21,602)
Interest income	(195)	(359)	(412)	(2,286)
Interest expense	20,125	20,467	40,369	40,708
Provision (benefit) for income taxes	5,159	(10,918)	8,513	(6,034)
Depreciation and amortization	15,036	13,008	30,510	25,800
EBITDA	$55,141	$(9,787)	$100,186	$36,586
Purchase accounting adjustments-revenue(1)	128	79	197	146
Purchase accounting adjustments-rent(2)	97	129	214	271
Severance costs(3)	—	159	—	159
Pre-opening costs(4)	481	154	847	515
Insurance recovery(5)	(325)	—	(2,500)	—
Tax benefit arrangement remeasurement(6)	—	—	(348)	(502)
Other(7)	54	—	688	93
Adjusted EBITDA	$55,576	$(9,266)	$99,284	$37,268

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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $33, $41, $82, and $82 in the three and six months ended June 30, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $88, $132 and $189 in the three and six months ended June 30, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents severance expense recorded in connection with an equity award modification.
(4)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(5)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(6)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(7)Represents certain other charges and gains that we do not believe reflect our underlying business performance.

Our presentation of Adjusted net income (loss) and Adjusted net income (loss) per share, diluted, assumes that all net income (loss) is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-recurring items that we do not believe directly reflect our core operations. Adjusted net income (loss) per share, diluted, is calculated by dividing Adjusted net income (loss) by the total shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with U.S. GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income (loss) and Adjusted net income (loss) per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income (loss) and earnings (loss) per share, as calculated in accordance with U.S. GAAP. We believe Adjusted net income (loss) and Adjusted net income (loss) per share, diluted, supplement U.S. GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income (loss) to net income (loss), the most directly comparable U.S. GAAP measure, and the computation of Adjusted net income (loss) per share, diluted, are set forth below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$15,016	$(31,985)	$21,206	$(21,602)
Provision (benefit) for income taxes, as reported	5,159	(10,918)	8,513	(6,034)
Purchase accounting adjustments-revenue(1)	128	79	197	146
Purchase accounting adjustments-rent(2)	97	129	214	271
Severance costs(3)	—	159	—	159
Pre-opening costs(4)	481	154	847	515
Insurance recovery(5)	(325)	—	(2,500)	—
Tax benefit arrangement remeasurement(6)	—	—	(348)	(502)
Other(7)	54	—	688	93
Purchase accounting amortization(8)	4,159	4,211	8,318	8,424
Adjusted income (loss) before income taxes	$24,769	$(38,171)	$37,135	$(18,530)
Adjusted income tax expense (benefit)(9)	6,589	(10,230)	9,878	(4,966)
Adjusted net income (loss)	$18,180	$(27,941)	$27,257	$(13,564)

Adjusted net income (loss) per share, diluted	$0.21	$(0.32)	$0.31	$(0.16)

Adjusted weighted-average shares outstanding(10)	87,200	86,467	87,188	86,671

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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $33, $41, $82, and $82 in the three and six months ended June 30, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $88, $132 and $189 in the three and six months ended June 30, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents severance expense recorded in connection with an equity award modification.

(4)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(5)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(6)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(7)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(8)Includes $3,096, $3,096, $6,192 and $6,192 of amortization of intangible assets, for the three and six months ended June 30, 2021 and 2020, respectively, recorded in connection with the 2012 Acquisition, and $1,063, $1,116, $2,126 and $2,231 of amortization of intangible assets for the three and six months ended June 30, 2021 and 2020, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(9)Represents corporate income taxes at an assumed effective tax rate of 26.6% for the three and six months ended June 30, 2021 and 26.8% for the three and six months ended June 30, 2020, applied to adjusted income (loss) before income taxes.
(10)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income (loss) per share, diluted, to Adjusted net income (loss) per share, diluted is set forth below for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Net income per share, diluted	Net loss	Weighted Average Shares	Net loss per share, diluted
Net income (loss) attributable to Planet Fitness, Inc.(1)	$14,010	83,837	$0.17	$(29,177)	79,966	$(0.36)
Assumed exchange of shares(2)	1,006	3,363		(2,808)	6,501
Net income (loss)	15,016			(31,985)
Adjustments to arrive at adjusted income (loss) before income taxes(3)	9,753			(6,186)
Adjusted income (loss) before income taxes	24,769			(38,171)
Adjusted income tax expense (benefit)(4)	6,589			(10,230)
Adjusted net income (loss)	$18,180	87,200	$0.21	$(27,941)	86,467	$(0.32)
(1)Represents net income (loss) attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income (loss) attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income (loss) before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.8% for the three months ended June 30, 2021 and 2020, respectively, applied to adjusted income (loss) before income taxes.

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net loss	Weighted Average Shares	Net loss per share, diluted
Net income (loss) attributable to Planet Fitness, Inc.(1)	$19,591	83,771	$0.23	$(20,570)	79,532	$(0.26)
Assumed exchange of shares(2)	1,615	3,417		(1,032)	7,139
Net income (loss)	21,206			(21,602)
Adjustments to arrive at adjusted income (loss) before income taxes(3)	15,929			3,072
Adjusted income (loss) before income taxes	37,135			(18,530)
Adjusted income tax expense (benefit)(4)	9,878			(4,966)
Adjusted net income (loss)	$27,257	87,188	$0.31	$(13,564)	86,671	$(0.16)

(1)Represents net income (loss) attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted of Class A common stock outstanding.
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. Also assumes the addition of net income (loss) attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and Class B common shares for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income (loss) table above to arrive at adjusted income (loss) before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.8% for the six months ended June 30, 2021 and 2020, respectively, applied to adjusted income (loss) before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Franchise revenue	43.5%	40.3%	44.9%	38.9%
Commission income	0.1%	0.1%	0.1%	0.3%
National advertising fund revenue	9.4%	11.8%	9.9%	8.3%
Franchise segment	53.0%	52.2%	54.9%	47.5%
Corporate-owned stores	29.6%	23.4%	31.5%	29.8%
Equipment	17.4%	24.4%	13.6%	22.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	13.5%	21.1%	10.6%	18.1%
Store operations	20.7%	36.5%	21.8%	24.4%
Selling, general and administrative	15.9%	39.5%	17.8%	19.6%
National advertising fund expense	9.9%	27.0%	10.5%	15.6%
Depreciation and amortization	11.0%	32.3%	12.2%	15.4%
Other (gain) loss	(0.2)%	—%	(1.0)%	—%
Total operating costs and expenses	70.8%	156.4%	71.9%	93.1%
Income (loss) from operations	29.2%	(56.4)%	28.1%	6.9%
Other income (expense), net:
Interest income	0.1%	0.9%	0.2%	1.4%
Interest expense	(14.7)%	(50.9)%	(16.2)%	(24.3)%
Other income (expense)	(0.1)%	(0.2)%	—%	(0.5)%
Total other expense, net	(14.7)%	(50.2)%	(16.0)%	(23.4)%
Income (loss) before income taxes	14.5%	(106.6)%	12.1%	(16.5)%
Provision (benefit) for income taxes	3.8%	(27.1)%	3.4%	(3.6)%
Net income (loss)	10.7%	(79.5)%	8.7%	(12.9)%
Less net income (loss) attributable to non-controlling interests	0.7%	(7.0)%	0.6%	(0.6)%
Net income (loss) attributable to Planet Fitness, Inc.	10.0%	(72.5)%	8.1%	(12.3)%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in thousands)
Revenue:
Franchise revenue	$59,758	$16,214	$111,938	$65,125
Commission income	70	45	342	435
National advertising fund revenue	13,021	4,743	24,630	13,971
Franchise segment	72,849	21,002	136,910	79,531
Corporate-owned stores	40,579	9,419	78,456	49,935
Equipment	23,823	9,813	33,762	37,998
Total revenue	137,251	40,234	249,128	167,464
Operating costs and expenses:
Cost of revenue	18,497	8,478	26,482	30,323
Store operations	28,430	14,681	54,337	40,838
Selling, general and administrative	21,789	15,896	44,279	32,848
National advertising fund expense	13,529	10,878	26,282	26,083
Depreciation and amortization	15,036	13,008	30,510	25,800
Other (gain) loss	(282)	15	(2,420)	26
Total operating costs and expenses	96,999	62,956	179,470	155,918
Income (loss) from operations	40,252	(22,722)	69,658	11,546
Other income (expense), net:
Interest income	195	359	412	2,286
Interest expense	(20,125)	(20,467)	(40,369)	(40,708)
Other income (expense)	(147)	(73)	18	(760)
Total other expense, net	(20,077)	(20,181)	(39,939)	(39,182)
Income (loss) before income taxes	20,175	(42,903)	29,719	(27,636)
Provision (benefit) for income taxes	5,159	(10,918)	8,513	(6,034)
Net income (loss)	15,016	(31,985)	21,206	(21,602)
Less net income (loss) attributable to non-controlling interests	1,006	(2,808)	1,615	(1,032)
Net income (loss) attributable to Planet Fitness, Inc.	$14,010	$(29,177)	$19,591	$(20,570)
Comparison of the three months ended June 30, 2021 and three months ended June 30, 2020
Revenue
Total revenues were $137.3 million in the three months ended June 30, 2021, compared to $40.2 million in the three months ended June 30, 2020, an increase of $97.0 million, or 241.1%.
Franchise segment revenue was $72.8 million in the three months ended June 30, 2021, compared to $21.0 million in the three months ended June 30, 2020, an increase of $51.8 million, or 246.9%.
Franchise revenue was $59.8 million in the three months ended June 30, 2021 compared to $16.2 million in the three months ended June 30, 2020, an increase of $43.5 million or 268.6%. Included in franchise revenue is royalty revenue of $52.5 million, franchise and other fees of $5.5 million, and placement revenue of $1.7 million for the three months ended June 30, 2021, compared to royalty revenue of $14.9 million, franchise and other fees of $0.5 million, and placement revenue of $0.9 million for the three months ended June 30, 2020. The franchise revenue increases in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 were primarily due to temporary store closures as a result of COVID-19 in the prior year period.
Commission income, which is included in our franchise segment, was $0.1 million in the three months ended June 30, 2021 compared to $0.0 million in the three months ended June 30, 2020.

National advertising fund revenue was $13.0 million in the three months ended June 30, 2021, compared to $4.7 million in the three months ended June 30, 2020. The $8.3 million increase in national advertising fund revenue was primarily due to temporary store closures as a result of COVID-19 in the prior year period.
Revenue from our corporate-owned stores segment was $40.6 million in the three months ended June 30, 2021, compared to $9.4 million in the three months ended June 30, 2020, an increase of $31.2 million, or 330.8%. The increase was primarily due to temporary store closures as a result of COVID-19 in the prior year period, as well as the opening of seven new corporate-owned stores since April 1, 2020.
Equipment segment revenue was $23.8 million in the three months ended June 30, 2021, compared to $9.8 million in the three months ended June 30, 2020, an increase of $14.0 million, or 142.8%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to temporary store closures as a result of COVID-19 in the prior year period.
Cost of revenue
Cost of revenue was $18.5 million in the three months ended June 30, 2021 compared to $8.5 million in the three months ended June 30, 2020, an increase of $10.0 million, or 118.2%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily as a result of temporary store closures as a result of COVID-19 in the prior year period.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $28.4 million in the three months ended June 30, 2021 compared to $14.7 million in the three months ended June 30, 2020, an increase of $13.7 million, or 93.7%. The increase was primarily attributable to lower operating and payroll expenses in the prior year period as a result of COVID-19 related closures, and higher expenses as a result of the opening of seven new corporate-owned stores since April 1, 2020.
Selling, general and administrative
Selling, general and administrative expenses were $21.8 million in the three months ended June 30, 2021 compared to $15.9 million in the three months ended June 30, 2020, an increase of $5.9 million, or 37.1%. The $5.9 million increase was primarily driven by higher incentive and stock-based compensation, travel expenses, and expenses associated with our mobile app during the three months ended June 30, 2021 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $13.5 million in the three months ended June 30, 2021 compared to $10.9 million in the three months ended June 30, 2020, due to lower advertising and marketing expenses in the prior year period as a result of lower membership billings due to the COVID-19 pandemic.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $15.0 million in the three months ended June 30, 2021 compared to $13.0 million in the three months ended June 30, 2020, an increase of $2.0 million, or 15.6%. The increase was primarily attributable to the opening of seven new corporate-owned stores since April 1, 2020 and depreciation of new information systems assets.
Other (gain) loss
Other (gain) loss was a gain of $0.3 in the three months ended June 30, 2021 compared to zero in the three months ended June 30, 2020.
Interest income
Interest income was $0.2 million in the three months ended June 30, 2021, compared to $0.4 million in the three months ended June 30, 2020, primarily as a result of lower interest rates in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $20.1 million in the three months ended June 30, 2021 and $20.5 million in the three months ended June 30, 2020.

Other income (expense)
Other income was $0.1 million in the three months ended June 30, 2021 compared to expense of $0.1 million in the three months ended June 30, 2020.
Provision (benefit) for income taxes
Provision for income taxes was $5.2 million in the three months ended June 30, 2021, compared to a benefit of $10.9 million in the three months ended June 30, 2020, an increase of $16.1 million. The increase in the provision for income taxes was primarily attributable to higher income before income taxes in the three months ended June 30, 2021 as compared to a loss before income taxes in the three months ended June 30, 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $51.8 million in the three months ended June 30, 2021 compared to $3.5 million in the three months ended June 30, 2020, an increase of $48.2 million. The franchise segment EBITDA increase in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to a $37.7 million increase in franchise royalty revenue, a $8.3 million increase in NAF revenue, and a $5.0 million increase in franchise and other fees, primarily attributable to temporary store closures as a result of COVID-19 in the prior year period. Depreciation and amortization was $1.9 million in both the three months ended June 30, 2021 and the three months ended June 30, 2020.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $10.4 million in the three months ended June 30, 2021 compared to a loss of $6.3 million in the three months ended June 30, 2020, an increase of $16.7 million. The corporate-owned store segment EBITDA increase was primarily a result of temporary store closures related to COVID-19 in the prior year period, as well as the opening of seven new corporate-owned stores since April 1, 2020. Depreciation and amortization was $8.6 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase in depreciation and amortization was primarily attributable to the stores opened since April 1, 2020.
Equipment
Segment EBITDA for the equipment segment was $5.6 million in the three months ended June 30, 2021 compared to $1.3 million in the three months ended June 30, 2020, an increase of $4.3 million. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to temporary store closures as a result of COVID-19 in the prior year period. Depreciation and amortization was $1.3 million for both the three months ended June 30, 2021 and 2020.
Comparison of the six months ended June 30, 2021 and six months ended June 30, 2020
Revenue
Total revenues were $249.1 million in the six months ended June 30, 2021, compared to $167.5 million in the six months ended June 30, 2020, an increase of $81.7 million, or 48.8%.
Franchise segment revenue was $136.9 million in the six months ended June 30, 2021, compared to $79.5 million in the six months ended June 30, 2020, an increase of $57.4 million, or 72.1%.
Franchise revenue was $111.9 million in the six months ended June 30, 2021 compared to $65.1 million in the six months ended June 30, 2020, an increase of $46.8 million or 71.9%. Included in franchise revenue is royalty revenue of $99.1 million, franchise and other fees of $10.3 million, and placement revenue of $2.5 million for the six months ended June 30, 2021, compared to royalty revenue of $55.5 million, franchise and other fees of $6.7 million, and placement revenue of $2.9 million for the six months ended June 30, 2020. The franchise revenue increases in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 were primarily due to temporary store closures related to COVID-19 beginning in March 2020.
Commission income, which is included in our franchise segment, was $0.3 million in the six months ended June 30, 2021 compared to $0.4 million in the six months ended June 30, 2020.
National advertising fund revenue was $24.6 million in the six months ended June 30, 2021, compared to $14.0 million in the six months ended June 30, 2020. The increase in national advertising fund revenue in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily a result of the temporary closures related to COVID-19 beginning in March 2020.

Revenue from our corporate-owned stores segment was $78.5 million in the six months ended June 30, 2021, compared to $49.9 million in the six months ended June 30, 2020, an increase of $28.5 million, or 57.1%. The increase was primarily attributable to temporary store closures related to COVID-19 beginning in March 2020, as well as the opening of eight new corporate-owned stores since January 1, 2020.
Equipment segment revenue was $33.8 million in the six months ended June 30, 2021, compared to $38.0 million in the six months ended June 30, 2020, a decrease of $4.2 million, or 11.1%. The decrease was driven by lower equipment sales to new franchisee-owned stores in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of store closures beginning in March 2020, and providing all franchisees with a 12-month extension for all new store development obligations as a result of COVID-19, partially offset by higher replacement equipment sales to existing franchisee-owned stores.
Cost of revenue
Cost of revenue was $26.5 million in the six months ended June 30, 2021 compared to $30.3 million in the six months ended June 30, 2020, a decrease of $3.8 million, or 12.7%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new franchisee-owned stores, partially offset by higher replacement equipment sales to existing franchisee-owned stores in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of store closures beginning in March 2020, and providing all franchisees with a 12-month extension for all new store development obligations and an 18-month extension on re-equipment investment obligations, both as a result of COVID-19.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $54.3 million in the six months ended June 30, 2021 compared to $40.8 million in the six months ended June 30, 2020, an increase of $13.5 million, or 33.1%. The increase was primarily attributable to lower operating and marketing expenses as a result of COVID-19 related closures beginning in March 2020, partially offset by higher expenses as a result of the opening of eight new corporate-owned stores since January 1, 2020.
Selling, general and administrative
Selling, general and administrative expenses were $44.3 million in the six months ended June 30, 2021 compared to $32.8 million in the six months ended June 30, 2020, an increase of $11.4 million, or 34.8%. The $11.4 million increase was primarily driven by higher incentive and stock-based compensation, local marketing support for our California re-openings, and expenses associated with our mobile app during the six months ended June 30, 2021 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $26.3 million in the six months ended June 30, 2021 compared to $26.1 million in the six months ended June 30, 2020.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $30.5 million in the six months ended June 30, 2021 compared to $25.8 million in the six months ended June 30, 2020, an increase of $4.7 million, or 18.3%. The increase was primarily attributable to the opening of corporate-owned stores since January 1, 2020 and depreciation of new information systems assets.
Other (gain) loss
Other gain was $2.4 in the six months ended June 30, 2021 compared to zero in the six months ended June 30, 2020. In the six months ended June 30, 2021, this includes a gain of $2.5 million from an insurance recovery related to the settlement of legal claims.
Interest income
Interest income was $0.4 million in the six months ended June 30, 2021 compared to $2.3 million in the six months ended June 30, 2020, primarily as a result of lower interest rates in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense was $40.4 million in the six months ended June 30, 2021 compared to $40.7 million in the six months ended June 30, 2020.
Other income (expense)
Other income was zero in the six months ended June 30, 2021 and expense of $0.8 million in the six months ended June 30, 2020.
(Benefit) provision for income taxes
The provision for income taxes was $8.5 million in the six months ended June 30, 2021, compared to a benefit of $6.0 million in the six months ended June 30, 2020. The increase in the provision for income taxes was primarily attributable to the Company’s net income before income taxes in the six months ended June 30, 2021 as compared to a net loss before income taxes for the six months ended June 30, 2020, primarily as a result of COVID-19 related closures beginning in March 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $92.9 million in the six months ended June 30, 2021 compared to $40.3 million in the six months ended June 30, 2020, an increase of $52.7 million, or 130.8%. The franchise segment EBITDA increase in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a $43.6 million increase in royalty revenue and a $10.7 million increase in NAF revenue, both as a result of COVID-19 related store closures beginning in March 2020. Depreciation and amortization was $3.8 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $21.1 million in the six months ended June 30, 2021 compared to $5.7 million in the six months ended June 30, 2020, an increase of $15.4 million, or 271.8%. The corporate-owned store segment EBITDA increase was primarily attributable to temporary store closures related to COVID-19 beginning in March 2020, as well as the opening of eight new corporate-owned stores since January 1, 2020. Depreciation and amortization was $17.9 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase in depreciation and amortization was primarily attributable the opening of corporate-owned stores since January 1, 2020.
Equipment
Segment EBITDA for the equipment segment was $7.4 million in the six months ended June 30, 2021 compared to $7.7 million in the six months ended June 30, 2020, a decrease of $0.2 million, or 3.1%, as a result of lower equipment sales to new franchisee-owned stores in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of store closures beginning in March 2020, and providing all franchisees with a 12-month extension for all new store development obligations as a result of COVID-19, partially offset by higher replacement equipment sales to existing franchisee-owned stores. Depreciation and amortization was $2.5 million for both the six months ended June 30, 2021 and 2020.
Liquidity and capital resources
As of June 30, 2021, we had $469.1 million of cash and cash equivalents.
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

The following table presents summary cash flow information for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$74,266	$(12,984)
Investing activities	(54,394)	(20,992)
Financing activities	(8,421)	65,975
Effect of foreign exchange rates on cash	120	(834)
Net increase in cash	$11,571	$31,165
Operating activities
For the six months ended June 30, 2021, net cash provided by operating activities was $74.3 million compared to net cash used in operating activities of $13.0 million in the six months ended June 30, 2020, an increase of $87.3 million. Of the increase, $59.6 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, and $27.6 million is due to favorable changes in working capital primarily from accounts payable, accrued expenses, other assets and equipment deposits, partially offset by an unfavorable change in accounts receivable, all as a result of the temporary store closures related to COVID-19 in the prior year period.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(in thousands)	2021	2020
New corporate-owned stores and corporate-owned stores not yet opened	$4,801	$5,365
Existing corporate-owned stores	7,813	8,300
Information systems	6,653	7,417
Corporate and all other	128	79
Total capital expenditures	$19,395	$21,161

For the six months ended June 30, 2021, net cash used in investing activities was $54.4 million compared to $21.0 million in the six months ended June 30, 2020, an increase of $33.4 million. The primary driver for the increase in cash used in investing activities was $35.0 million of cash used for investments in the six months ended June 30, 2021, partially offset by $1.8 million of lower capital expenditures in the current year period.
Financing activities
For the six months ended June 30, 2021, net cash used for financing activities was $8.4 million compared to net cash provided by financing activities of $66.0 million in the six months ended June 30, 2020, a decrease of $74.4 million. The primary driver of the decrease was the Company’s incurrence of $75.0 million of borrowings under its Variable Funding Notes in the six months ended June 30, 2020.
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
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2021, the Company had restricted cash held by the Trustee of $42.2 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

Off-balance sheet arrangements
As of June 30, 2021, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $7.1 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees as of June 30, 2021 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2021, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/21 - 04/30/21	—	$—	—	$200,000,000
05/01/21 - 05/31/21	—	—	—	200,000,000
06/01/21 - 06/30/21	—	—	—	200,000,000
Total	—	$—	—

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

Planet Fitness, Inc.
(Registrant)

Date: August 9, 2021	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)