Form 10-Q
period 2021-09-30
Planet Fitness, Inc.
filed 2021-11-05
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2021 there were 83,344,564 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 3,263,075 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
•    our business is subject to various laws and regulations including, among others, those governing indoor tanning, contract renewal and cancellation, electronic funds transfer, ACH, credit card, debit card and digital payment options, and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business;
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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$527,346	$439,478
Restricted cash	58,128	76,322
Accounts receivable, net of allowance for bad debts of $0 and $7 at September 30, 2021 and December 31, 2020, respectively	11,137	16,447
Inventory	4,099	473
Deferred expenses – national advertising fund	1,162	—
Prepaid expenses	12,827	11,881
Other receivables	9,453	16,754
Income tax receivables	4,960	5,461
Total current assets	629,112	566,816
Property and equipment, net of accumulated depreciation of $140,738 and $107,720 at September 30, 2021 and December 31, 2020, respectively	162,378	160,677
Investments	35,949	—
Right-of-use assets, net	177,733	164,252
Intangible assets, net	204,598	217,075
Goodwill	227,821	227,821
Deferred income taxes	510,255	511,200
Other assets, net	1,851	1,896
Total assets	$1,949,697	$1,849,737
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	21,703	19,388
Accrued expenses	33,042	22,042
Equipment deposits	20,889	795
Deferred revenue, current	31,120	26,691
Payable pursuant to tax benefit arrangements, current	12,456	—
Other current liabilities	23,475	25,479
Total current liabilities	160,185	111,895
Long-term debt, net of current maturities	1,668,054	1,676,426
Borrowings under Variable Funding Notes	75,000	75,000
Lease liabilities, net of current portion	183,942	167,910
Deferred revenue, net of current portion	31,641	32,587
Deferred tax liabilities	724	881
Payable pursuant to tax benefit arrangements, net of current portion	485,906	488,200
Other liabilities	2,650	2,511
Total noncurrent liabilities	2,447,917	2,443,515
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 83,342 and 82,821 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 3,263 and 3,722 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Accumulated other comprehensive income	12	27
Additional paid in capital	53,970	45,673
Accumulated deficit	(714,544)	(751,578)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(660,553)	(705,869)
Non-controlling interests	2,148	196
Total stockholders’ deficit	(658,405)	(705,673)
Total liabilities and stockholders’ deficit	$1,949,697	$1,849,737
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Franchise	$61,481	$47,171	$173,419	$112,296
Commission income	39	48	381	483
National advertising fund revenue	13,863	12,538	38,493	26,509
Corporate-owned stores	43,899	28,289	122,355	78,224
Equipment	34,973	17,337	68,735	55,335
Total revenue	154,255	105,383	403,383	272,847
Operating costs and expenses:
Cost of revenue	27,097	15,302	53,579	45,625
Store operations	27,751	21,371	82,088	62,209
Selling, general and administrative	22,969	18,295	67,248	51,143
National advertising fund expense	15,586	20,157	41,868	46,240
Depreciation and amortization	16,248	13,636	46,758	39,436
Other (gain) loss	57	580	(2,363)	606
Total operating costs and expenses	109,708	89,341	289,178	245,259
Income from operations	44,547	16,042	114,205	27,588
Other expense, net:
Interest income	233	349	645	2,635
Interest expense	(20,350)	(20,686)	(60,719)	(61,394)
Other income (expense)	677	(24)	695	(784)
Total other expense, net	(19,440)	(20,361)	(59,379)	(59,543)
Income (loss) before income taxes	25,107	(4,319)	54,826	(31,955)
Provision (benefit) for income taxes	6,475	(1,035)	14,988	(7,069)
Net income (loss)	18,632	(3,284)	39,838	(24,886)
Less net income (loss) attributable to non-controlling interests	1,189	(173)	2,804	(1,205)
Net income (loss) attributable to Planet Fitness, Inc.	$17,443	$(3,111)	37,034	$(23,681)
Net income (loss) per share of Class A common stock:
Basic	$0.21	$(0.04)	$0.45	$(0.30)
Diluted	$0.21	$(0.04)	$0.44	$(0.30)
Weighted-average shares of Class A common stock outstanding:
Basic	83,274	80,221	83,194	79,763
Diluted	83,879	80,221	83,808	79,763

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (loss)
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) including non-controlling interests	$18,632	$(3,284)	$39,838	$(24,886)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(44)	19	(15)	(341)
Total other comprehensive income (loss), net	(44)	19	(15)	(341)
Total comprehensive income (loss) including non-controlling interests	18,588	(3,265)	39,823	(25,227)
Less: total comprehensive income (loss) attributable to non-controlling interests	1,189	(173)	2,804	(1,205)
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$17,399	$(3,092)	$37,019	$(24,022)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$39,838	$(24,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,758	39,436
Amortization of deferred financing costs	4,753	4,801
Amortization of asset retirement obligations	55	48
Dividends accrued on investment	(949)	—
Deferred tax expense (benefit)	12,774	(7,506)
Gain on re-measurement of tax benefit arrangement	(348)	(502)
Provision for bad debts	10	(45)
Gain on disposal of property and equipment	(46)	—
Equity-based compensation	6,267	3,564
Other	(1)	(93)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	5,321	28,146
Inventory	(3,625)	(929)
Other assets and other current assets	9,618	(11,364)
National advertising fund	(1,162)	3,446
Accounts payable and accrued expenses	9,413	(11,148)
Other liabilities and other current liabilities	(3,540)	461
Income taxes	452	(1,885)
Payable pursuant to tax benefit arrangements	—	(18,396)
Equipment deposits	20,099	(1,486)
Deferred revenue	3,483	(5,052)
Leases and deferred rent	320	1,275
Net cash provided by (used in) operating activities	149,490	(2,115)
Cash flows from investing activities:
Additions to property and equipment	(31,791)	(36,719)
Proceeds from sale of property and equipment	19	282
Investments	(35,000)	—
Net cash used in investing activities	(66,772)	(36,437)
Cash flows from financing activities:
Principal payments on capital lease obligations	(146)	(118)
Proceeds from borrowings under Variable Funding Notes	—	75,000
Repayment of long-term debt	(13,125)	(13,125)
Proceeds from issuance of Class A common stock	916	1,881
Dividend equivalent payments	—	(227)
Distributions to Continuing LLC Members	(670)	(1,658)
Net cash (used in) provided by financing activities	(13,025)	61,753
Effects of exchange rate changes on cash and cash equivalents	(19)	(394)
Net increase in cash, cash equivalents and restricted cash	69,674	22,807
Cash, cash equivalents and restricted cash, beginning of period	515,800	478,795
Cash, cash equivalents and restricted cash, end of period	$585,474	$501,602
Supplemental cash flow information:
Net cash paid for income taxes	$1,683	$2,319
Cash paid for interest	$56,231	$56,750
Non-cash investing activities:
Non-cash additions to property and equipment	$5,507	$7,629
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	37,034	2,804	39,838
Equity-based compensation expense	—	—	—	—	—	6,267	—	—	6,267
Exchanges of Class B common stock	459	—	(459)	—	—	(487)	—	487	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	62	—	—	—	—	1,025	—	—	1,025
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,492	—	—	1,492
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(669)	(669)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(670)	(670)
Other comprehensive loss	—	—	—	—	(15)	—	—	—	(15)
Balance at September 30, 2021	83,342	$8	3,263	$1	$12	$53,970	$(714,544)	$2,148	$(658,405)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net loss	—	—	—	—	—	—	(23,681)	(1,205)	(24,886)
Equity-based compensation expense	—	—	—	—	—	3,564	—	—	3,564
Exchanges of Class B common stock	2,518	—	(2,518)	—	—	(1,526)	—	1,526	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	97	—	—	—	—	2,153	—	—	2,153
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	—	—	—	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,660	—	—	6,660
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(657)	(657)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,658)	(1,658)
Other comprehensive loss	—	—	—	—	(341)	—	—	—	(341)
Balance at September 30, 2020	80,473	$8	6,044	$1	$(38)	$40,671	$(760,268)	$(3,293)	$(722,919)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	83,225	$8	3,363	$1	$56	$50,917	$(731,987)	$1,635	$(679,370)
Net income	—	—	—	—	—	—	17,443	1,189	18,632
Equity-based compensation expense	—	—	—	—	—	2,218	—	—	2,218
Exchanges of Class B common stock	100	—	(100)	—	—	(72)	—	72	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	17	—	—	—	—	579	—	—	579
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	328	—	—	328
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(223)	(223)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(525)	(525)
Other comprehensive loss	—	—	—	—	(44)	—	—	—	(44)
Balance at September 30, 2021	83,342	$8	3,263	$1	$12	$53,970	$(714,544)	$2,148	$(658,405)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	79,994	$8	6,500	$1	$(57)	$38,900	$(757,139)	$(3,413)	$(721,700)
Net loss	—	—	—	—	—	—	(3,111)	(173)	(3,284)
Equity-based compensation expense	—	—	—	—	—	1,071	—	—	1,071
Exchanges of Class B common stock	456	—	(456)	—	—	(570)	—	570	—
Exercise of stock options and vesting of restricted share units	23	—	—	—	—	800	—	—	800
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	470	—	—	470
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(219)	(219)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(58)	(58)
Forfeiture of dividend equivalents	—	—	—	—	—	—	(18)	—	(18)
Other comprehensive income	—	—	—	—	19	—	—	—	19
Balance at September 30, 2020	80,473	$8	6,044	$1	$(38)	$40,671	$(760,268)	$(3,293)	$(722,919)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 15.0 million members and 2,193 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of September 30, 2021.
In March 2020, the Company proactively closed all of its stores system wide in response to COVID-19 in order to promote the health and safety of its members, team members and their communities. As of September 30, 2021, 2,189 stores had reopened, of which 2,083 were franchisee-owned stores and 106 were corporate-owned stores.
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
As of September 30, 2021, Planet Fitness, Inc. held 100.0% of the voting interest and 96.2% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 3.8% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the SEC on March 1, 2021. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of certain assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Assets
Investments - held-to-maturity(1)	$25,949	$25,949	$—	$—
Liabilities
Long-term debt(2)	$1,704,375	$1,733,448	$1,717,500	$1,699,749
Variable Funding Notes(2)	$75,000	$75,000	$75,000	$75,000
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
(3) Variable Interest Entities
The carrying values of VIEs included in the consolidated financial statements as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,403	$—	$2,523	$—
MMR	2,018	—	2,099	—
Total	$4,421	$—	$4,622	$—

The Company also has variable interests in certain franchisees mainly through the guarantee of lease agreements up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $6,852 and $7,842 as of September 30, 2021 and December 31, 2020, respectively.
The amount of the Company’s maximum obligation represents a loss that the Company could incur from the variability in credit exposure without consideration of possible recoveries through insurance or other means. In addition, the amount bears no relation to the estimated fair value of the guarantees, which is not material.

(4) Investments
Investments - Debt securities
At September 30, 2021, we held preferred shares in certain privately held entities, accounted for under ASC Topic 320, Investments—Debt Securities, which are included in Investments in our condensed consolidated balance sheets. As of September 30, 2021, our investments consist of held-to-maturity preferred shares that we have the positive intent and ability to hold to maturity, and which are measured at amortized cost. We review our held-to-maturity securities for estimated credit losses under ASC Topic 326, Credit Impairment, noting we did not recognize significant credit losses and the ending allowance for credit losses was immaterial.
The amortized cost of our held-to-maturity debt security investments was $25,949 and $0 at September 30, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses for our held-to-maturity debt security investments as of September 30, 2021.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of September 30, 2021, all of the Company’s held-to-maturity debt security investments had a contractual maturity in 2026.
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Planet Fitness Australia Holdings, the Company’s franchisee and store operator in Australia, for $10,000. For the three and nine months ended September 30, 2021, the Company’s proportionate share of the equity method investee’s earnings were immaterial.
(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at September 30, 2021 and December 31, 2020 is as follows:

September 30, 2021	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(134,501)	$39,532
Reacquired franchise rights	8.0	37,660	(19,194)	18,466
		211,693	(153,695)	57,998
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(153,695)	$204,598
Goodwill		$227,821	$—	$227,821

December 31, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	$(124,907)	$49,126
Reacquired franchise rights	8.0	37,660	(16,311)	21,349
		211,693	(141,218)	70,475
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(141,218)	$217,075
Goodwill		$227,821	$—	$227,821
 The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $4,159 and $4,222 for the three months ended September 30, 2021 and 2020, respectively, and $12,508 and $12,666 for the nine months ended September 30, 2021 and 2020, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of September 30, 2021 is as follows:

Amount
Remainder of 2021	$4,159
2022	16,728
2023	16,558
2024	14,067
2025	3,066
Thereafter	3,420
Total	$57,998

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of September 30, 2021 and December 31, 2020 consists of the following:

	September 30, 2021	December 31, 2020
2018-1 Class A-2-I notes	$557,750	$562,063
2018-1 Class A-2-II notes	606,250	610,938
2019-1 Class A-2 notes	540,375	544,500
Borrowings under Variable Funding Notes	75,000	75,000
Total debt, excluding deferred financing costs	1,779,375	1,792,501
Deferred financing costs, net of accumulated amortization	(18,821)	(23,575)
Total debt	1,760,554	1,768,926
Current portion of long-term debt	17,500	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,743,054	$1,751,426
Future annual principal payments of long-term debt as of September 30, 2021 are as follows:

Amount
Remainder of 2021	$4,375
2022	568,062
2023	86,750
2024	11,750
2025	591,438
Thereafter	517,000
Total	$1,779,375
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. Outstanding amounts under the Variable Funding Notes bear interest at a variable rate, which is 2.15% as of September 30, 2021. On December 3, 2019 the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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

As noted above, the Company borrowed the full $75,000 in Variable Funding Notes on March 20, 2020. The Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (or “LIBOR”) for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Variable Funding Notes. As of September 30, 2021, the applicable borrowing rate is 2.15%. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full in or prior to September 2023, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Variable Funding Notes equal to 5.0% per year. The Company does not anticipate the expected discontinuation of LIBOR to have a material impact on its financial statements.

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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2021, the Company had restricted cash held by the Trustee of $42,120. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right of use asset, net	$177,733	$164,252
Finance lease assets	Property and equipment, net of accumulated depreciation	252	306
Total lease assets		$177,985	$164,558

Liabilities
Current:
Operating	Other current liabilities	$21,227	$19,544
Noncurrent:
Operating	Lease liabilities, net of current portion	183,942	167,910
Financing	Other liabilities	260	327
Total lease liabilities		$205,429	$187,781

Weighted-average remaining lease term (years) - operating leases		8.6	8.7

Weighted-average discount rate - operating leases		5.0%	5.1%

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

During the three and nine months ended September 30, 2021 and 2020, the components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$7,492	$6,717	$21,468	$19,065
Variable lease cost	3,061	2,795	8,271	7,625
Total lease cost	$10,553	$9,512	$29,739	$26,690

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash paid for lease liabilities	$7,137	$6,177	$20,776	$17,575
Operating lease ROU assets obtained in exchange for operating lease liabilities	$18,181	$20,261	$30,821	$29,483

As of September 30, 2021, maturities of lease liabilities were as follows:

Amount
Remainder of 2021	$7,545
2022	30,718
2023	30,899
2024	31,324
2025	30,822
Thereafter	124,499
Total lease payments	$255,807
Less: imputed interest	50,378
Present value of lease liabilities	$205,429

As of September 30, 2021, operating lease payments exclude approximately $35,556 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2020 and September 30, 2021:

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities
Balance at December 31, 2020	$59,278
Revenue recognized that was included in the contract liability at the beginning of the year	(22,650)
Increase, excluding amounts recognized as revenue during the period	26,133
Balance at September 30, 2021	$62,761
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021. The Company has elected to exclude short-term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2021	$20,199
2022	12,040
2023	4,065
2024	3,576
2025	3,220
Thereafter	19,661
Total	$62,761
(9) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Franchise revenue	$594	$224	$1,740	$724
Equipment revenue	956	—	956	93
Total revenue from related parties	$1,550	$224	$2,696	$817
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $167 and $182 as of September 30, 2021 and December 31, 2020, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $76,567 and $71,416, as of September 30, 2021 and December 31, 2020, respectively (see Note 12).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $500 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $1,498 and $793 for the nine months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021 and 2020, the Company incurred approximately $29 and $0, respectively, and $29 and $60 for the nine months ended September 30, 2021 and 2020, respectively, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer, which is included within selling, general and administrative expense on the consolidated statements of operations.
In May 2020, the Company provided a short-term loan of approximately $8,950 to its third-party payment processor related to amounts drafted by franchisee-owned stores in March 2020 that were not collected as part of the typical monthly process as a result of the impact of COVID-19. The third-party payment processor has repaid the majority of this loan and the Company anticipates repayment in full by the end of 2021. As of September 30, 2021, approximately $451 of the loan balance is outstanding and is included within other receivables on the balance sheet.
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
During the nine months ended September 30, 2021, certain existing holders of Holdings Units exercised their exchange rights and exchanged 458,979 Holdings Units for 458,979 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 458,979 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 458,979 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of September 30, 2021:
•Holders of our Class A common stock owned 83,342,287 shares of our Class A common stock, representing 96.2% of the voting power in the Company and, through the Company, 83,342,287 Holdings Units representing 96.2% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 3,263,075 Holdings Units, representing 3.8% of the economic interest in Pla-Fit Holdings, and 3,263,075 shares of our Class B common stock, representing 3.8% of the voting power in the Company.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of September 30, 2021 and December 31, 2020.
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$18,632	$(3,284)	$39,838	$(24,886)
Less: net income (loss) attributable to non-controlling interests	1,189	(173)	2,804	(1,205)
Net income (loss) attributable to Planet Fitness, Inc.	$17,443	$(3,111)	$37,034	$(23,681)
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,274,091	80,220,503	83,194,292	79,763,279
Effect of dilutive securities:
Stock options	550,778	—	559,634	—
Restricted stock units	54,573	—	53,939	—
Weighted-average shares of Class A common stock outstanding - diluted	83,879,442	80,220,503	83,807,865	79,763,279
Earnings (loss) per share of Class A common stock - basic	$0.21	$(0.04)	$0.45	$(0.30)
Earnings (loss) per share of Class A common stock - diluted	$0.21	$(0.04)	$0.44	$(0.30)
Potentially dilutive stock options of 486,225 and 525,697 for the three and nine months ended September 30, 2020 and restricted stock units of 36,431 and 38,737 for the three and nine months ended September 30, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 3,324,505 and 6,291,348 for the three months ended September 30, 2021 and 2020, respectively, and 3,385,934 and 6,854,501 for the nine months ended September 30, 2021 and 2020, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 207,360 and 177,970 for the three months ended September 30, 2021 and 2020, respectively, and 154,221 and 158,304 for the nine months ended September 30, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 116 and 0 for the three months ended September 30, 2021 and 2020, respectively, and 2 and 170 for the nine months ended September 30, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 25.8% and 24.0% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 27.3% and 22.1% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, the recognition of a tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Net deferred tax assets of $509,531 and $510,319 as of September 30, 2021 and December 31, 2020, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of September 30, 2021 and December 31, 2020, the total liability related to uncertain tax positions was $420. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2021 and 2020 were not material.
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
During the nine months ended September 30, 2021, 458,979 Holdings Units were exchanged by the TRA Holders for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded a decrease to our net deferred tax assets of $327 during the nine months ended September 30, 2021. As a result of these exchanges, during the nine months ended September 30, 2021, we also recognized deferred tax assets in the amount of $12,332, and corresponding tax benefit arrangement liabilities of $10,513, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges was to equity.
As of September 30, 2021 and December 31, 2020, the Company had a liability of $498,362 and $488,200, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2021	$—
2022	17,795
2023	36,008
2024	42,467
2025	52,022
Thereafter	350,070
Total	$498,362
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants, including an officer of the Company who is a related party, received a final amendment to the joint and several judgment against them in a civil action brought by a former employee. As of September 30, 2021, the Company has estimated its obligation related to this matter to be approximately $2,171, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $2,171 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

around collectability. Due to the joint and several nature of the judgment, the Company has determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of September 30, 2021 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Franchise segment revenue - U.S.	$74,105	$58,615	$209,851	$136,776
Franchise segment revenue - International	1,278	1,142	2,442	2,512
Franchise segment total	75,383	59,757	212,293	139,288
Corporate-owned stores - U.S.	43,180	27,806	121,487	76,616
Corporate-owned stores - International	719	483	868	1,608
Corporate-owned stores total	43,899	28,289	122,355	78,224
Equipment segment - U.S.	34,973	17,337	68,248	54,844
Equipment segment - International	—	—	487	491
Equipment segment total	34,973	17,337	68,735	55,335
Total revenue	$154,255	$105,383	$403,383	$272,847
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $2,639 and $1,455 for the three months ended September 30, 2021 and 2020, respectively, and $5,130 and $4,335 for the nine months September 30, 2021 and 2020, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Segment EBITDA
Franchise	$52,047	$31,111	$144,983	$71,386
Corporate-owned stores	14,102	5,711	35,164	11,376
Equipment	7,917	2,271	15,355	9,948
Corporate and other	(12,594)	(9,439)	(33,844)	(26,470)
Total Segment EBITDA	$61,472	$29,654	$161,658	$66,240

The following table reconciles total Segment EBITDA to income (loss) before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total Segment EBITDA	$61,472	$29,654	$161,658	$66,240
Less:
Depreciation and amortization	16,248	13,636	46,758	39,436
Other income (expense)	677	(24)	695	(784)
Income from operations	44,547	16,042	114,205	27,588
Interest income	233	349	645	2,635
Interest expense	(20,350)	(20,686)	(60,719)	(61,394)
Other income (expense)	677	(24)	695	(784)
Income (loss) before income taxes	$25,107	$(4,319)	$54,826	$(31,955)
The following table summarizes the Company’s assets by reportable segment:

	September 30, 2021	December 31, 2020
Franchise	$179,789	$174,812
Corporate-owned stores	489,164	468,628
Equipment	197,117	171,201
Unallocated	1,083,627	1,035,096
Total consolidated assets	$1,949,697	$1,849,737
The table above includes $636 and $828 of long-lived assets located in the Company’s international corporate-owned stores as of September 30, 2021 and December 31, 2020, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2021	December 31, 2020
Franchise	$16,938	$16,938
Corporate-owned stores	118,217	118,217
Equipment	92,666	92,666
Consolidated goodwill	$227,821	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,064	1,960	2,021	1,903
New stores opened	24	27	67	86
Stores debranded, sold or consolidated(1)	(1)	(2)	(1)	(4)
Stores operated at end of period(2)	2,087	1,985	2,087	1,985

Corporate-owned stores:
Stores operated at beginning of period	106	99	103	98
New stores opened	—	2	3	3
Stores acquired from franchisees	—	—	—	—
Stores operated at end of period(2)	106	101	106	101

Total stores:
Stores operated at beginning of period	2,170	2,059	2,124	2,001
New stores opened	24	29	70	89
Stores acquired, debranded, sold or consolidated(1)	(1)	(2)	(1)	(4)
Stores operated at end of period(2)	2,193	2,086	2,193	2,086
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
(2)    The “stores operated” include stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of September 30, 2021 2,189 were re-opened and operating, of which 2,083 were franchisee-owned stores and 106 were corporate-owned stores.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the United States by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership in the United States. This exceptional value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of September 30, 2021, we had more than 15.0 million members and 2,193 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,193 stores, 2,087 are franchised and 106 are corporate-owned. As of September 30, 2021, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty, which negatively impacted our operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in early May 2020 as local guidelines allowed, and as of September 30, 2021, 2,189 of our 2,193 stores were open and operating, of which 2,083 were franchisee-owned stores and 106 were corporate-owned stores. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. As previously announced, members have not and will not be charged membership dues while our stores are temporarily closed and are credited for any membership dues paid for periods when our stores were closed. Compared to the periods prior to March 2020, we have experienced and may continue to experience decreased new store development and remodels, as well as decreased replacement equipment sales in 2021 as a result of the COVID-19 pandemic.
As stores reopened we have recognized franchise revenue and corporate-owned store revenue associated with any membership dues collected prior to temporary store closures. We may have to defer revenue in the future if stores are required to re-close.
The duration of the COVID-19 pandemic and the extent of its impact on our business remains uncertain and difficult to predict. The COVID-19 pandemic may continue to negatively impact our operating results in future periods. As a result of COVID-19, we have experienced to date, and may continue to experience, a decrease in our net membership base compared to membership levels in March 2020, and the COVID-19 pandemic may have an ongoing impact on consumer behavior.
We took a number of actions to efficiently manage the business, as well as increase liquidity and financial flexibility in order to mitigate the impact of the COVID-19 pandemic on our business. Although the COVID-19 pandemic may continue to negatively impact the Company’s operations and cash flows, based on management’s current expectations and currently available information, the Company believes current cash and cash from operations will be sufficient to meet its operating cash requirements, planned capital expenditures and interest and principal payments for at least the next twelve months.

Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2021 and September 30, 2020. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue
Franchise segment	$75,383	$59,757	$212,293	$139,288
Corporate-owned stores segment	43,899	28,289	122,355	78,224
Equipment segment	34,973	17,337	68,735	55,335
Total revenue	$154,255	$105,383	$403,383	$272,847

Segment EBITDA
Franchise	$52,047	$31,111	$144,983	$71,386
Corporate-owned stores	14,102	5,711	35,164	11,376
Equipment	7,917	2,271	15,355	9,948
Corporate and other	(12,594)	(9,439)	(33,844)	(26,470)
Total Segment EBITDA(1)	$61,472	$29,654	$161,658	$66,240

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income (loss), the most directly comparable U.S. GAAP measure.

A reconciliation of income (loss) from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2021
Income (loss) from operations	$50,163	$5,137	$6,698	$(17,451)	$44,547
Depreciation and amortization	1,884	9,045	1,261	4,058	16,248
Other income	—	(80)	(42)	799	677
Segment EBITDA(1)	$52,047	$14,102	$7,917	$(12,594)	$61,472

Three months ended September 30, 2020
Income (loss) from operations	$29,156	$(2,088)	$1,009	$(12,035)	$16,042
Depreciation and amortization	1,955	7,650	1,262	2,769	13,636
Other (expense) income	—	149	—	(173)	(24)
Segment EBITDA(1)	$31,111	$5,711	$2,271	$(9,439)	$29,654

Nine months ended September 30, 2021
Income (loss) from operations	$139,317	$8,244	$11,682	$(45,038)	$114,205
Depreciation and amortization	5,666	26,910	3,783	10,399	46,758
Other income (expense)	—	10	(110)	795	695
Segment EBITDA(1)	$144,983	$35,164	$15,355	$(33,844)	$161,658

Nine months ended September 30, 2020
Income (loss) from operations	$65,624	$(10,186)	$6,161	$(34,011)	$27,588
Depreciation and amortization	5,846	22,235	3,787	7,568	39,436
Other (expense) income	(84)	(673)	—	(27)	(784)
Segment EBITDA(1)	$71,386	$11,376	$9,948	$(26,470)	$66,240

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,064	1,960	2,021	1,903
New stores opened	24	27	67	86
Stores debranded, sold or consolidated(1)	(1)	(2)	(1)	(4)
Stores operated at end of period(2)	2,087	1,985	2,087	1,985

Corporate-owned stores:
Stores operated at beginning of period	106	99	103	98
New stores opened	—	2	3	3
Stores operated at end of period(2)	106	101	106	101

Total stores:
Stores operated at beginning of period	2,170	2,059	2,124	2,001
New stores opened	24	29	70	89
Stores acquired, debranded, sold or consolidated(1)	(1)	(2)	(1)	(4)
Stores operated at end of period(2)	2,193	2,086	2,193	2,086

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of September 30, 2021, 2,189 were re-opened and operating, of which 2,083 were franchisee-owned stores and 106 were corporate-owned stores.
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
As a result of the temporary closure of all of our stores due to COVID-19 in March 2020, a majority of the stores remained temporarily closed for a portion of the nine months ended September 30, 2020. Because less than 50% of our stores in the same store sales base had membership billings in all of the months included in the nine months ending September 30, 2020, we are not providing same store sales comparisons for the nine months ending September 30, 2021 and 2020. For the three months ending September 30, 2021 and 2020, since more than 50% of our stores in the same store sales base billed monthly membership dues in all three months, we have provided same store sales comparisons for those stores.

The following table shows our same store sales for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
Same store sales data
Same store sales growth:
Franchisee-owned stores	7.4%	(5.6)%
Corporate-owned stores	3.1%	(6.6)%
Total stores	7.2%	(5.6)%
Number of stores in same store sales base:
Franchisee-owned stores	1,534	1,366
Corporate-owned stores	54	50
Total stores	1,588	1,416

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $870 million and $661 million, during the three months ended September 30, 2021 and 2020, respectively, and $2,503 million and $1,663 million during the nine months ended September 30, 2021 and 2020, respectively.

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
A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss)	$18,632	$(3,284)	$39,838	$(24,886)
Interest income	(233)	(349)	(645)	(2,635)
Interest expense	20,350	20,686	60,719	61,394
Provision (benefit) for income taxes	6,475	(1,035)	14,988	(7,069)
Depreciation and amortization	16,248	13,636	46,758	39,436
EBITDA	$61,472	$29,654	$161,658	$66,240
Purchase accounting adjustments-revenue(1)	72	70	269	216
Purchase accounting adjustments-rent(2)	110	130	324	400
Severance costs(3)	—	830	—	990
Pre-opening costs(4)	455	699	1,302	1,214
Insurance recovery(5)	—	—	(2,500)	—
Tax benefit arrangement remeasurement(6)	—	—	(348)	(502)
Other(7)	55	598	743	691
Adjusted EBITDA	$62,164	$31,981	$161,448	$69,249
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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44, $43, $127, and $124 in the three and nine months ended September 30, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $87, $197 and $276 in the three and nine months ended September 30, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$18,632	$(3,284)	$39,838	$(24,886)
Provision (benefit) for income taxes, as reported	6,475	(1,035)	14,988	(7,069)
Purchase accounting adjustments-revenue(1)	72	70	269	216
Purchase accounting adjustments-rent(2)	110	130	324	400
Severance costs(3)	—	830	—	990
Pre-opening costs(4)	455	699	1,302	1,214
Insurance recovery(5)	—	—	(2,500)	—
Tax benefit arrangement remeasurement(6)	—	—	(348)	(502)
Other(7)	55	598	743	691
Purchase accounting amortization(8)	4,159	4,211	12,477	12,635
Adjusted income (loss) before income taxes	$29,958	$2,219	$67,093	$(16,311)
Adjusted income tax expense (benefit)(9)	7,969	595	17,847	(4,371)
Adjusted net income (loss)	$21,989	$1,624	$49,246	$(11,940)

Adjusted net income (loss) per share, diluted	$0.25	$0.02	$0.56	$(0.14)

Adjusted weighted-average shares outstanding(10)	87,204	86,512	87,194	86,618
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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $44, $43, $127, and $124 in the three and nine months ended September 30, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $87, $197 and $276 in the three and nine months ended September 30, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(8)Includes $3,096, $3,096, $9,288 and $9,288 of amortization of intangible assets, for the three and nine months ended September 30, 2021 and 2020, respectively, recorded in connection with the 2012 Acquisition, and $1,063, $1,115, $3,189 and $3,346 of amortization of intangible assets for the three and nine months ended September 30, 2021 and 2020, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(9)Represents corporate income taxes at an assumed effective tax rate of 26.6% for the three and nine months ended September 30, 2021 and 26.8% for the three and nine months ended September 30, 2020, applied to adjusted income (loss) before income taxes.
(10)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income (loss) per share, diluted, to Adjusted net income (loss) per share, diluted is set forth below for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Net income per share, diluted	Net loss	Weighted Average Shares	Net loss per share, diluted
Net income (loss) attributable to Planet Fitness, Inc.(1)	$17,443	83,879	$0.21	$(3,111)	80,221	$(0.04)
Assumed exchange of shares(2)	1,189	3,325		(173)	6,291
Net income (loss)	18,632			(3,284)
Adjustments to arrive at adjusted income (loss) before income taxes(3)	11,326			5,503
Adjusted income (loss) before income taxes	29,958			2,219
Adjusted income tax expense (benefit)(4)	7,969			595
Adjusted net income (loss)	$21,989	87,204	$0.25	$1,624	86,512	$0.02
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
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.8% for the three months ended September 30, 2021 and 2020, respectively, applied to adjusted income (loss) before income taxes.

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net loss	Weighted Average Shares	Net loss per share, diluted
Net income (loss) attributable to Planet Fitness, Inc.(1)	$37,034	83,808	$0.44	$(23,681)	79,763	$(0.30)
Assumed exchange of shares(2)	2,804	3,386		(1,205)	6,855
Net income (loss)	39,838			(24,886)
Adjustments to arrive at adjusted income (loss) before income taxes(3)	27,255			8,575
Adjusted income (loss) before income taxes	67,093			(16,311)
Adjusted income tax expense (benefit)(4)	17,847			(4,371)
Adjusted net income (loss)	$49,246	87,194	$0.56	$(11,940)	86,618	$(0.14)

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
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% and 26.8% for the nine months ended September 30, 2021 and 2020, respectively, applied to adjusted income (loss) before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Franchise revenue	39.9%	44.8%	43.0%	41.2%
Commission income	—%	—%	0.1%	0.2%
National advertising fund revenue	8.9%	11.9%	9.5%	9.7%
Franchise segment	48.8%	56.7%	52.6%	51.1%
Corporate-owned stores	28.5%	26.8%	30.4%	28.7%
Equipment	22.7%	16.5%	17.0%	20.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	17.6%	14.5%	13.3%	16.7%
Store operations	18.0%	20.3%	20.3%	22.8%
Selling, general and administrative	14.9%	17.4%	16.7%	18.7%
National advertising fund expense	10.1%	19.1%	10.4%	16.9%
Depreciation and amortization	10.5%	12.9%	11.6%	14.5%
Other (gain) loss	—%	0.6%	(0.6)%	0.2%
Total operating costs and expenses	71.1%	84.8%	71.7%	89.8%
Income from operations	28.9%	15.2%	28.3%	10.2%
Other income (expense), net:
Interest income	0.2%	0.3%	0.2%	1.0%
Interest expense	(13.2)%	(19.6)%	(15.1)%	(22.5)%
Other income (expense)	0.4%	—%	0.2%	(0.3)%
Total other expense, net	(12.6)%	(19.3)%	(14.7)%	(21.8)%
Income (loss) before income taxes	16.3%	(4.1)%	13.6%	(11.6)%
Provision (benefit) for income taxes	4.2%	(1.0)%	3.7%	(2.6)%
Net income (loss)	12.1%	(3.1)%	9.9%	(9.0)%
Less net income (loss) attributable to non-controlling interests	0.8%	(0.2)%	0.7%	(0.4)%
Net income (loss) attributable to Planet Fitness, Inc.	11.3%	(2.9)%	9.2%	(8.6)%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in thousands)
Revenue:
Franchise revenue	$61,481	$47,171	$173,419	$112,296
Commission income	39	48	381	483
National advertising fund revenue	13,863	12,538	38,493	26,509
Franchise segment	75,383	59,757	212,293	139,288
Corporate-owned stores	43,899	28,289	122,355	78,224
Equipment	34,973	17,337	68,735	55,335
Total revenue	154,255	105,383	403,383	272,847
Operating costs and expenses:
Cost of revenue	27,097	15,302	53,579	45,625
Store operations	27,751	21,371	82,088	62,209
Selling, general and administrative	22,969	18,295	67,248	51,143
National advertising fund expense	15,586	20,157	41,868	46,240
Depreciation and amortization	16,248	13,636	46,758	39,436
Other (gain) loss	57	580	(2,363)	606
Total operating costs and expenses	109,708	89,341	289,178	245,259
Income from operations	44,547	16,042	114,205	27,588
Other income (expense), net:
Interest income	233	349	645	2,635
Interest expense	(20,350)	(20,686)	(60,719)	(61,394)
Other income (expense)	677	(24)	695	(784)
Total other expense, net	(19,440)	(20,361)	(59,379)	(59,543)
Income (loss) before income taxes	25,107	(4,319)	54,826	(31,955)
Provision (benefit) for income taxes	6,475	(1,035)	14,988	(7,069)
Net income (loss)	18,632	(3,284)	39,838	(24,886)
Less net income (loss) attributable to non-controlling interests	1,189	(173)	2,804	(1,205)
Net income (loss) attributable to Planet Fitness, Inc.	$17,443	$(3,111)	$37,034	$(23,681)
Comparison of the three months ended September 30, 2021 and three months ended September 30, 2020
Revenue
Total revenues were $154.3 million in the three months ended September 30, 2021, compared to $105.4 million in the three months ended September 30, 2020, an increase of $48.9 million, or 46.4%.
Franchise segment revenue was $75.4 million in the three months ended September 30, 2021, compared to $59.8 million in the three months ended September 30, 2020, an increase of $15.6 million, or 26.1%.
Franchise revenue was $61.5 million in the three months ended September 30, 2021 compared to $47.2 million in the three months ended September 30, 2020, an increase of $14.3 million or 30.3%. Included in franchise revenue is royalty revenue of $53.1 million, franchise and other fees of $5.7 million, and placement revenue of $2.6 million for the three months ended September 30, 2021, compared to royalty revenue of $43.1 million, franchise and other fees of $2.6 million, and placement revenue of $1.5 million for the three months ended September 30, 2020. The franchise revenue increases in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 were primarily due to temporary store closures as a result of COVID-19 in the prior year period.
National advertising fund revenue was $13.9 million in the three months ended September 30, 2021, compared to $12.5 million in the three months ended September 30, 2020. The $1.3 million increase in national advertising fund revenue was primarily due to temporary store closures as a result of COVID-19 in the prior year period.

Revenue from our corporate-owned stores segment was $43.9 million in the three months ended September 30, 2021, compared to $28.3 million in the three months ended September 30, 2020, an increase of $15.6 million, or 55.2%. The increase was primarily due to temporary store closures as a result of COVID-19 in the prior year period, as well as the opening of seven new corporate-owned stores since July 1, 2020.
Equipment segment revenue was $35.0 million in the three months ended September 30, 2021, compared to $17.3 million in the three months ended September 30, 2020, an increase of $17.6 million, or 101.7%. The increase was driven by higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Also contributing to the increase was the 15% discount provided to franchisees on equipment sales in the prior year as a result of the COVID-19 pandemic.
Cost of revenue
Cost of revenue was $27.1 million in the three months ended September 30, 2021 compared to $15.3 million in the three months ended September 30, 2020, an increase of $11.8 million, or 77.1%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $27.8 million in the three months ended September 30, 2021 compared to $21.4 million in the three months ended September 30, 2020, an increase of $6.4 million, or 29.9%. The increase was primarily attributable to lower operating and payroll expenses in the prior year period as a result of COVID-19 related temporary closures, and higher expenses as a result of the opening of seven new corporate-owned stores since July 1, 2020.
Selling, general and administrative
Selling, general and administrative expenses were $23.0 million in the three months ended September 30, 2021 compared to $18.3 million in the three months ended September 30, 2020, an increase of $4.7 million, or 25.5%. The $4.7 million increase was primarily driven by higher incentive and stock-based compensation during the three months ended September 30, 2021 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $15.6 million in the three months ended September 30, 2021 compared to $20.2 million in the three months ended September 30, 2020, due to higher advertising and marketing expenses in the prior year period as a result of increased marketing efforts related to the reopening of stores following COVID-19 temporary closures.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $16.2 million in the three months ended September 30, 2021 compared to $13.6 million in the three months ended September 30, 2020, an increase of $2.6 million, or 19.2%. The increase was primarily attributable to the opening of seven new corporate-owned stores since July 1, 2020 and depreciation of new information systems assets.
Other (gain) loss
Other (gain) loss was a loss of $0.1 in the three months ended September 30, 2021 compared to a loss of $0.6 in the three months ended September 30, 2020.
Interest income
Interest income was $0.2 million in the three months ended September 30, 2021, compared to $0.3 million in the three months ended September 30, 2020, primarily as a result of lower interest rates in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $20.4 million in the three months ended September 30, 2021 and $20.7 million in the three months ended September 30, 2020.

Other income (expense)
Other income was $0.7 million in the three months ended September 30, 2021 compared to zero in the three months ended September 30, 2020.
Provision (benefit) for income taxes
Provision for income taxes was $6.5 million in the three months ended September 30, 2021, compared to a benefit of $1.0 million in the three months ended September 30, 2020, an increase of $7.5 million. The increase in the provision for income taxes was primarily attributable to higher income before income taxes in the three months ended September 30, 2021 as compared to a loss before income taxes in the three months ended September 30, 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $52.0 million in the three months ended September 30, 2021 compared to $31.1 million in the three months ended September 30, 2020, an increase of $20.9 million. The franchise segment EBITDA increase in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to a $10.0 million increase in franchise royalty revenue, a $1.3 million increase in NAF revenue, and a $3.2 million increase in franchise and other fees, primarily attributable to temporary store closures as a result of COVID-19 in the prior year period. Additionally, NAF expense was $4.6 million lower in the three months ended September 30, 2021 due to higher advertising and marketing expenses in the prior year period as a result of increased marketing efforts related to the reopening of stores following COVID-19 temporary closures. Depreciation and amortization was $1.9 million in both the three months ended September 30, 2021 and the three months ended September 30, 2020.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $14.1 million in the three months ended September 30, 2021 compared to $5.7 million in the three months ended September 30, 2020, an increase of $8.4 million. The corporate-owned store segment EBITDA increase was primarily a result of temporary store closures related to COVID-19 in the prior year period, as well as the opening of seven new corporate-owned stores since July 1, 2020. Depreciation and amortization was $9.0 million and $7.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase in depreciation and amortization was primarily attributable to the seven stores opened since July 1, 2020.
Equipment
Segment EBITDA for the equipment segment was $7.9 million in the three months ended September 30, 2021 compared to $2.3 million in the three months ended September 30, 2020, an increase of $5.6 million. The increase was driven by higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Also contributing to the increase was the 15% discount provided to franchisees on equipment sales in the prior year as a result of the COVID-19 pandemic. Depreciation and amortization was $1.3 million for both the three months ended September 30, 2021 and 2020.
Comparison of the nine months ended September 30, 2021 and nine months ended September 30, 2020
Revenue
Total revenues were $403.4 million in the nine months ended September 30, 2021, compared to $272.8 million in the nine months ended September 30, 2020, an increase of $130.5 million, or 47.8%.
Franchise segment revenue was $212.3 million in the nine months ended September 30, 2021, compared to $139.3 million in the nine months ended September 30, 2020, an increase of $73.0 million, or 52.4%.
Franchise revenue was $173.4 million in the nine months ended September 30, 2021 compared to $112.3 million in the nine months ended September 30, 2020, an increase of $61.1 million or 54.4%. Included in franchise revenue is royalty revenue of $152.2 million, franchise and other fees of $16.0 million, and placement revenue of $5.1 million for the nine months ended September 30, 2021, compared to royalty revenue of $98.6 million, franchise and other fees of $9.3 million, and placement revenue of $4.3 million for the nine months ended September 30, 2020. The franchise revenue increases in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were primarily due to temporary store closures related to COVID-19 beginning in March 2020.
National advertising fund revenue was $38.5 million in the nine months ended September 30, 2021, compared to $26.5 million in the nine months ended September 30, 2020. The increase in national advertising fund revenue in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily a result of the temporary closures related to COVID-19 beginning in March 2020.

Revenue from our corporate-owned stores segment was $122.4 million in the nine months ended September 30, 2021, compared to $78.2 million in the nine months ended September 30, 2020, an increase of $44.1 million, or 56.4%. The increase was primarily attributable to temporary store closures related to COVID-19 beginning in March 2020, as well as the opening of eight new corporate-owned stores since January 1, 2020.
Equipment segment revenue was $68.7 million in the nine months ended September 30, 2021, compared to $55.3 million in the nine months ended September 30, 2020, an increase of $13.4 million, or 24.2%. The increase was driven by higher replacement equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Also contributing to the increase was the 15% discount provided to franchisees on equipment sales in the prior year as a result of the COVID-19 pandemic.
Cost of revenue
Cost of revenue was $53.6 million in the nine months ended September 30, 2021 compared to $45.6 million in the nine months ended September 30, 2020, an increase of $8.0 million, or 17.4%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher replacement equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $82.1 million in the nine months ended September 30, 2021 compared to $62.2 million in the nine months ended September 30, 2020, an increase of $19.9 million, or 32.0%. The increase was primarily attributable to lower operating and corporate store marketing expenses as a result of COVID-19 related temporary closures beginning in March 2020, partially offset by higher expenses as a result of the opening of eight new corporate-owned stores since January 1, 2020.
Selling, general and administrative
Selling, general and administrative expenses were $67.2 million in the nine months ended September 30, 2021 compared to $51.1 million in the nine months ended September 30, 2020, an increase of $16.1 million, or 31.5%. The $16.1 million increase was primarily driven by higher incentive and stock-based compensation, local marketing support for our California re-openings, and expenses associated with our mobile app during the nine months ended September 30, 2021 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $41.9 million in the nine months ended September 30, 2021 compared to $46.2 million in the nine months ended September 30, 2020, due to higher advertising and marketing expenses in the prior year period as a result of increased marketing efforts related to the reopening of stores following COVID-19 temporary closures.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $46.8 million in the nine months ended September 30, 2021 compared to $39.4 million in the nine months ended September 30, 2020, an increase of $7.3 million, or 18.6%. The increase was primarily attributable to the opening of corporate-owned stores since January 1, 2020 and depreciation of new information systems assets.
Other (gain) loss
Other gain was $2.4 in the nine months ended September 30, 2021 compared to a loss of $0.6 million in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, this includes a gain of $2.5 million from an insurance recovery related to the settlement of legal claims.
Interest income
Interest income was $0.6 million in the nine months ended September 30, 2021 compared to $2.6 million in the nine months ended September 30, 2020, primarily as a result of lower interest rates in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense was $60.7 million in the nine months ended September 30, 2021 compared to $61.4 million in the nine months ended September 30, 2020.
Other income (expense)
Other income was $0.7 million in the nine months ended September 30, 2021 and expense of $0.8 million in the nine months ended September 30, 2020.
Provision (benefit) for income taxes
The provision for income taxes was $15.0 million in the nine months ended September 30, 2021, compared to a benefit of $7.1 million in the nine months ended September 30, 2020. The increase in the provision for income taxes was primarily attributable to the Company’s net income before income taxes in the nine months ended September 30, 2021 as compared to a net loss before income taxes for the nine months ended September 30, 2020, primarily as a result of COVID-19 related temporary closures beginning in March 2020.
Segment results
Franchise
Segment EBITDA for the franchise segment was $145.0 million in the nine months ended September 30, 2021 compared to $71.4 million in the nine months ended September 30, 2020, an increase of $73.6 million, or 103.1%. The franchise segment EBITDA increase in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $53.6 million increase in royalty revenue and a $12.0 million increase in NAF revenue, both as a result of COVID-19 related temporary store closures beginning in March 2020. Additionally, NAF expense was $4.4 million lower in the nine months ended September 30, 2021 due to higher advertising and marketing expenses in the prior year period as a result of increased marketing efforts related to the reopening of stores following COVID-19 temporary closures. Depreciation and amortization was $5.7 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $35.2 million in the nine months ended September 30, 2021 compared to $11.4 million in the nine months ended September 30, 2020, an increase of $23.8 million, or 209.1%. The corporate-owned store segment EBITDA increase was primarily attributable to temporary store closures related to COVID-19 beginning in March 2020, as well as the opening of eight new corporate-owned stores since January 1, 2020. Depreciation and amortization was $26.9 million and $22.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in depreciation and amortization was primarily attributable the opening of corporate-owned stores since January 1, 2020.
Equipment
Segment EBITDA for the equipment segment was $15.4 million in the nine months ended September 30, 2021 compared to $9.9 million in the nine months ended September 30, 2020, an increase of $5.4 million, or 54.4%, primarily as a result of higher equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Depreciation and amortization was $3.8 million for both the nine months ended September 30, 2021 and 2020.
Liquidity and capital resources
As of September 30, 2021, we had $527.3 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with the available cash balance, the cash generated from our operations, and amounts we have drawn under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we continue to experience impacts to sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.

The following table presents summary cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$149,490	$(2,115)
Investing activities	(66,772)	(36,437)
Financing activities	(13,025)	61,753
Effect of foreign exchange rates on cash	(19)	(394)
Net increase in cash	$69,674	$22,807
Operating activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $149.5 million compared to net cash used in operating activities of $2.1 million in the nine months ended September 30, 2020, an increase of $151.6 million. Of the increase, $94.3 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, and $57.3 million is due to favorable changes in working capital primarily from accounts payable and accrued expenses, other assets, equipment deposits and payments pursuant to tax benefit arrangements partially offset by an unfavorable change in accounts receivable, each of which was primarily due to temporary store closures related to COVID-19 in the prior year period.
Investing activities
Cash flow used in investing activities related to the following capital expenditures for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
New corporate-owned stores and corporate-owned stores not yet opened	$8,825	$11,071
Existing corporate-owned stores	12,350	15,456
Information systems	10,445	9,853
Corporate and all other	171	339
Total capital expenditures	$31,791	$36,719

For the nine months ended September 30, 2021, net cash used in investing activities was $66.8 million compared to $36.4 million in the nine months ended September 30, 2020, an increase of $30.3 million. The primary driver for the increase in cash used in investing activities was $35.0 million of cash used for investments in the nine months ended September 30, 2021, partially offset by $4.9 million of lower capital expenditures in the current year period.
Financing activities
For the nine months ended September 30, 2021, net cash used for financing activities was $13.0 million compared to net cash provided by financing activities of $61.8 million in the nine months ended September 30, 2020, a decrease of $74.8 million. The primary driver of the decrease was the Company’s incurrence of $75.0 million of borrowings under its Variable Funding Notes in the nine months ended September 30, 2020.
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
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2021, the Company had restricted cash held by the Trustee of $42.1 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

Off-balance sheet arrangements
As of September 30, 2021, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $6.9 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of September 30, 2021 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2021, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/21 - 07/31/21	—	$—	—	$200,000,000
08/01/21 - 08/31/21	—	—	—	200,000,000
09/01/21 - 09/30/21	—	—	—	200,000,000
Total	—	$—	—

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 5, 2021	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)