Form 10-K
period 2021-12-31
Planet Fitness, Inc.
filed 2022-03-01
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2021 was approximately $6.3 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 24, 2022 was 84,331,677 shares and 6,693,897 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders to be held May 2, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
In 2021, we recorded revenues of $587.0 million and system-wide sales of $3.4 billion (which we define as monthly dues and annual fees billed by us and our franchisees). We ended the year with approximately 15.2 million members and 2,254 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. System-wide sales for 2021 include $3.2 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $170.7 million attributable to our corporate-owned stores. Of our 2,254 stores, 2,142 are franchised and 112 are corporate-owned. Under signed area development agreements (“ADAs”) as of December 31, 2021, our franchisees have committed to open more than 1,000 additional stores.
In 2021, our corporate-owned stores had a segment EBITDA margin of 29.4% and had average unit volumes (“AUVs”) of approximately $1.6 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 34.0%, or approximately 26.9% after applying the current 7% royalty rate. Based on franchisee business reviews and management estimates since the onset of COVID-19, we believe that, on average, franchisee stores achieve four-wall EBITDA margins in line with, or higher than these corporate-owned store four-wall EBITDA margins. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Our growth is reflected in:

•2,254 stores as of December 31, 2021, compared to 1,518 as of December 31, 2017, reflecting a compound annual growth rate (“CAGR”) of 10.4%;
•15.2 million members as of December 31, 2021, compared to 10.6 million as of December 31, 2017, reflecting a CAGR of 9.4%;
•53 consecutive quarters of system-wide same store sales growth through the first quarter of 2020, with a return to system-wide same store sales growth in the third and fourth quarter of 2021 (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

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
•Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees spend 7% of their monthly membership dues on local advertising, enabled us and our franchisees to spend over $225 million in 2021.
•Exceptional value proposition that appeals to a broad member demographic. Our low monthly membership dues combined with our non-intimidating and welcoming environment, enable us to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is over 50% female and our members come from both high- and low-income households. Approximately 20% of our stores are located in areas that the US government deems “low income,” providing access to improve health and wellness in underserved communities. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies.

•Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our strategy to be predominantly franchisee-owned enables us to scale more rapidly than a predominantly company-owned strategy. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital into the brand, with over 90% of our new stores in 2021 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.
•Predictable and recurring revenue streams with high cash flow conversion. While 2020 brought an unprecedented disruption to the general economy, our industry and our business, when operating in a normal business environment, our model provides us with predictable and recurring revenue streams. In 2021, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. Generally our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment approximately every five to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs.
Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•Continue to grow our store base across a broad range of markets. We have grown our store count over the last five years, expanding from 1,518 stores as of December 31, 2017 to 2,254 stores as of December 31, 2021. As of December 31, 2021, our franchisees have signed ADAs to open more than 1,000 additional stores, including more than 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying population densities, we believe that our high level of brand awareness and low per capita penetration in certain markets create a significant opportunity to open new Planet Fitness stores. Based on our internal and third party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.
◦Drive revenue growth and system-wide same store sales. We have a significant history of positive system-wide same store sales growth, reaching 53 consecutive quarters through the first quarter of 2020, prior to the impact of the COVID-19 pandemic, with a return to system-wide same store sales growth in the third and fourth quarter of 2021. We expect to achieve system-wide same store sales growth primarily by:
•Attracting new members to existing Planet Fitness stores. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our affordability and appeal to first-time and occasional gym users. We continue to evolve our offerings and enhance the PE@PF Program, our proprietary small group training program to appeal to our target member base. In addition to our in store experience, we also provide more than 500 workouts to both existing members and prospects via the free Planet Fitness mobile app, featuring differentiated content geared toward engaging with our community outside of our four walls and providing more ways to connect to our target audience – first time and casual gym users.
•Increasing mix of PF Black Card memberships by enhancing value and member experience. We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members’ standard memberships to our premium PF Black Card membership. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through the ability to use any Planet Fitness location, free guest privileges and additional in-store amenities, such as tanning equipment, hydro-massage beds, and affinity partnerships for discounts and promotions. Our PF Black Card members as a percentage of total membership has increased from 59.6% as of December 31, 2017 to 62.6% as of December 31, 2021, and our average monthly dues per member have increased from $16.10 to $17.63 over the same period.
•Increase brand investment to drive awareness and growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increased membership in new and existing stores and continue to attract high-quality franchisee partners. In 2021, we consolidated our national and local marketing agencies from 16 agency partners across our system to one agency of record in our ongoing efforts to drive greater efficiency, visibility, and national and local marketing coordination. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues annually to our National Advertising Fund (“NAF”) and Canadian advertising fund, from which we spent $59.4 million in 2021 to support our national marketing campaigns, our social media platforms and the development of local advertising materials, and $2.8 million additional funding from our corporate-owned stores and included in store-operations expense on our consolidated statements of operations. Under our current franchise agreement, franchisees are also generally required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.
•Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement stipulates a monthly royalty rate of 7% of monthly dues and annual membership fees, as of December 31, 2021, only 39% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2021, our average royalty rate was 6.38% compared to 4.25% in 2017.
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
Our industry
Due to our unique positioning to a broader demographic, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry. We view our addressable market as approximately 250 million people, representing the U.S. population over 14 years of age. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market. Both our standard and PF Black Card memberships are priced significantly below the 2019 industry average of $52 per month, the latest available estimate from our industry’s trade association, the International Health, Racquet & Sportsclub Association’s (“IHRSA”).
According to IHRSA, from the start of the COVID-19 pandemic in March 2020 through January 1, 2022, 25% of all fitness facilities have permanently closed across the United States as a result of the pandemic. Over the same period of time, Planet Fitness has permanently closed none of its franchisee-owned or corporate-owned stores as a result of the pandemic.
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
As of December 31, 2021, we had approximately 15.2 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 85% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees.

Our stores
We had 2,254 stores system-wide as of December 31, 2021, of which 2,142 were franchised and 112 were corporate-owned, located in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location.

Franchisee-owned store count by location

AK
6
BC
8
AB
5
SK
2
MB
4
ON
30
NB
2
WA
40
MT
5
ND
4
ME
7
MN
27
OR
22
ID
7
SD
3
WI
36
VT
4
NH
2
NY
97
MA
72
WY
4
MI
85
CT
34
RI
17
IA
18
NE
13
PA
101
NJ
55
NV
20
OH
98
IL
87
IN
53
DC
2
MD
46
DE
5
UT
13
CO
26
WV
11
CA
163
KS
17
MO
35
KY
35
VA
51
NC
79
TN
49
OK
21
AZ
48
AR
20
SC
39
NM
19
AL
37
GA
80
MS
20
TX
149
LA
33
HI
4
FL
141
Queensland
4
New South Wales
4
Mexico
5
Puerto Rico
13
Panama
5

Corporate-owned Clubs	
Canada	2
Ontario	2
United States	110
California	6
Colorado	6
Delaware	5
Maine	4
Massachusetts	4
New Hampshire	18
New Jersey	15
New York	32
Pennsylvania	19
Vermont	1
Total	**112**

Store model
Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchisee-owned stores. Based on franchisee business reviews and management estimates since the onset of COVID-19, we believe that, on average, franchisee stores achieve four-wall EBITDA margins in line with, or higher than these corporate-owned store four-wall EBITDA margins. The stores included in these business reviews represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores.
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
Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2021, there were 2,142 franchised Planet Fitness stores operated by approximately 120 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2021, 98% of all franchise stores were owned and operated by a franchisee group that owned at least three stores, and while our largest franchisee owned 175 stores, only 33% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing. We generally do not permit franchisees to borrow more than 80% of the initial investment for their Planet Fitness business.
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
In 2021 and 2020, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 21 and 22 weeks, respectively, which is higher than our historical average before the COVID-19 pandemic of approximately 14 weeks. We sampled construction costs to build new stores from across a wide range of U.S. geographies, 35 and 43 new stores in 2021 and 2020, respectively. Based upon these samples, franchisees’ unlevered (i.e., not debt-financed) investment to open a new store ranged from approximately $1.6 million to $3.3 million and $1.6 million to $3.7 million, based upon our samples in 2021 and 2020, respectively. These amounts include fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from four general contractors that oversaw the construction of the stores in the sample set. Additionally, these amounts include an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies and does not necessarily represent the total construction costs on a cash basis.
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
Marketing
Marketing strategy
Our marketing strategy is anchored by our key brand differentiators—the Judgement Free Zone, our exceptional value and our high-quality experience. We employ memorable and creative advertising, which not only drives membership sales, but also showcases our brand philosophy, humor and innovation in the industry. We see Planet Fitness as a community gathering place, and the heart of our marketing strategy is to reinforce the “feel good” mental and physical benefits of exercise and create a welcoming in-store environment for our members.

Marketing spending
National advertising. We support our franchisees both at a national and local level. We manage the NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements require franchisees to contribute approximately 2% of their monthly EFT annually to the NAF and Canadian advertising fund, respectively. In 2021 the NAF and Canadian advertising fund spent $62.2 million, $2.8 million of which is from our corporate-owned stores and included in store-operations expense on the consolidated statements of operations.
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
Media partnerships
Given our scale and marketing resources through our NAF, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. For the past seven years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement-free philosophy to an estimated over one billion TV viewers annually at a key time of year when health and wellness is top of mind for consumers.
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
We have partnered with Boys & Girls Clubs of America to make a meaningful impact on the lives of today’s youth. Together with our franchisees, vendors and members, Planet Fitness has donated more than $7.0 million to support anti-bullying, pro-kindness initiatives since 2016.
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
Human Capital
Workforce
As of December 31, 2021, we employed 1,529 employees at our corporate-owned stores and 241 employees at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
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
We maintain numerous additional avenues for learning from our team members, ranging from anonymous surveys to town hall Q&A sessions and other ongoing opportunities to share thoughts and ideas. In 2020, we conducted a topic-specific survey to assess sentiment around a variety of topics such as workplace flexibility (i.e., remote/in-office), DE&I efforts, and improving our culture, and, in response, made several updates to our benefits package while ensuring existing programs were properly communicated to eligible team members (including, for instance, our enhanced parental leave and early release Fridays for increased flexibility). To promote employee satisfaction, we are continually seeking new ways to hear from our team members regarding their priorities and needs.
Training & Development
A critical component of maintaining our engaged and inclusive culture is making investments in our team members at all levels.

We offer 80+ courses through Planet Fitness University, our online training development program available to all team members. In response to the remote work environment, webinars and trainings on issues such as avoiding burnout and managing workload were developed in 2021. Ongoing programs at Planet Fitness include professional-level workshops led by our training department, in addition to our Leadership Academy for the accelerated development of our highest-potential team members. In 2021, there were over 30,000 active users of the PF University platform across our franchise community.
Health & Safety
Given our core mission is centered on improving people’s lives and keeping people healthy and the customer-facing nature of our business, the overall health and safety of our team members and our members has been a longstanding priority for the company and a core component of our broader environmental, social and corporate governance (“ESG”) objectives and strategy. In 2020, we were able to draw on our knowledge, experience and commitment to health and safety to act quickly to protect our Planet Fitness community during the COVID-19 pandemic. Our COVID-19 policies and protocols, which we developed in consultation with national and global health experts, include:
•Implementing policies to keep people safe, including adherence to local policies and regulations regarding capacity, mask wearing, and vaccination requirements;
•Equipping stores with disinfectant effective against COVID-19 on surfaces; and
•Adding a COVID-19 wellness questionnaire and touchless check-in via the Planet Fitness app.
In 2021 we adopted the recognized safety framework put forth by the International WELL Building Institute to ensure a safer and healthier environment for our employees and members across our global network. We aligned our franchised and corporate-owned stores, as well as our headquarters, within WELL’s evidence-based, third-party verified rating framework, and prioritized holistic aspects of health from improved air flow, hygienic hand washing practices, reduction in hand contact of high-touch surfaces, effective cleaning protocols and robust emergency preparedness and response. The work done in 2021 resulted in our achievement of the WELL Health-Safety Rating for Facility Operations and Management, making us the first fitness brand to accomplish this.
Diversity, Equity & Inclusion
We recognize that diversity of our workforce at all levels of our company is a business and social imperative. To assess and accelerate our efforts, in 2020 we formed a DE&I Task Force, with responsibility for developing a strategic roadmap to address short- and long-term priorities as well as a plan for ensuring that we continue to make progress. In 2021, we offered Cultural Competency & Unconscious Bias training to our executive leadership team, our headquarters team members, and our franchisees.
Planet Fitness measures diversity across ethnic/racial groups, gender and employee level to help inform human capital management strategies and ensure an engaged workforce. We will publicly disclose Equal Opportunity Employment Standard Form 100 data in our 2021 Impact Report.
Information technology and systems
All stores use a computerized, third-party hosted store management system to process new in-store memberships, bill members, update member information, check-in members, process point of sale transactions as well as track and analyze sales, membership statistics, cross-store utilization, member tenure, amenity usage, billing performance and demographic profiles by member. Our websites, mobile, and digital platforms are hosted by third parties, and we also rely on third-party vendors for related functions such as our system for processing and integrating new online memberships, updating member information and making online payments. We believe these systems are scalable to support our growth plans.
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
Beginning in 2018, we engaged with a third-party software development vendor to develop a new, custom digital platform, which, through the exchange of data and introduction of digital products and services, facilitates digital experiences across any digital channel, including mobile, online and in-store media. In 2020, we began introducing premium digital content, across multiple channels, but primarily through our mobile app. In 2021, we introduced content management services to the digital platform allowing us to support the delivery of various types of content in multiple languages across the digital platform and connected channels. These solutions have facilitated our ability to continue providing differentiated and unique experiences to our customers, allow for various partnership types and are aligned with our ongoing business strategy.
We recognize the value of enhancing and extending the uses of information technology in virtually every area of our business. Our information technology strategy is aligned to support our business strategy and operating plans. We maintain an ongoing comprehensive multi-year program to introduce, replace, or upgrade key systems, enhance security and optimize their performance.
Intellectual property
We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “PE@PF,” “Lunk Alarm,” “Black Card,” “PF Black Card,” “No Gymtimidation,” “You Belong,” “The Judgement Free Generation,” “PF+” and various other trademarks and trade dress. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and challenge any unauthorized use of the marks.
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
Summary of Risk Factors
Risks related to our business and industry
•Our business and results of operations have been and may in the future be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future.
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
•Our business is subject to various laws and regulations including, among others, those governing indoor tanning, electronic funds transfer, ACH, credit card, debit card, digital payment options auto-renewal contracts, and consumer protection more generally, and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business.
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

Risks related to the Sunshine Acquisition
•We may be unable to successfully realize the anticipated benefits of the Sunshine Acquisition.
•We may not have discovered undisclosed liabilities of the Sunshine Fitness stores during the due diligence process.
Risks related to our indebtedness
•Substantially all of the assets of certain of our subsidiaries are security, under the terms of securitization transactions that were completed on August 1, 2018, December 3, 2019 and February 10, 2022 and which impose certain restrictions on our activities and the activities of our subsidiaries.
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
Risks related to our business and industry
Our business and results of operations have been and may in the future be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future.
The outbreak of the novel coronavirus COVID-19 (“COVID-19”) and the disease it causes, which was declared a pandemic by the World Health Organization in March 2020, continues to impact worldwide consumer behavior and economic activity. A public health pandemic such as COVID-19 poses the risk that we or our employees, franchisees, members, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described elsewhere in this report, such as those relating to our growth strategy, international operations, our ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness.
The duration of the COVID-19 pandemic and the extent of its impact remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, we proactively closed all of our stores system-wide beginning in mid-March 2020, temporarily furloughed a majority of our corporate-owned store employees while corporate-owned stores remained closed, suspended billing membership and annual fees while stores were closed and temporarily suspended sales and placement of equipment. We and our franchisees took other actions, such as temporary rent deferrals and suspension of marketing activities, as additional measures to preserve cash and liquidity during closure periods. Temporary rent deferrals have often led to renegotiated rent payment schedules with landlords, some of which remain unresolved and may affect us or our franchisees in future periods. Our stores began reopening in early May 2020 as local guidelines allowed, and as of December 31, 2021, 2,246 of our 2,254 stores were open and operating, of which 2,134 were franchise stores and 112 were corporate-owned stores. As COVID-19 continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. Store members have not and will not be charged membership dues while our stores are temporarily closed and are credited for any membership dues paid for periods when their store is closed due to the COVID-19 pandemic. Compared to the periods prior to March 2020, we have experienced and may in the future experience decreased new store development and remodels, as well as decreased replacement equipment sales in 2021 and beyond as a result of the COVID-19 pandemic. In addition, as a result of COVID-19, we have experienced to date, and may in the future experience, a decrease in our net membership base compared to membership levels in March 2020, and the COVID-19 pandemic may have an ongoing impact on consumer behavior.
As our stores reopened, we have recognized franchise revenue and corporate-owned store revenue associated with any membership dues collected prior to temporary store closures. We may have to defer revenue in the future if stores are required to re-close.
Further, the constantly evolving nature of the COVID-19 pandemic and the emergence of new variants of coronavirus, such as “Omicron,” which the World Health Organization identified as a “variant of concern” in November 2021, may negatively impact our operating results in future periods. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
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
•regulatory, investigative or other actions relating to pricing, billing and cancellation practices;
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
We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition. Consumer demand for digital member management functionality and digital fitness offerings have been increasing, which has required us to effectively recruit the skills and talent structure needed to adequately compete in this space, in addition to investing incremental marketing funds to produce differentiated content.
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
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2022,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our brand, business and revenues.
Our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
Our target market is people seeking regular exercise and people who are new to fitness. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to stores, and membership levels may materially decline over time, especially at stores in operation for an extended period of time. Members may cancel their memberships at any time after giving proper notification, in accordance with the terms of their membership agreement, subject to an initial minimum term applicable to certain memberships. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our stores and may be more likely to cancel their memberships. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, a shift to digital fitness versus our core bricks and mortar fitness offerings, changes in discretionary spending trends and general economic conditions, changes in customer behavior resulting from the COVID-19 pandemic, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly membership dues due to inflation, direct and indirect competition in our industry and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing stores, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operations and financial condition.
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
In 2018, we engaged with a new third-party software development company to develop a digital platform that runs on new data services and solutions, and facilitates digital experiences across digital channels, including mobile, online, and in-club media. We continue to invest in this platform to deliver new digital experiences that provide better services and value to our store members and franchisees. If we move to a different partner to develop and maintain this platform, or if the current partner’s ability to provide its services is impaired, our operations could increasingly be interrupted. This platform is built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. In 2019, we worked with one of our third-party software development partners to develop and roll out a new customized mobile application. We also evaluated and selected a new in-store media solution that we began rolling out to our stores in 2020. In 2020, we began introducing premium digital content throughout a partnership across multiple channels, but primarily through our mobile application. In 2021, we engaged a new third-party vendor to assist with the development and implementation of a strategy focused on increasing member engagement across all our digital platforms. Such platforms depend on the internet, internet providers and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to those platforms and/or services could impact the products and services we offer to our members and affect our membership sales and retention.
Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member services and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected, which in turn may materially and adversely affect our results of operations and financial condition. Furthermore, as a result of the COVID-19 pandemic, certain of our employees have been required to work from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cyber incidents and improper collection and dissemination of personal or confidential information.
Use of email marketing and social media may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use and popularity of email, social media and other consumer-oriented technologies, including v-logs, blogs, chat platforms, social media websites and applications, and other forms of internet-based communication, which has increased the speed and accessibility of information dissemination and broadened the pool of consumers and other interested persons. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores. Social media and other platforms have in the past been and may in the future be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. We have a cyber security policy that attempts to prevent and respond to these attacks. Nonetheless, these types of attacks are pervasive inside and outside of the industry and could lead to the improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information, which could lead to a decline in the value of our brand, which could have a material adverse effect on our business.
We also use email and social media platforms as marketing tools. For example, we maintain social media accounts and may occasionally email members to inform them of certain offers or promotions. As laws and regulations, including Federal Trade Commission (the “FTC”) enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees, our spokespeople and brand ambassadors or other third parties acting at their direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.
If we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.
In the ordinary course of business, we and our franchisees handle member, prospective member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. In 2019, we introduced a mobile application that tracks exercise and activity-related data, which may in the future track other personal information. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. The integrity and protection of member, prospective member and employee data is critical to us.
Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party vendors (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party vendors may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business, which in turn may materially and adversely affect our results of operations and financial condition.
Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels, as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, National Automated Clearing House Association, Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.
The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could subject us to loss and harm our brand and our business.
We have been in the past, and we could be in the future, subject to cyber incidents or other adverse events that threaten the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential, personal or other information about customers, franchisees, vendors and employees. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. We could also be subject to negative impacts on our business caused by cyber incidents relating to our third-party vendors. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with members and private data exposure, which each in turn could create additional risks and exposure. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks. However, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.
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
Under certain laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could adversely affect the operation of our business and results of operations, which in turn may materially and adversely affect our results of operations and financial condition.
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
Over the past several years prior to the COVID-19 pandemic, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Although such growth was temporarily slowed by measures put in place in response to the COVID-19 pandemic and the resulting temporary closure of stores and accompanying decrease in membership, we are resuming the implementation of our expansion strategy, in line with prior plans for growth. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2021 and 2020, our franchisees opened 125 stores, compared to 255 stores in 2019, and 226 stores in 2018. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.
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

A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2021, we had approximately 120 franchisee groups operating 2,142 stores. Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
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

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for approximately 8.2% of our total stores and another large franchisee group accounts for approximately 5.3% of our total stores as of December 31, 2021. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other stores, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
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
Use of our and our franchisees’ stores poses some potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise and tanning equipment. Claims might be asserted against us and our franchisees for injuries or death suffered by members or guests while exercising and using the facilities at a store. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us, including legal claims related to alleged exposure to COVID-19 at corporate-owned stores and franchise stores. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. Depending upon the outcome, these matters may have a material adverse effect on our results of operations, financial condition and cash flows.

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
We and our franchisees are responsible at the stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, require us to offer specific mechanisms for membership cancellation, or preclude automatic membership renewals. The FTC Chair has recently expressed interest in ensuring that recurring subscriptions and memberships are easy to cancel, including through a social media statement mentioning us. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, result in membership contracts being void or voidable, or otherwise harm our brand or reputation. In addition, states or provinces may update these laws and regulations. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.
We and our franchisees are subject to laws and regulations governing the collection, use, disclosure, security or other processing of personal information including in the U.S., E.U., Canada, Panama, Mexico and Australia, as well as self-governing standards promulgated by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association and the Canadian Payments Association. In the U.S. in particular, there are rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act (“CCPA”), and various state data privacy and breach notification laws. In California, the CCPA was enacted in

June 2018, became effective on January 1, 2020 and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. Moreover, a new privacy law that amends and expands the CCPA, the California Privacy Rights Act (“CPRA”), was passed on November 3, 2020. The CPRA creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA also establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. Additionally, comprehensive privacy laws akin to the CPRA have recently been passed in Virginia and Colorado, and it is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our or our franchisees’ handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of their third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, a franchisee or vendor, could have adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against their licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our or our franchisees’ information systems, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses.
Regulatory restrictions placed on indoor tanning services and negative opinions about the health effects of indoor tanning services could harm our reputation and our business.
Although our business model does not place an emphasis on indoor tanning, the vast majority of our corporate-owned stores and franchise stores offer indoor tanning services. We offer tanning services as one of many amenities available to our PF Black Card members. Many states and provinces where we and our franchisees operate have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. In addition to regulations imposed on the indoor tanning industry, medical opinions and opinions of commentators in the general public regarding negative health effects of indoor tanning services could adversely impact the value of our PF Black Card memberships and our future revenues and profitability. Although the tanning industry is regulated by U.S. federal and state, and international government agencies, negative publicity regarding the potentially harmful health effects of the tanning services we offer at our stores could lead to additional legislation or further regulation of the industry. The potential increase in cost of complying with these regulations could have a negative impact on our profit margins.
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
We primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, we are subject to federal, state and international legislation and certification requirements governing EFT, including the Electronic Funds Transfer Act. Some states have passed or have considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times, provide notice to members in advance of automatic renewals, and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our franchisees and our and their members.
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
All but one of our corporate-owned stores are located on leased premises. The leases for corporate-owned stores generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. Moreover, although historically we have generally not guaranteed franchisees’ lease agreements, we have done so in a few certain instances and may do so from time to time.
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
Equipment and certain products and services used by us, including our exercise equipment, point-of-sale software and hardware, and digital content produced for our mobile application, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2021 approximately 68% of our new members joined either online through our websites or through our mobile app. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain, our ability to retain customers, and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services. If our websites or other digital platforms experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand may be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
Risks Related to the Sunshine Acquisition
We may be unable to successfully realize the anticipated benefits of the Sunshine Acquisition.
On February 10, 2022, we acquired Sunshine Fitness Growth Holdings, LLC (“Sunshine Fitness”), a Planet Fitness franchisee (the “Sunshine Acquisition”), which immediately prior to the acquisition owned and operated 114 franchisee-owned stores (the “Sunshine Stores”). The success of the Sunshine Acquisition depends on our ability to successfully integrate the Sunshine Stores with our network of corporate-owned stores and operate the Sunshine Stores as corporate-owned stores. We also anticipate that the possible benefits of the Sunshine Acquisition include the expertise and experience of the Sunshine Fitness management team acquired in the Sunshine Acquisition. The anticipated benefits of the Sunshine Acquisition may not be realized fully, or at all, or may take longer to realize than expected.
We may face significant challenges in realizing the anticipated benefits of the Sunshine Acquisition, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the acquisition and integration of the Sunshine Stores and Sunshine Fitness personnel;
•retaining existing key business, employment and other operational relationships and attracting new employees and business and operational relationships; and
•unforeseen expenses and delays related to the integration of Sunshine Stores into our system.
Many of these factors will be outside of our control and any one of them could result in increased costs and/or decreases in the amount of expected revenues, which in turn could have an adverse effect on our brand, business, or financial condition.
We may not have discovered undisclosed liabilities of the Sunshine Fitness stores during the due diligence process.
In the course of the due diligence review of the Sunshine Stores that we conducted prior to consummating the Sunshine Acquisition, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of the Sunshine Stores. Examples of such undisclosed liabilities of the Sunshine Stores may include, but are not limited to, pending or threatened litigation or environmental or other regulatory matters. Any such undisclosed liabilities could have an adverse effect on our brand, business, or financial condition.
Risks related to our indebtedness
Substantially all of the assets of certain of our subsidiaries are security under the terms of securitization transactions that were completed on August 1, 2018, December 3, 2019 and February 10, 2022.
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture (the “Original Base Indenture”) and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and together with the Class A-2-I Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes”), and certain letters of credit. On December 3, 2019, the Master Issuer issued $550 million Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). The 2018 Notes, 2019 Notes and the 2018 Variable Funding Notes are referred to collectively as the “Securitized Senior Notes.”

Subsequent to the fiscal year ended on December 31, 2021, the Master Issuer entered into an amended and restated base indenture (replacing the Original Base Indenture) and a related supplemental indenture (collectively, the “2022 Indenture”) on February 10, 2022, under which the Master Issuer issued $425 million Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I (the “2022 Class A-2-I Notes”) and $475 million Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II (the “2022 Class A-2-II Notes,” and together with the 2022 Class A-2-I Notes, the “2022 Notes”, and together with the Securitized Senior Notes and the 2022 Variable Funding Notes (as defined below) then outstanding, the “Notes”). In connection with such Series 2022-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes”, and such Class A-1 note facilities in effect from time to time, the “Variable Funding Notes”) and certain letters of credit. On February 10, 2022, the Company borrowed the full $75 million in 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full.
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
Under the Indenture, Master Issuer had approximately $1.7 billion of outstanding debt as of December 31, 2021. Additionally, Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the 2018 Variable Funding Notes, and drew down on the full amount of the 2018 Variable Funding Notes on March 20, 2020.
Subsequent to the fiscal year ended on December 31, 2021, upon the Series 2022-1 Issuance on February 10, 2022, the Master Issuer repaid an aggregate amount of $556,312,500 of such outstanding debt and incurred an additional $900 million of outstanding debt through the issuance of the 2022 Notes. Additionally, the Master Issuer replaced the 2018 Variable Funding Notes with the 2022 Variable Funding Notes, pursuant to which the Master Issuer has the ability to borrow up to an aggregate principal amount of $75 million from time to time on a revolving basis, and drew down on the full amount of the 2022 Variable Funding Notes on February 10, 2022. As a result, immediately following the Series 2022-1 Issuance, the Master Issuer has approximately $2.1 billion of outstanding debt
This level of debt could have significant consequences on our future operations, including:
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
•subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness with respect to the Variable Funding Notes or the refinancing of the Securitized Senior Notes or the 2022 Notes; and
•increasing the possibility that we may be unable to generate cash sufficient for the Master Issuer to pay, when due, interest on and principal of the Securitized Senior Notes.
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
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $714.7 million over the remaining term of the tax receivable agreements based on a price of $90.58 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 31, 2021) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $607.5 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales by the TRA Holders, the price of our Class A common stock at the time of the sales, whether such sales are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest. Payments under the tax receivable agreements may give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest (generally calculated using one-year LIBOR), depending on the tax receivable agreements and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. The tax receivable agreements provide for interest, at a rate equal to one-year LIBOR, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreements. In addition, under certain circumstances where we are unable to make timely payments under the tax receivable agreements, the tax receivable agreements provide for interest to accrue on unpaid payments, at a rate equal to one-year LIBOR plus 500 basis points.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2021, based on a share price of $90.58 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 31, 2021) and a discount rate equal to 1.9%, we estimate that we would have been required to pay $525.2 million in the aggregate under the tax receivable agreements.
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
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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
Since our initial public offering (the “IPO”) through December 31, 2021, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $99.60 on November 5, 2021. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
Corporate-Owned Stores
We lease all but one of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. As of December 31, 2021, we had 112 corporate-owned store locations. The following table lists all of our corporate-owned store counts by state or province as of December 31, 2021:

State/Province	Store Count
New York	32
Pennsylvania	19
New Hampshire	18
New Jersey	15
California	6
Colorado	6
Delaware	5
Maine	4
Massachusetts	4
Ontario	2
Vermont	1
Franchisee Stores
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time. As of December 31, 2021, we had 2,142 franchisee-owned stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia.
Sunshine Acquisition
Subsequent to the fiscal year ended December 31, 2021 and in connection with the Sunshine Acquisition, we acquired 114 stores that were previously franchisee-owned stores and are now corporate-owned store locations.
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
Holders of Record
As of February 24, 2022, there were 9 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 24, 2022 there were 19 stockholders of record of our Class B common stock, and there is no public market for these shares.
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

Performance Graph
The following graph and table depict the total return to shareholders from August 6, 2015 (the date our Class A common stock began trading on the NYSE) through December 31, 2021, relative to the performance of the S&P 500 Index and the Russell 2000. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph and table assume $100 invested at the closing price of $16.00 on August 6, 2015.
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

$500.00
$400.00
$300.00
$200.00
$100.00
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
Planet Fitness, Inc.
S&P 500 Index
Russell 2000 (Total Return) Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Planet Fitness, Inc.	$100.00	$172.29	$266.77	$371.54	$386.22	$450.65
S&P 500 Index	100.00	119.42	111.97	144.31	167.77	212.89
Russell 2000 (Total Return) Index	100.00	113.14	99.37	122.94	145.52	165.45
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2021. Subsequently, in connection with the Sunshine Acquisition, an aggregate of 517,348 shares of Class A common stock, 3,637,678 Holdings Units and 3,637,678 shares of Class B common stock were issued at the closing of the acquisition in accordance with Section 4(a)(2) of the Securities Act.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
10/01/21 - 10/30/21	—	$—	—	$200,000,000
11/01/21 - 11/30/21	—	$—	—	$200,000,000
12/01/21 - 12/31/21	—	$—	—	$200,000,000
Total	—	$—	—	$200,000,000

Item 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the United States by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This exceptional value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of December 31, 2021, we had approximately 15.2 million members and 2,254 stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,254 stores, 2,142 were franchised and 112 were corporate-owned.
As of December 31, 2021, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared a global pandemic related to the COVID-19 outbreak. The pandemic has caused unprecedented economic volatility and uncertainty, which negatively impacted our operating results. In response to the COVID-19 pandemic, we proactively closed all of our stores system wide in March 2020. Our stores began reopening in May 2020 as local guidelines allowed, and as of December 31, 2021, 2,246 of our stores were open and operating. COVID-19 may continue to impact areas in which our stores operate, particularly if stores re-close pursuant to local guidelines. As previously announced, members have not and will not be charged membership dues while our stores are temporarily closed and are credited for any membership dues paid for periods when our stores were closed. Compared to the periods prior to March 2020, we have experienced and may continue to experience decreased new store development and reduced equipment revenue in 2022 as a result of the COVID-19 pandemic.
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
We generate revenue from three primary sources:
•Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, NAF revenue, franchise fees, placement revenue, other fees and commission income associated with our franchisee-owned stores. Franchise segment revenue does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 50%, 51% and 40% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

•Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 28%, 29%, and 23% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, over 90% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance.
•Equipment segment revenue: Includes equipment revenue for new franchisee-owned stores as well as replacement equipment for existing franchisee-owned stores, in both the U.S. and Canada. Franchisee-owned stores are generally required to replace their equipment every five to seven years. This source of revenue comprised 22%, 20% and 37% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
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
•Store operations: Includes the direct costs associated with our corporate-owned stores, primarily rent, utilities, payroll, marketing, maintenance and supplies. The components of store operations remain relatively stable for each store. Our statements of operations do not include, and we are not responsible for, any costs associated with operating franchisee-owned stores.
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
Cash flows
We generate a significant portion of our cash flows from monthly membership dues, royalties, NAF revenue and various fees and commissions related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties, NAF revenue and certain other fees, through our third-party hosted point-of-sale systems in the United States and Canada. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st day of the second month following the month in which the membership agreement was signed, provided our stores are open. Through our point-of-sale system, in the United States and Canada, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are generally deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees, although our billing and collection practices vary in certain international markets. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.
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

Recent Transactions
Securitized Financing Facility
Subsequent to the fiscal year ended on December 31, 2021, we completed the Series 2022-1 Issuance pursuant to which the Master Issuer issued the 2022 Notes in an aggregate outstanding principal amount of $900 million. In connection with such Series 2022-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in 2022 Variable Funding Notes and certain letters of credit. On February 10, 2022, we borrowed in the full amount of the $75 million 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full.
Sunshine Acquisition
Subsequent to fiscal year ended December 31, 2021, on February 10, 2022, the Company and Pla-Fit Holdings acquired 100% of the equity interests of franchisee Sunshine Fitness, which operates 114 locations in Alabama, Florida, Georgia, North Carolina, and South Carolina. The purchase price of the acquisition was approximately $800.0 million including approximately $425.0 million in cash consideration and approximately $375.0 million of equity consideration.
Seasonality
Prior to the COVID-19 pandemic, our results were subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of store openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions. The seasonality of our membership growth in 2020 and 2021 was meaningfully different than our historical patterns. We believe this was primarily a result of the COVID-19 pandemic.
Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S and Canada. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2021, 2020 and 2019. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Revenue
Franchise segment	$290,710	$206,156	$277,582
Corporate-owned stores segment	167,219	117,142	159,697
Equipment segment	129,094	83,320	251,524
Total revenue	$587,023	$406,618	$688,803
Segment EBITDA
Franchise segment	$194,303	$114,968	$192,281
Corporate-owned stores segment	49,196	23,672	65,613
Equipment segment	29,680	13,097	59,618
Corporate and other	(78,265)	(33,242)	(46,190)
Total Segment EBITDA(1)	$194,914	$118,495	$271,322

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Year Ended December 31, 2021
Income (loss) from operations	$186,767	$13,375	$24,746	$(81,493)	$143,395
Depreciation and amortization	7,540	35,811	5,044	14,405	62,800
Other income (expense)	(4)	10	(110)	(10,998)	(11,102)
Equity earnings (losses) of unconsolidated entities, net of tax	—	—	—	(179)	(179)
Segment EBITDA(1)	$194,303	$49,196	$29,680	$(78,265)	$194,914
Year Ended December 31, 2020
Income (loss) from operations	$107,254	$(6,209)	$8,049	$(49,334)	$59,760
Depreciation and amortization	7,784	30,532	5,048	10,468	53,832
Other income (expense)	(70)	(651)	—	5,624	4,903
Segment EBITDA(1)	$114,968	$23,672	$13,097	$(33,242)	$118,495
Year Ended December 31, 2019
Income (loss) from operations	$184,405	$39,648	$54,571	$(45,541)	$233,083
Depreciation and amortization	7,886	25,515	5,044	5,901	44,346
Other income (expense)	(10)	450	3	(6,550)	(6,107)
Segment EBITDA(1)	$192,281	$65,613	$59,618	$(46,190)	$271,322

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
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by the Company’s corporate-owned stores. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. Provided our stores are open, we collect monthly dues on or around the 17th of every month and collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $3.4 billion, $2.4 billion and $3.2 billion, during the years ended December 31, 2021, 2020 and 2019, respectively.
Number of new store openings
The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our stores open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	2,021	1,903	1,666
New stores opened	125	125	255
Stores debranded, sold or consolidated(1)	(4)	(7)	(18)
Stores operated at end of period(2)	2,142	2,021	1,903
Corporate-owned stores:
Stores operated at beginning of period	103	98	76
New stores opened	7	5	6
Stores acquired from franchisees	2	—	16
Stores operated at end of period(2)	112	103	98
Total stores:
Stores operated at beginning of period	2,124	2,001	1,742
New stores opened	132	130	261
Stores debranded, sold or consolidated(1)	(2)	(7)	(2)
Stores operated at end of period(2)	2,254	2,124	2,001

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of December 31, 2021, 2,246 were re-opened and operating, of which 2,134 were franchisee-owned stores and 112 were corporate-owned stores.

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
We report same store sales for a given period as long as more than 50% of the stores in our same store sales base were open for every month in both the current period and corresponding prior year period. All of our stores were closed for a portion of the year ended December 31, 2020 due to COVID-19. Because none of our stores in the same store sales base billed monthly membership dues in all of the months included in the year ended December 31, 2020, we are not providing same store sales comparisons (“NC”) for the years ended December 31, 2021 and 2020.
The following table shows our same store sales for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Same store sales growth:
Franchisee-owned stores	NC	NC	9.0%
Corporate-owned stores	NC	NC	6.1%
System-wide stores	NC	NC	8.8%
Number of stores in same store sales base:
Franchisee-owned stores			1,621
Corporate-owned stores			76
Total stores			1,711

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Net income (loss)	$46,122	$(15,204)	$135,413
Interest income	(878)	(2,937)	(7,053)
Interest expense	81,211	82,117	60,852
Provision for income taxes	5,659	687	37,764
Depreciation and amortization	62,800	53,832	44,346
EBITDA	194,914	118,495	271,322
Purchase accounting adjustments-revenue(1)	379	279	768
Purchase accounting adjustments-rent(2)	433	490	470
Loss on reacquired franchise rights(3)	—	—	1,810
Severance costs(4)	—	981	—
Pre-opening costs(5)	2,134	1,520	1,793
Legal matters(6)	—	5,810	—
Credit loss expense on held-to-maturity investments(7)	17,462	—	—
Dividend income on held-to-maturity investments(8)	(1,401)	—	—
Insurance recovery(9)	(2,500)	—	—
Tax benefit arrangement remeasurement(10)	11,737	(5,949)	5,966
Other(11)	1,286	(1,265)	48
Adjusted EBITDA	$224,444	$120,361	$282,177
(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2021, 2020 and 2019, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.2 million, $0.1 million and $0.2 million in the years ended December 31, 2021, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents the impact of a non-cash loss recorded in accordance with ASC 805—Business Combinations related to our acquisitions of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.
(4)Represents severance expense recorded in connection with a reduction in force in 2020.
(5)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.

(6)Represents costs associated with legal matters in which the Company is a defendant. The 2020 amount includes expense of $3.8 million related to the settlement of legal claims, and a $2.0 million reserve against an indemnification receivable related to a legal matter.
(7)Represents credit loss expense on our held-to-maturity investment based upon facts and circumstances that existed as of December 31, 2021 related to the investee's performance and overall financial condition.
(8)Represents dividend income recognized on a held-to-maturity investment.
(9)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims
(10)Represents gains and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(11)Represents certain other charges and gains that we do not believe reflect our underlying business performance. The 2020 amount includes a $1.4 million gain related to an employee retention payroll tax credit received in connection with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income (loss)	$46,122	$(15,204)	$135,413
Provision for income taxes, as reported	5,659	687	37,764
Purchase accounting adjustments-revenue(1)	379	279	768
Purchase accounting adjustments-rent(2)	433	490	470
Loss on reacquired franchise rights(3)	—	—	1,810
Severance costs(4)	—	981	—
Pre-opening costs(5)	2,134	1,520	1,793
Legal matters(6)	—	5,810	—
Credit loss expense on held-to-maturity investments(7)	17,462	—	—
Dividend income on held-to-maturity investments(8)	(1,401)	—	—
Insurance recovery(9)	(2,500)	—	—
Tax benefit arrangement remeasurement(10)	11,737	(5,949)	5,966
Other(11)	1,286	(1,265)	48
Purchase accounting amortization(12)	16,636	16,846	16,318
Adjusted income before income taxes	$97,947	$4,195	$200,350
Adjusted income taxes(13)	26,446	1,116	53,694
Adjusted net income	$71,501	$3,079	$146,656
Adjusted net income per share, diluted	$0.82	$0.04	$1.59
Adjusted weighted-average shares outstanding, diluted(14)	87,218	87,166	92,358

(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2021, 2020 and 2019, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent is being recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.2 million, $0.1 million and $0.2 million in the years ended December 31, 2021, 2020 and 2019, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents the impact of a non-cash loss recorded in accordance with ASC 805—Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other (gain) loss on our consolidated statements of operations.
(4)Represents severance expense recorded in connection with a reduction in force in 2020.
(5)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(6)Represents costs associated with legal matters in which the Company is a defendant. The 2020 amount includes expense of $3.8 million related to the settlement of legal claims, and a $2.0 million reserve against an indemnification receivable related to a legal matter.
(7)Represents credit loss expense on our held-to-maturity investment based upon facts and circumstances that existed as of December 31, 2021 related to the investee's performance and overall financial condition.
(8)Represents dividend income recognized on a held-to-maturity investment.
(9)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims.
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
(12)Includes $12.4 million of amortization of intangible assets, other than favorable leases, for each of the years ended December 31, 2021, 2020 and 2019, recorded in connection with the 2012 Acquisition, and $4.3 million, $4.5 million and $4.0 million of amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019, respectively, created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(13)Represents corporate income taxes at an assumed effective tax rate of 27.0%, 26.6% and 26.8% for the years ended December 31, 2021, 2020 and 2019, respectively, applied to adjusted income before income taxes.
(14)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income (loss) per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$42,774	83,894	$0.51
Assumed exchange of shares(2)	3,348	3,324
Net income	46,122
Adjustments to arrive at adjusted income before income taxes(3)	51,825
Adjusted income before income taxes	97,947
Adjusted income taxes(4)	26,446
Adjusted net income	$71,501	87,218	$0.82

(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2021 and the associated weighted average shares of Class A common stock outstanding (see Note 15 to our consolidated financial statements included elsewhere in this Form 10-K).
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. as of the beginning of the period presented. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes, and the impact of dilutive stock options and RSUs.
(4)Represents corporate income taxes at an assumed effective tax rate of 27.0% applied to adjusted income before income taxes.

	Year Ended December 31, 2020
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net loss attributable to Planet Fitness, Inc.(1)	$(14,991)	80,303	$(0.19)
Assumed exchange of shares(2)	(213)	6,293
Net loss	(15,204)
Adjustments to arrive at adjusted income before income taxes(3)	19,399	570
Adjusted income before income taxes	4,195
Adjusted income taxes(4)	1,116
Adjusted net income	$3,079	87,166	$0.04
(1)Represents net loss attributable to Planet Fitness, Inc. for the year ended December 31, 2020 and the associated weighted average shares of Class A common stock outstanding (see Note 15 to our consolidated financial statements included elsewhere in this Form 10-K).
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. as of the beginning of the period presented. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.
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
(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2019, and the associated weighted average shares of Class A common stock outstanding (see Note 15 to our consolidated financial statements included elsewhere in this form 10-K).
(2)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. as of the beginning of the period presented. Also assumes the addition of net income attributable to non-controlling interests corresponding with the assumed exchange of Holdings Units and shares of Class B common stock for shares of Class A common stock.
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.8% applied to adjusted income before income taxes.
The following table reconciles Corporate-owned stores segment EBITDA to four-wall EBITDA to royalty adjusted four-wall EBITDA for the year ended December 31, 2021:

	Year Ended December 31, 2021
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$167,219	$49,196	29.4%
New stores(1)	(1,183)	3,722
Selling, general and administrative(2)	—	6,709
Impact of eliminations(3)	—	(3,546)
Purchase accounting adjustments(4)	—	433
Four-wall	$166,036	$56,514	34.0%
Royalty adjustment(5)	—	(11,799)
Royalty adjusted four-wall	$166,036	$44,715	26.9%

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

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Revenue:
Franchise revenue	40.5%	39.9%	32.4%
Commission income	0.1%	0.2%	0.6%
National advertising fund revenue	8.9%	10.6%	7.3%
Franchise segment	49.5%	50.7%	40.3%
Corporate-owned stores	28.5%	28.8%	23.2%
Equipment	22.0%	20.5%	36.5%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	17.2%	17.5%	28.2%
Store operations	18.9%	21.6%	12.5%
Selling, general and administrative	16.1%	16.9%	11.4%
National advertising fund expense	10.1%	15.1%	7.3%
Depreciation and amortization	10.7%	13.2%	6.4%
Other (gain) loss	2.6%	1.1%	0.3%
Total operating costs and expenses	75.6%	85.4%	66.1%
Income from operations	24.4%	14.6%	33.9%
Other income (expense), net:
Interest income	0.1%	0.7%	1.0%
Interest expense	(13.8)%	(20.2)%	(8.8)%
Other income (expense), net	(1.9)%	1.2%	(0.9)%
Total other expense, net	(15.6)%	(18.3)%	(8.7)%
Income (loss) before income taxes	8.8%	(3.7)%	25.2%
Equity earnings (losses) of unconsolidated entities, net of tax	—%	—%	—%
Provision for income taxes	1.0%	0.2%	5.5%
Net income (loss)	7.8%	(3.9)%	19.7%
Less net income (loss) attributable to non-controlling interests	0.6%	(0.1)%	2.6%
Net income (loss) attributable to Planet Fitness, Inc.	7.2%	(3.8)%	17.1%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Revenue:
Franchise revenue	$237,570	$162,159	$223,139
Commission income	779	696	4,288
National advertising fund revenue	52,361	43,301	50,155
Franchise segment	290,710	206,156	277,582
Corporate-owned stores	167,219	117,142	159,697
Equipment	129,094	83,320	251,524
Total revenue	587,023	406,618	688,803
Operating costs and expenses:
Cost of revenue	100,993	70,955	194,449
Store operations	110,716	87,797	86,108
Selling, general and administrative	94,540	68,585	78,818
National advertising fund expense	59,442	61,255	50,153
Depreciation and amortization	62,800	53,832	44,346
Other (gain) loss	15,137	4,434	1,846
Total operating costs and expenses	443,628	346,858	455,720
Income from operations	143,395	59,760	233,083
Other income (expense), net:
Interest income	878	2,937	7,053
Interest expense	(81,211)	(82,117)	(60,852)
Other income (expense), net	(11,102)	4,903	(6,107)
Total other expense, net	(91,435)	(74,277)	(59,906)
Income (loss) before income taxes	51,960	(14,517)	173,177
Equity earnings (losses) of unconsolidated entities, net of tax	(179)	—	—
Provision for income taxes	5,659	687	37,764
Net income (loss)	46,122	(15,204)	135,413
Less net income (loss) attributable to non-controlling interests	3,348	(213)	17,718
Net income (loss) attributable to Planet Fitness, Inc.	$42,774	$(14,991)	$117,695
Comparison of the years ended December 31, 2021 and December 31, 2020
Revenue
Total revenues were $587.0 million in 2021, compared to $406.6 million in 2020, an increase of $180.4 million, or 44.4%.
Franchise segment revenue was $290.7 million in the year ended December 31, 2021 compared to $206.2 million in the year ended December 31, 2020, an increase of $84.6 million, or 41.0%.
Franchise revenue was $237.6 million in the year ended December 31, 2021 compared to $162.2 million in the year ended December 31, 2020, an increase of $75.4 million or 46.5%. Included in franchise revenue is royalty revenue of $205.9 million, franchise and other fees of $21.7 million, and placement revenue of $10.0 million for the year ended December 31, 2021, compared to royalty revenue of $142.5 million, franchise and other fees of $12.7 million, and placement revenue of $6.9 million for the year ended December 31, 2020. The increases in franchise revenue in the year ended December 31, 2021 as compared to the year ended December 31, 2020 were primarily due to temporary store closures related to COVID-19 beginning in March 2020.
Commission income, which is included in our franchise segment, was $0.8 million in the year ended December 31, 2021 compared to $0.7 million in the year ended December 31, 2020.

National advertising fund revenue was $52.4 million in the year ended December 31, 2021, compared to $43.3 million in the year ended December 31, 2020, an increase of $9.1 million, or 20.9%. The increase in national advertising fund revenue in the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily a result of the temporary store closures related to COVID-19 beginning in March 2020.
Revenue from our corporate-owned stores segment was $167.2 million in the year ended December 31, 2021, compared to $117.1 million in the year ended December 31, 2020, an increase of $50.1 million, or 42.7%. The increase was primarily attributable to temporary store closures related to COVID-19 beginning in March 2020, as well as the opening of 12 new corporate-owned stores since January 1, 2020.
Equipment segment revenue was $129.1 million in the year ended December 31, 2021, compared to $83.3 million in the year ended December 31, 2020, an increase of $45.8 million, or 54.9%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2021, as compared to the year ended December 31, 2020. Also contributing to the increase was the 15% discount offered to franchisees on equipment sales in the prior year as a result of the COVID-19 pandemic.
Cost of revenue
Cost of revenue was $101.0 million in the year ended December 31, 2021 compared to $71.0 million in the year ended December 31, 2020, an increase of $30.0 million, or 42.3%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Store operations
Store operation expenses, which relates to our Corporate-owned stores segment, were $110.7 million in the year ended December 31, 2021 compared to $87.8 million in the year ended December 31, 2020, an increase of $22.9 million, or 26.1%. The increase was primarily attributable to higher expenses as a result of the opening of 12 new corporate-owned stores since January 1, 2020 as well as lower operating and marketing expenses in the prior year as a result of COVID-19 related closures beginning in March 2020.
Selling, general and administrative
Selling, general and administrative expenses were $94.5 million in the year ended December 31, 2021 compared to $68.6 million in the year ended December 31, 2020, an increase of $26.0 million, or 37.8%. The increase was primarily driven by higher incentive and stock-based compensation, local marketing support for our California re-openings, and higher insurance premiums in the year ended December 31, 2021, as compared to the year ended December 31, 2020.
National advertising fund expense
National advertising fund expense was $59.4 million in the year ended December 31, 2021, compared to $61.3 million in the year ended December 31, 2020, with the decrease primarily as a result of higher advertising spending in 2020 to promote store reopenings.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $62.8 million in the year ended December 31, 2021 compared to $53.8 million in the year ended December 31, 2020, an increase of $9.0 million, or 16.7%. The increase was primarily attributable to the opening of corporate-owned stores since January 1, 2020 and depreciation of new information systems assets.
Other loss
Other loss was $15.1 million in the year ended December 31, 2021 compared to $4.4 million in the year ended December 31, 2020. The $15.1 million loss in the year ended December 31, 2021 includes $17.5 million of credit loss expense on our held-to-maturity investment based upon facts and circumstances that existed as of December 31, 2021 related to the investee's performance and overall financial condition, partially offset by a gain of $2.5 million from an insurance recovery related to the settlement of legal claims. The loss of $4.4 million in the year ended December 31, 2020 includes expense of $3.8 million related to the settlement of legal claims and expense of $2.0 million from a reserve against an indemnification receivable related to a legal matter, partially offset by a $1.4 million gain related to an employee retention payroll tax credit received in connection with the CARES Act.

Interest income
Interest income was $0.9 million in the year ended December 31, 2021 compared to $2.9 million in the year ended December 31, 2020. The decrease was primarily a result of lower interest rates in the year ended December 31, 2021 compared to the year ended December 31, 2020.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $81.2 million in the year ended December 31, 2021 compared to $82.1 million in the year ended December 31, 2020, a decrease of $0.9 million, or 1.1%.
Other income (expense)
Other expense was $11.1 million in the year ended December 31, 2021 compared to income of $4.9 million in the year ended December 31, 2020. These amounts included expense of $11.7 million and income of $5.9 million attributable to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the years ended December 31, 2021 and December 31, 2020, respectively. Other income (expense) also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $5.7 million for the year ended December 31, 2021 compared to $0.7 million for the year ended December 31, 2020, an increase of $5.0 million. The $5.0 million increase is primarily attributable to our higher income before taxes in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily as a result of COVID-19 related temporary closures beginning in March 2020, partially offset by an income tax benefit recorded in 2021 to remeasure deferred taxes.
Segment results
Franchise
Franchise segment EBITDA was $194.3 million in the year ended December 31, 2021 compared to $115.0 million in the year ended December 31, 2020, an increase of $79.3 million, or 69.0%. The increase in the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to temporary store closures related to COVID-19 beginning in March 2020, higher NAF revenue and lower NAF expense, partially offset by higher franchise-related payroll and operational expenses. Depreciation and amortization was $7.5 million in the year ended December 31, 2021 and $7.8 million in the year ended December 31, 2020.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $49.2 million in the year ended December 31, 2021 compared to $23.7 million in the year ended December 31, 2020, an increase of $25.5 million, or 107.8%. The corporate-owned store segment EBITDA increase was primarily due to temporary store closures related to COVID-19 beginning in March 2020, as well as the opening of 12 new corporate-owned stores since January 1, 2020. Depreciation and amortization was $35.8 million for the year ended December 31, 2021, compared to $30.5 million for the year ended December 31, 2020. The increase in depreciation and amortization was primarily attributable to capital expenditures on existing stores and the opening of new corporate-owned stores since January 1, 2020.
Equipment
Equipment segment EBITDA was $29.7 million in the year ended December 31, 2021 compared to $13.1 million in the year ended December 31, 2020, an increase of $16.6 million, or 126.6%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2021 compared to the year ended December 31, 2020, and the 15% discount offered to franchisees on equipment sales in the prior year as a result of the COVID-19 pandemic. Depreciation and amortization was $5.0 million for both the years ended December 31, 2021 and December 31, 2020.
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
Liquidity and Capital Resources
As of December 31, 2021, we had $545.9 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with our available cash balance, the cash generated from our operations, and amounts we have drawn under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we continue to experience a reduction in sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$189,289	$31,138
Investing activities	(90,916)	(52,278)
Financing activities	(10,246)	57,850
Effect of foreign exchange rates on cash	14	295
Net increase in cash	$88,141	$37,005
Operating activities
For the year ended December 31, 2021, net cash provided by operating activities was $189.3 million compared to $31.1 million in the year ended December 31, 2020, an increase of $158.2 million. Of the increase, $103.1 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, and $55.0 million was primarily due to lower cash used for working capital in accrued expenses and accounts payable, payments pursuant to tax benefit arrangements, and other assets, partially offset by lower cash generated due to an increase in accounts receivable in the year ended December 31, 2021, compared to the year ended December 31, 2020.
Investing activities
For the year ended December 31, 2021, net cash used in investing activities was $90.9 million compared to $52.3 million in the year ended December 31, 2020, an increase of $38.6 million. Of the increase, $35.0 million was due to cash used for investments, $1.9 million was due to the acquisition of 2 franchisee-owned stores in the year ended December 31, 2021 and $1.5 million was due to higher capital expenditures.

Capital expenditures for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
New corporate-owned stores	$22,614	$14,568
Existing corporate-owned stores	16,651	25,039
Information systems	14,391	12,521
Corporate and all other	418	432
Total capital expenditures	$54,074	$52,560
Financing activities
For the year ended December 31, 2021, net cash used in financing activities was $10.2 million compared to net cash provided by financing activities of $57.9 million in the year ended December 31, 2020, a decrease of $68.1 million. In the year ended December 31, 2021 we had repayments of long-term debt of $17.5 million partially offset by proceeds from issuance of Class A common stock of $8.2 million. In the year ended December 31, 2020, we had net proceeds from borrowings under our variable funding notes and repayments of long-term debt for a combined cash inflow of $57.5 million and proceeds from issuance of Class A common stock of $2.6 million. Distributions to members of Pla-Fit Holdings were $0.8 and $1.8 million in the years ended December 31, 2021 and December 31, 2020, respectively.

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
Securitized Financing Facility
On August 1, 2018, the Master Issuer, a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into the 2018 Indenture under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued the 2018 Notes with an initial principal amount of $625 million. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into the 2018 Variable Funding Notes that allowed for the incurrence of up to $75 million in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1. We fully drew down on the 2018 Variable Funding Notes on March 20, 2020. Outstanding amounts under the 2018 Variable Funding Notes bore interest at a variable rate, which was 2.15% as of December 31, 2021. On December 3, 2019, the Master Issuer the 2019 Notes with an initial principal amount of $550 million. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019.
As noted above, we borrowed the full $75 million in 2018 Variable Funding Notes on March 20, 2020. The 2018 Variable Funding Notes accrued interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2018 Variable Funding Notes. There was a commitment fee on the unused portion of the 2018 Variable Funding Notes of 0.5% based on utilization.
Subsequent to the fiscal year ended on December 31, 2021, on February 10, 2022, we issued the 2022 Class A-2 Notes, which consist of two tranches: the 2022 Class A-2-I Senior Secured Notes with an anticipated repayment term of five years, with an aggregate principal amount of $425 million and a fixed interest rate of 3.251% per annum, payable quarterly, and the 2022 Class A-2-II Senior Secured Notes with an anticipated repayment term of ten years, with an aggregate principal amount of $475 million and a fixed interest rate of 4.008% per annum, payable quarterly. The 2022 Class A-2 Notes were issued by the Master Issuer in a privately placed securitization transaction. In conjunction with the issuance, the Master Issuer used a portion of the net proceeds for the repayment in full of approximately $556 million in aggregate principal amount of the Series 2018-1 Class A-2-I Notes (together with any accrued and unpaid interest on such Series 2018-1 Class A-2-I Notes), and paid the transaction costs and funded the reserve accounts associated with the securitized financing facility and funded a portion of the Sunshine Acquisition.
In addition to the 2022 Class A-2 Notes, the 2022 refinancing transaction also included a revolving financing facility that allows for the incurrence of up to $75 million in 2022 Variable Funding Notes, which replaces the Master Issuer’s 2018 Variable Funding Notes. After closing, all $75 million of the 2022 Variable Funding Notes were drawn and used to pay down the borrowed balance under the 2018 Variable Funding Notes. The 2022 Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) adjusted term secured overnight financing rate (“SOFR”), or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2022 Variable Funding Notes. There is a commitment fee on the unused portion of the 2022 Variable Funding Notes of 0.5% based on utilization.
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
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2018 Class A-2-II Notes will be repaid in September 2025. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in December 2029. The legal final maturity date of the 2022 Notes is in December 2015, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2022 Class A-2-I Notes will be repaid in December 2026 and the 2022 Class A-2-II Notes will be repaid in December 2031. If the Master Issuer has not repaid or refinanced the Notes prior to their respective anticipated repayment dates, additional interest will accrue pursuant to the Indenture.

The Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50 million (provided that we may incur non-securitized indebtedness in excess of such amount, subject to the leverage ratio cap described below, under certain conditions, including if the relevant lenders execute a non-disturbance agreement that acknowledges the bankruptcy-remote status of the Master Issuer and its subsidiaries and of their respective assets), (v) a leverage ratio cap incurrence test on us of 7.0x (calculated without regard for any indebtedness subject to the $50 million cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
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
The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled Anticipated Repayment Dates. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In accordance with the Indenture, certain cash accounts have been established with the Trustee for the benefit of the Trustee and the noteholders, and are restricted in their use. We hold restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Notes. As of December 31, 2021, we had restricted cash held by the Trustee of $42 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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

Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2021.

	Payments due during the years ending December 31,
(in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt(1)	$1,775,000	568,063	98,500	596,937	511,500
Interest on long-term debt	281,407	66,557	96,129	60,395	58,326
Obligations under tax benefit arrangements(2)	528,107	20,302	77,295	104,053	326,457
Operating leases	274,178	32,479	66,736	63,245	111,718
Advertising commitments(3)	60,700	57,231	3,469	—	—
Purchase obligations(4)	19,694	19,694	—	—	—
Total Contractual Obligations	$2,939,086	$764,326	$342,129	$824,630	$1,008,001
(1)Long-term debt payments include scheduled principal payments only.
(2)Timing of payments under tax benefit arrangements is estimated.
(3)As of December 31, 2021, we had advertising purchase commitments of approximately $60.7 million, including commitments for the NAF.
(4)Purchase obligations consists of $19.7 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.
Off-Balance Sheet Arrangements
As of December 31, 2021, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $6.7 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2021 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
Critical Accounting Estimates
Our discussion and analysis of operating results and financial condition are based upon our consolidated financial statements included elsewhere in this Form 10-K. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following critical accounting estimates involve a higher degree of judgment and complexity.
Business combinations
We account for business combinations using the purchase method of accounting which results in the assets acquired and liabilities assumed being recorded at fair value at the date of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed will be recognized as goodwill.
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
The Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities, including third-party valuation experts. The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. Our valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. For re-acquired franchise rights with terms that are either favorable or unfavorable (from our perspective) to the terms included in our current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date, and are recorded as a component of the ROU asset. Deferred revenue is valued based on our estimated costs to fulfill the obligations assumed, plus a normal profit margin. No deferred revenue amounts are recognized for enrollment fees in our business combinations as there is no remaining obligation.
Income taxes
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
In determining the provision for income taxes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment.
As of December 31, 2021, we had $539.3 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. As of December 31, 2021, the Company has provided a valuation allowance of $4.6 million against the portion of its deferred tax assets that would generate capital losses for which the Company does not have sufficient positive evidence to support its recoverability.
We recognize the effects of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Tax Benefit Arrangements
As described in Note 16 to the consolidated financial statements included in Part II, Item 8, we are a party to the tax benefit arrangements under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the tax benefit arrangements are contingent upon, among other things, (i) generation of future taxable income over the term of the tax benefit arrangements and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the tax benefit arrangements to utilize the tax benefits, then we would not be required to make the related payments. Therefore, we would only recognize a liability for tax benefit arrangement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the tax benefit arrangements to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. As of December 31, 2021, we recognized $528.1 million of liabilities relating to our obligations under the tax benefit arrangements. We concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period.

Investments and allowance for expected credit losses
Our held-to-maturity securities are reported at amortized cost. We reserve for expected credit losses on our held-to-maturity debt securities through the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, recent financing rounds at reduced valuations, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost of the held-to-maturity securities. A held-to-maturity investment security and its allowance for expected credit losses is written off when deemed uncollectible.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2 Notes which are comprised of fixed interest rate notes and the 2018 Variable Funding Notes which allow for the incurrence of up to $75.0 million in revolving loans and/or letters of credit under the 2018 Variable Funding Notes, which is fully drawn. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. Subsequent to the fiscal year ended December 31, 2021, the Company issued the 2022 Class A-2 Notes, which are comprised of fixed interest rate notes and the 2022 Variable Funding Notes, which replace the 2018 Variable Funding Notes. An increase in the effective interest rate applied to borrowings under either the 2018 Variable Funding Notes or, subsequent to the fiscal year ended December 31, 2021, the 2022 Variable Funding Notes of 100 basis points would result in a $0.8 million increase in pre-tax interest expense on an annualized basis.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and foreign currencies, primarily the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2021, a 10% increase or decrease in the exchange rates of the U.S. dollar and currencies would increase or decrease net income by a negligible amount.
Inflation risk
Given the inflation rates in fiscal 2021, there has been and may continue to be increases in labor and equipment costs which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planet Fitness, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Deferred tax assets recorded for exchange transactions under tax benefit arrangements
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company records deferred tax assets related to exchanges by equity owners under tax benefit arrangements, including $17,714 thousand of deferred tax assets recorded for exchanges occurring during the year ended December 31, 2021. The Company is the sole managing member of Pla-Fit Holdings, LLC (Pla-Fit Holdings) which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Pursuant to an exchange agreement with the Company, certain equity owners of Pla-Fit Holdings have the right to exchange their Pla-Fit Holdings units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company). Upon such an exchange, deferred tax assets are generally created as a result of an increase in tax basis that is generated by the exchange.

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
Boston, Massachusetts
March 1, 2022

Planet Fitness, Inc. and subsidiaries
Consolidated balance sheets
(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$545,909	$439,478
Restricted cash	58,032	76,322
Accounts receivable, net of allowance for bad debts of $0 and $7 as of December 31, 2021 and 2020, respectively	27,257	16,447
Inventory	1,155	473
Prepaid expenses	12,869	11,881
Other receivables	13,519	16,754
Income tax receivable	3,673	5,461
Total current assets	662,414	566,816
Property and equipment, net	173,687	160,677
Investments, net of allowance for expected credit losses of $17,462 and $0 as of December 31, 2021 and 2020, respectively	18,760	—
Right-of-use assets, net	190,330	164,252
Intangible assets, net	200,937	217,075
Goodwill	228,569	227,821
Deferred income taxes	539,264	511,200
Other assets, net	2,022	1,896
Total assets	$2,015,983	$1,849,737
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	27,892	19,388
Accrued expenses	51,714	22,042
Equipment deposits	6,036	795
Deferred revenue, current	28,351	26,691
Payable pursuant to tax benefit arrangements, current	20,302	—
Other current liabilities	24,815	25,479
Total current liabilities	176,610	111,895
Long-term debt, net of current maturities	1,665,273	1,676,426
Borrowings under 2018 Variable Funding Notes	75,000	75,000
Lease liabilities, net of current portion	197,682	167,910
Deferred revenue, net of current portion	33,428	32,587
Deferred tax liabilities	—	881
Payable pursuant to tax benefit arrangements, net of current portion	507,805	488,200
Other liabilities	3,030	2,511
Total noncurrent liabilities	2,482,218	2,443,515
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 83,804 and 82,821 shares issued and outstanding as of December 31, 2021 and 2020, respectively	8	8
Class B common stock, $.0001 par value - 100,000 shares authorized, 3,056 and 3,722 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Accumulated other comprehensive income	12	27
Additional paid in capital	63,428	45,673
Accumulated deficit	(708,804)	(751,578)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(645,355)	(705,869)
Non-controlling interests	2,510	196
Total stockholders’ deficit	(642,845)	(705,673)
Total liabilities and stockholders’ deficit	$2,015,983	$1,849,737
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of operations
(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Franchise	$237,570	$162,159	$223,139
Commission income	779	696	4,288
National advertising fund revenue	52,361	43,301	50,155
Corporate-owned stores	167,219	117,142	159,697
Equipment	129,094	83,320	251,524
Total revenue	587,023	406,618	688,803
Operating costs and expenses:
Cost of revenue	100,993	70,955	194,449
Store operations	110,716	87,797	86,108
Selling, general and administrative	94,540	68,585	78,818
National advertising fund expense	59,442	61,255	50,153
Depreciation and amortization	62,800	53,832	44,346
Other loss	15,137	4,434	1,846
Total operating costs and expenses	443,628	346,858	455,720
Income from operations	143,395	59,760	233,083
Other income (expense), net:
Interest income	878	2,937	7,053
Interest expense	(81,211)	(82,117)	(60,852)
Other income (expense), net	(11,102)	4,903	(6,107)
Total other expense, net	(91,435)	(74,277)	(59,906)
Income (expense) before income taxes	51,960	(14,517)	173,177
Equity earnings (losses) of unconsolidated entities, net of tax	(179)	—	—
Provision for income taxes	5,659	687	37,764
Net income (loss)	46,122	(15,204)	135,413
Less net income (loss) attributable to non-controlling interests	3,348	(213)	17,718
Net income (loss) attributable to Planet Fitness, Inc.	$42,774	$(14,991)	$117,695
Net income (loss) per share of Class A common stock:
Basic	$0.51	$(0.19)	$1.42
Diluted	$0.51	$(0.19)	$1.41
Weighted-average shares of Class A common stock outstanding:
Basic	83,296	80,303	82,977
Diluted	83,894	80,303	83,619

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of comprehensive income
(Amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss) including non-controlling interests	$46,122	$(15,204)	$135,413
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(15)	(276)	209
Total other comprehensive income (loss), net	(15)	(276)	209
Total comprehensive income (loss) including non-controlling interests	46,107	(15,480)	135,622
Less: total comprehensive income (loss) attributable to non-controlling interests	3,348	(213)	17,718
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$42,759	$(15,267)	$117,904
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of cash flows
(Amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$46,122	$(15,204)	$135,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,800	53,832	44,346
Amortization of deferred financing costs	6,346	6,411	5,454
Amortization of favorable leases and asset retirement obligations	71	57	237
Equity (earnings) losses of unconsolidated entities, net of tax	179	—	—
Dividends accrued on investment	(1,401)	—	—
Deferred tax expense	1,528	7,213	21,625
Loss (gain) on re-measurement of tax benefit arrangement	11,737	(5,949)	5,966
Provision for bad debts	10	(74)	87
Credit loss expense on held-to-maturity investment	17,462	—	—
Gain on disposal of property and equipment	(46)	(107)	(159)
Other	(22)	(494)	(472)
Loss on reacquired franchise rights	—	—	1,810
Equity-based compensation	8,805	4,777	4,826
Changes in operating assets and liabilities:
Accounts receivable	(10,804)	23,611	(895)
Inventory	(681)	404	4,244
Other assets and other current assets	8,259	(2,676)	(3,198)
Accounts payable and accrued expenses	30,928	(10,938)	(6,268)
Other liabilities and other current liabilities	(3,063)	4,384	1,687
Income taxes	2,202	(4,461)	6,231
Payments pursuant to tax benefit arrangements	(445)	(26,621)	(24,998)
Equipment deposits	5,235	(2,212)	(4,900)
Deferred revenue	2,349	(2,842)	11,452
Deferred rent	1,718	2,027	1,823
Net cash provided by operating activities	189,289	31,138	204,311
Cash flows from investing activities:
Additions to property and equipment	(54,074)	(52,560)	(57,890)
Acquisitions of franchises	(1,888)	—	(52,613)
Proceeds from sale of property and equipment	46	282	109
Investments	(35,000)	—	—
Purchase of intellectual property	—	—	(300)
Net cash used in investing activities	(90,916)	(52,278)	(110,694)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	75,000	550,000
Proceeds from issuance of Class A common stock	8,186	2,571	2,863
Principal payments on capital lease obligations	(182)	(165)	(93)
Repayment of long-term debt	(17,500)	(17,500)	(12,000)
Payment of deferred financing and other debt-related costs	—	—	(10,577)
Repurchase and retirement of Class A common stock	—	—	(458,166)
Dividend equivalent paid to members of Pla-Fit Holdings	—	(234)	(243)
Distributions to members of Pla-Fit Holdings	(750)	(1,822)	(7,436)
Net cash (used in) provided by financing activities	(10,246)	57,850	64,348
Effects of exchange rate changes on cash and cash equivalents	14	295	691
Net increase in cash, cash equivalents and restricted cash	88,141	37,005	158,656
Cash, cash equivalents and restricted cash, beginning of period	515,800	478,795	320,139
Cash, cash equivalents and restricted cash, end of period	$603,941	$515,800	$478,795
Supplemental cash flow information:
Net cash paid (refund received) for income taxes	$1,848	$(2,157)	$10,001
Cash paid for interest	$74,869	$75,629	$53,713
Non-cash investing activities:
Non-cash additions to property and equipment	$5,659	$1,172	$2,827

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Consolidated statements of changes in equity
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	83,584	$9	9,448	$1	$94	$19,732	$(394,410)	$(8,215)	$(382,789)
Net income	—	—	—	—	—	—	117,695	17,718	135,413
Equity-based compensation expense	—	—	—	—	—	4,826	—	—	4,826
Exchanges of Class B common stock	886	—	(886)	—	—	(1,172)	—	1,172	—
Repurchase and retirement of Class A common stock	(6,086)	(1)	—	—	—	488	(458,165)	(488)	(458,166)
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	3,156	—	—	3,156
Exercise of stock options and vesting of restricted share units	141	—	—	—	—	2,790	—	—	2,790
Forfeiture of dividend equivalents	—	—	—	—	—	—	6	—	6
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(7,436)	(7,436)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(4,050)	(4,050)
Cumulative effect adjustment (Note 8)	—	—	—	—	—	—	(1,713)	—	(1,713)
Other comprehensive income	—	—	—	—	209	—	—	—	209
Balance at December 31, 2019	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net loss	—	—	—	—	—	—	(14,991)	(213)	(15,204)
Equity-based compensation expense	—	—	—	—	—	4,777	—	—	4,777
Exchanges of Class B common stock	4,840	—	(4,840)	—	—	(1,526)	—	1,526	—
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	(2,879)	—	2,879	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	12,779	—	—	12,779
Exercise of stock options and vesting of restricted share units	123	—	—	—	—	2,702	—	—	2,702
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,822)	(1,822)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(875)	(875)
Other comprehensive loss	—	—	—	—	(276)	—	—	—	(276)
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	42,774	3,348	46,122
Equity-based compensation expense	—	—	—	—	—	8,805	—	—	8,805
Retirement of Class B common stock	—	—	(43)	—	—	—	—	—	—
Exchanges of Class B common stock	623	—	(623)	—	—	(608)	—	608	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	1,454	—	—	1,454
Exercise of stock options and vesting of restricted share units	360	—	—	—	—	8,104	—	—	8,104
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(750)	(750)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(892)	(892)
Other comprehensive loss	—	—	—	—	(15)	—	—	—	(15)
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 15.2 million members and 2,254 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of December 31, 2021.
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
During the years ended December 31, 2021, 2020 and 2019, certain Continuing LLC Owners have exercised their exchange rights and exchanged 622,979, 4,839,866 and 885,810 Holdings Units, respectively, for 622,979, 4,839,866 and 885,810 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 622,979, 4,839,866 and 885,810 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 622,979, 4,839,866 and 885,810 Holdings Units during the years ended December 31, 2021, 2020 and 2019, respectively, increasing its total ownership interest in Pla-Fit Holdings.
As of December 31, 2021, the Company held 100% of the voting interest, and approximately 96.5% of the economic interest in Pla-Fit Holdings and the Continuing LLC Owners held the remaining 3.5% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, allowance for expected credit losses, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, and the liability for the Company’s tax benefit arrangements.
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
The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. For the year ended December 31, 2021, purchases from two equipment vendors comprised 70% and 28%, respectively, of total equipment purchases. For the year ended December 31, 2020 purchases from two equipment vendors comprised 48% and 40%, respectively, of total equipment purchases. For the year ended December 31, 2019 purchases from three equipment vendors comprised 48%, 35%, and 12%, respectively, of total equipment purchases.
The Company, including the NAF, uses various vendors for advertising services. For the year ended December 31, 2021, purchases from one vendor comprised 41% of total advertising purchases. For the year ended December 31, 2020 purchases from one vendor comprised 71% of total advertising purchases, and for the year ended December 31, 2019 purchases from two vendors comprised 38% and 15%, respectively, of total advertising purchases (see Note 4 for further discussion of the NAF).
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2021, the Company had restricted cash held by the Trustee of $42,024. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
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
The Company is generally responsible for assembly and placement of equipment it sells to U.S. and Canada based franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the services at the franchise location.
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
(i) Selling, general and administrative
Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $4,358, $3,341, and $7,063, for the years ended December 31, 2021, 2020 and 2019, respectively.
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
(l) Property and equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over its related estimated useful life. Leasehold improvements are amortized over the shorter of the expected lease term or the estimated useful life of the related asset. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in the consolidated statements of operations. Ordinary maintenance and repair costs are expensed as incurred. The estimated useful lives of the Company’s fixed assets by class of asset are as follows:

Years
Buildings and building improvements	20–40
Information technology and systems	3-5
Furniture and fixtures	5
Leasehold improvements	Useful life or term of lease whichever is shorter
Fitness equipment	5–7
Vehicles	5

(m) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses for our corporate-owned stores are included within store operations and selling, general and administrative expenses and totaled $21,258, $15,132, and $13,749 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 4 for discussion of the national advertising fund.
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
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2021 the Company has recorded a liability of $528,107 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the projected liability resulting from these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The carrying value and estimated fair value of long-term debt as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$1,700,000	$1,725,021	$1,717,500	$1,699,749
2018 Variable Funding Notes	$75,000	$75,000	$75,000	$75,000
(1) The Company’s 2018 Variable Funding Notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions. The estimated fair value of our fixed rate long-term debt is estimated primarily based on current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(r) Financial instruments
The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(s) Investments
The Company’s investments consist of held-to-maturity investments in debt securities and equity method investments. Held-to-maturity investment securities are financial instruments for which the Company has the intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. We reserve for expected credit losses on our held-to-maturity debt securities through the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, recent financing rounds at reduced valuations, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A held-to-maturity investment security is written off when deemed uncollectible.
The Company accounts for investments under the equity method if it holds less than 50% of the voting stock, has the ability to exercise significant influence, and is not a VIE in which the Company is the primary beneficiary. These investments are recorded initially at cost and the carrying amount is adjusted to reflect the Company’s share of earnings or losses of the investee.
(t) Equity-based compensation
The Company has an equity-based compensation plan under which it receives services from employees and directors as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. For awards with performance targets, the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 14 for further information.
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
The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. The valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. For re-acquired franchise rights with terms that are either favorable or unfavorable (from the Company’s perspective) to the terms included in the Company’s current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date, and are recorded as a component of the ROU asset. Deferred revenue is valued based on estimated costs to fulfill the obligations assumed, plus a normal profit margin. No deferred revenue amounts are recognized for enrollment fees in the Company’s business combinations as there is no remaining obligation.
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
(v) Guarantees
The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 17 for further discussion of such obligations guaranteed.
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
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, in December 2019. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The Company adopted the new guidance on January 1, 2021, with no material impact on the Company’s consolidated financial statements.
The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October, 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
(3) Variable interest entities
The carrying values of certain VIEs included in the consolidated financial statements as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,363	$—	$2,523	$—
MMR	$1,991	—	$2,099	—
Total	$4,354	$—	$4,622	$—
As discussed in Note 2, the NAF is also a VIE and is included in the Consolidated financial statements. See Note 4 for additional information on the NAF.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(4) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects approximately 2% annually of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements, which is reflected as NAF revenue on the consolidated statements of operations (see Note 2). The Company also contributes 2% annually of monthly membership billings from stores owned by the Company to the NAF, which is reflected in store operations expense in the consolidated statements of operations. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by the NAF, which are restricted in their use, are recorded within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $1,997, $793 and $2,177 for the years ended December 31, 2021, 2020 and 2019, respectively. Fees paid to the Company by the NAF are reflected as expense in the NAF expense caption on the consolidated statement of operations, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations.
Assets and liabilities of the NAF, which are restricted in their use, included in the Consolidated Balance Sheets were as follows:

	December 31, 2021	December 31, 2020
Assets
Cash & cash equivalents	$15,754	$11,281
Other current assets	388	357
Total current assets	$16,142	$11,638

Liabilities
Accounts payable	$175	$7,022
Accrued expenses and other current liabilities	16,240	4,451
Deferred revenue - current	—	417
Total current liabilities	$16,415	$11,890

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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(6) Property and equipment
Property and equipment as of December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Land	$1,341	$1,341
Equipment	66,369	57,687
Leasehold improvements	146,810	115,619
Buildings and improvements	8,589	8,589
Furniture & fixtures	29,409	23,836
Information technology and systems assets	62,803	48,552
Other	2,463	2,615
Construction in progress	8,199	10,158
	$325,983	$268,397
Accumulated depreciation	(152,296)	(107,720)
Total	$173,687	$160,677
The Company recorded depreciation expense of $46,123, $36,943, and $27,987 for the years ended December 31, 2021, 2020 and 2019, respectively.

(7) Investments
Investments - Debt securities
As of December 31, 2021, the Company’s debt security investments consist of redeemable preferred shares that are accounted for as held-to-maturity debt securities. The Company’s investments are measured at amortized cost within Investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the year ended December 31, 2021, the Company’s review of the investee’s operations and financial position indicated that the establishment of an allowance for expected credit losses was necessary. The Company utilized a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The Company derived its estimate using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investees recent financial results, current financial position, and forward-looking financial forecasts. Based upon the analysis, the Company recorded a credit loss expense of $17,462 within other loss on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $26,401 and $0 and the allowance for expected credit losses was $17,462 and $0, as of December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company recognized dividend income of $1,401 within other income (expense) on the consolidated statements of operations.
As of December 31, 2021, all of the Company’s held-to-maturity investments had a contractual maturity in 2026.
A rollforward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning allowance for expected credit losses	$—	$—
Credit loss expense	17,462	—
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$17,462	$—
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Planet Fitness Australia Holdings, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000. For the year ended December 31, 2021, the Company’s proportionate share of the equity method earnings was a loss of $179.

(8) Leases

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset, net	$190,330	$164,252
Finance lease assets	Property and equipment, net of accumulated depreciation	222	306
Total lease assets		$190,552	$164,558

Liabilities
Current:
Operating	Other current liabilities	$22,523	$19,544
Noncurrent:
Operating	Lease liabilities, net of current portion	197,682	167,910
Financing	Other liabilities	230	327
Total lease liabilities		$220,435	$187,781

Weighted-average remaining lease term (years) - operating leases		8.7	8.7

Weighted-average discount rate - operating leases		5.0%	5.1%

For the years ended December 31, 2021, 2020 and 2019, the components of lease cost were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$29,012	$26,255	$20,635
Variable lease cost	11,317	10,324	8,323
Total lease cost	$40,329	$36,579	$28,958

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for lease liabilities	$28,126	$24,091	$19,502
Operating assets obtained in exchange for operating lease liabilities	$48,651	$33,140	$43,016

As of December 31, 2021, maturities of lease liabilities were as follows:

Amount
2022	$32,479
2023	33,192
2024	33,544
2025	33,007
2026	30,238
Thereafter	111,718
Total lease payments	$274,178
Less: imputed interest	53,743
Present value of lease liabilities	$220,435

As of December 31, 2021, operating lease payments exclude approximately $13,194 of legally binding minimum lease payments for leases signed but not yet commenced.
(9) Goodwill and intangible assets
A summary of goodwill and intangible assets at December 31, 2021 and 2020 is as follows:

December 31, 2021	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	(137,699)	$36,334
Reacquired franchise rights	8.0	38,158	(20,155)	18,003
		$212,191	$(157,854)	$54,337
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,791	$(157,854)	$200,937
Goodwill		$228,569	$—	$228,569

December 31, 2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	(124,907)	$49,126
Reacquired franchise rights	8.0	37,660	(16,311)	21,349
		$211,693	$(141,218)	$70,475
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,293	$(141,218)	$217,075
Goodwill		$227,821	$—	$227,821

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

A rollforward of goodwill during the years ended December 31, 2021 and 2020 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2019	$16,938	$118,217	$92,666	$227,821
Acquisition of franchisee-owned stores	—	—	—	—
As of December 31, 2020	$16,938	$118,217	$92,666	$227,821
Acquisition of franchisee-owned stores	—	748	—	748
As of December 31, 2021	$16,938	$118,965	$92,666	$228,569
The Company determined that no impairment charges were required during any periods presented, and the increase to goodwill was due to the acquisition of two franchisee-owned stores in 2021.
Amortization expense related to the intangible assets totaled $16,677, $16,888, and $16,359 for the years ended December 31, 2021, 2020 and 2019, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2021 is as follows:

Amount
2022	$16,808
2023	16,639
2024	14,148
2025	3,146
2026	1,804
Thereafter	1,792
Total	$54,337

(10) Long-term debt
Long-term debt as of December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
2018-1 Class A-2-I notes	$556,312	$562,063
2018-1 Class A-2-II notes	604,688	610,938
2019-1 Class A-2 notes	539,000	544,500
2018 Variable Funding Notes	75,000	75,000
Total debt, excluding deferred financing costs	1,775,000	1,792,501
Deferred financing costs, net of accumulated amortization	(17,227)	(23,575)
Total debt	1,757,773	1,768,926
Current portion of long-term debt and 2018 Variable Funding Note	17,500	17,500
Long-term debt and borrowings under 2018 Variable Funding Notes, net of current portion	$1,740,273	$1,751,426
On February 10, 2022, the Company completed a prepayment in full of its 2018-1 Class A-2-I Notes (as defined below) and an issuance of Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I and Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II, and also entered into a new revolving financing facility that allows for the issuance of up to $75,000 in Variable Funding Notes (“2022 Variable Funding Notes”) and certain letters of credit (the issuance of such notes, the “Series 2022-I Issuance”). On February 10, 2022, the Company borrowed in the full amount of the $75,000 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full. The below footnote details are as of December 31, 2021 and do not include the impact of the refinancing. See Note 21, Subsequent Events, for further details of the refinancing.
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes”). The Company fully drew down on the 2018 Variable Funding Notes on March 20, 2020. Outstanding amounts under the 2018 Variable Funding Notes bear interest at a variable rate, which is 2.15% as of December 31, 2021. On December 3, 2019, the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). Together the Notes and 2018 Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Notes is in September 2048, but as of December 31, 2021, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2018 Class A-2-I Notes was September 2022 and the anticipated repayment date of the 2018 Class A-2-II Notes is in September 2025. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in December 2029 (together, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
As noted above, the Company borrowed the full $75,000 in 2018 Variable Funding Notes on March 20, 2020. The 2018 Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2018 Variable Funding Notes. There is a commitment fee on the unused portion of the 2018 Variable Funding Notes of 0.5% based on utilization. As of December 31, 2021, the anticipated repayment date of the Variable Funding Notes was September 2023. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the 2018 Variable Funding Notes equal to 5.0% per year.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2021, the Company had restricted cash held by the Trustee of $42,024. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
Future annual principal payments of long-term debt as of December 31, 2021 are as follows:

Amount
2022	$568,063
2023	86,750
2024	11,750
2025	591,437
2026	5,500
Thereafter	511,500
Total	$1,775,000

(11) Revenue from contracts with customers
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and successor franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2020 and December 31, 2021:

Contract liabilities
Balance at December 31, 2020	$59,278
Revenue recognized that was included in the contract liability at the beginning of the year	(25,139)
Increase, excluding amounts recognized as revenue during the period	27,640
Balance at December 31, 2021	$61,779

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
2022	$28,351
2023	4,541
2024	3,815
2025	3,446
2026	3,023
Thereafter	18,603
Total	$61,779
The summary set forth below represents the balances in deferred revenue as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Prepaid membership fees	$6,491	$6,021
Enrollment fees	1,257	399
Equipment discount	3,152	4,013
Annual membership fees	13,591	12,506
Area development and franchise fees	37,288	36,339
Total deferred revenue	61,779	59,278
Long-term portion of deferred revenue	33,428	32,587
Current portion of deferred revenue	$28,351	$26,691

Equipment deposits received in advance of delivery as of December 31, 2021 and 2020 were $6,036 and $795, respectively and are expected to be recognized as revenue in the next twelve months.
(12) Related party transactions
Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2021	2020	2019
Franchise revenue	$2,840	$1,783	$2,821
Equipment revenue	1,626	515	3,333
Total revenue from related parties	$4,466	$2,298	$6,154

Additionally, the Company had deferred ADA revenue from related parties of $164 and $182 as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Company had $84,595 and $71,416, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 16.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing those services, but temporarily suspended charging these fees in June 2020 through December 31, 2020 as a result of COVID-19. The services provided include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $1,997, $793 and $2,177 for the years ended December 31, 2021, 2020 and 2019, respectively.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $220 and $196, during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the software was being utilized at 110 and 101 corporate-owned stores, respectively, and approximately 653 and 599 franchise stores, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $173, $90 and $190, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
In May 2020, the Company provided a short-term loan of approximately $8,950 to its third party payment processor related to amounts drafted by franchisee-owned stores in March 2020 that were not collected as part of the typical monthly process as a result of the impact of COVID-19. As of December 31, 2021, the loan has been fully repaid.
(13) Stockholders’ equity
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
Other Exchanges
In addition to the secondary offerings mentioned above, during the years ended December 31, 2021, 2020 and 2019, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 622,979, 4,839,866 and 885,810 Holdings Units for 622,979, 4,839,866 and 885,810 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 622,979, 4,839,866 and 885,810 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange right and canceled in the years ended December 31, 2021 and 2020, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 622,979, 4,839,866 and 885,810 Holdings Units, during the years ended December 31, 2021, 2020 and 2019 respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2021:
•the public investors collectively owned 83,803,821 shares of our Class A common stock, representing 96.5% of the voting power in the Company and, through the Company, 96.5% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively hold 3,056,219 Holdings Units, representing 3.5% of the economic interest in Pla-Fit Holdings and 3,056,219 shares of our Class B common stock, representing 3.5% of the voting power in the Company;
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
Additionally, during the year ended December 31, 2019, the Company repurchased at market value and retired 2,272,001 shares of Class A common stock for a total cost of $157,945, completing the 2018 share repurchase plan.

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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2021, 2020, or 2019.
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2021 or 2020.
Sunshine Acquisition
Subsequent to year end, on February 10, 2022, the Company completed an acquisition of a franchisee for aggregate consideration of approximately $800,000 including approximately $425,000 in cash consideration and approximately $375,000 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company. See Note 21 for further details.
(14) Equity-based compensation
2015 Omnibus Incentive Plan
In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”) under which the Company may grant options and other equity-based awards to purchase up to 7,896,800 shares to employees, directors and officers.
Stock Options
Generally, stock options awarded vest annually, on a tranche by tranche basis, over a period of four years with a maximum contractual term of 10 years.
The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2021	2020
Expected term (years)(1)	6.25	0.25 - 6.25
Expected volatility(2)	48.8% - 49.4%	28.5% - 139.8%
Risk-free interest rate(3)	1.05% - 1.21%	0.14% - 1.67%
Dividend yield(4)	—%	—%

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
(3)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)Based on an assumed a dividend yield of zero at the time of grant.

A summary of stock option activity for the year ended December 31, 2021:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	965,636	$31.05
Granted	196,652	$78.35
Exercised	(308,389)	$23.91
Forfeited	(21,574)	$69.76
Outstanding at December 31, 2021	832,325	$43.86	6.7	$38,882
Vested or expected to vest at December 31, 2021	832,325	$43.86	6.7	$38,882
Exercisable at December 31, 2021	506,035	$26.95	5.5	$32,201

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $37.51. During the years ended December 31, 2021 and 2020, $3,915 and $2,313, respectively, was recorded to selling, general and administrative expense related to stock options. As of December 31, 2021, total unrecognized compensation expense related to unvested stock options, was $4,865, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted stock units
Restricted Class A stock units (“RSUs”) granted to members of the Board of Directors vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSUs are also granted to certain employees of the Company and generally vest annually, on a tranche by tranche basis, over a period of four years. RSU awards are valued using the intrinsic value method.

	Restricted stock units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2021	86,031	$57.35
Granted	99,917	$78.26
Vested	(38,897)	$57.23
Forfeited	(8,134)	$70.53
Unvested outstanding at December 31, 2021	138,917	$71.65	2.0	$12,583
During the years ended December 31, 2021 and 2020, $4,568 and $2,426, respectively, was recorded to selling, general and administrative expense related to RSUs. As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs was $4,832, which is expected to be recognized over a weighted-average period of 2.0 years.
Performance share units
Class A performance share units (“PSUs”) are subject to a set of performance metrics that adjusts the quantity of awards earned from zero up to 200% of the original target quantity depending upon the Company’s results at the end of the three year performance period against the performance metrics. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Performance share units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2021	65,629	$67.24
Granted	—	$—
Vested	—	$—
Forfeited	(65,629)	$67.24
Unvested outstanding at December 31, 2021	—	$—	0.0	$—
As a result of COVID-19, the performance metrics related to all outstanding PSU awards fell below the minimum threshold and as a result, the Company cancelled all the previously granted PSU awards. During the years ended December 31, 2021 and 2020, an expense of $0 and a gain of $355, respectively, was recorded to selling, general and administrative expense related to these PSUs. As of December 31, 2021, total unrecognized compensation expense related to unvested PSUs was $0.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2021, a total of 1,000,000 shares of common stock were authorized and available for the issuance of equity awards under the ESPP. During the year ended December 31, 2021, employees purchased 12,231 shares and $322 was recorded to expense related to the ESPP.
(15) Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income or loss attributable to Planet Fitness, Inc. for the years ended December 31, 2021, 2020, and 2019, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator
Net income (loss)	$46,122	$(15,204)	$135,413
Less: net income (loss) attributable to non-controlling interests	3,348	(213)	17,718
Net income (loss) attributable to Planet Fitness, Inc. - basic & diluted	$42,774	$(14,991)	$117,695
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,295,580	80,303,277	82,976,620
Effect of dilutive securities:
Stock options	540,381	—	599,425
RSUs and PSUs	58,188	—	43,135
Weighted-average shares of Class A common stock outstanding - diluted	83,894,149	80,303,277	83,619,180
Earnings (loss) per share of Class A common stock - basic	$0.51	$(0.19)	$1.42
Earnings (loss) per share of Class A common stock - diluted	$0.51	$(0.19)	$1.41
Potentially dilutive stock options of $528,464 and restricted stock units of $41,223 for the year ended December 31, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 3,323,399, 6,292,971 and 8,739,015 for the years ended December 31, 2021, 2020 and 2019, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 160,833, 162,740 and 57,273 for the years ended December 31, 2021, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 114, 548 and 755, for the year ended December 31, 2021, 2020 and 2019, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(16) Income taxes
Income (loss) before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$52,425	$(13,382)	$171,970
Foreign	(465)	(1,135)	1,207
Total income (loss) before the provision for income taxes	51,960	(14,517)	173,177

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(314)	$(6,938)	$7,359
State	4,197	256	8,280
Foreign	248	156	500
Total current tax expense (benefit)	4,131	(6,526)	16,139
Deferred:
Federal	11,079	2,769	23,289
State	(9,750)	4,530	(1,346)
Foreign	199	(86)	(318)
Total deferred tax expense	1,528	7,213	21,625
Provision for income taxes	$5,659	$687	$37,764

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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	6.6%	5.7%	6.2%
State rate change impact on deferred taxes	(22.7)%	(37.4)%	(4.1)%
Tax benefit arrangement liability adjustment	4.7%	8.6%	0.7%
Foreign tax rate differential	0.7%	(1.0)%	—%
Withholding taxes and other	0.6%	(0.3)%	0.5%
Change in valuation allowance	8.6%	—%	—%
Equity-based compensation	(7.4)%	—%	(0.4)%
Income attributable to non-controlling interests	(1.2)%	(1.3)%	(2.1)%
Effective tax rate	10.9%	(4.7)%	21.8%

The Company’s effective tax rate was 10.9% for the year ended December 31, 2021, in comparison to the U.S. statutory tax rate in 2021 of 21.0%. The effective tax rate differs from the U.S. statutory rate primarily due to an income tax benefit recorded in 2021 resulting from a change in our deferred tax rate, partially offset by the fact that we are subject to taxation in various state and local jurisdictions resulting in an increase in our effective tax rate.

The Company’s effective tax rate was 10.9% for the year ended December 31, 2021, compared to (4.7)% in the prior year. The increase in the effective income tax rate was primarily due to having an income tax benefit on pretax income in 2021 compared to income tax expense on a pretax loss in 2020, partially offset by the impact of the remeasurement of the tax benefit arrangements, which is not deductible for income tax purposes.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$7,518	$5,829
Goodwill and intangible assets	487,752	479,627
Net operating loss	47,361	34,580
Lease liabilities	53,625	46,061
Valuation allowance	(4,630)	—
Other	11,209	3,295
Deferred tax assets	$602,835	$569,392
Deferred tax liabilities:
Prepaid expenses	(2,244)	(2,591)
Property and equipment	(16,433)	(16,429)
Right of use assets	(44,894)	(40,053)
Total deferred tax liabilities	$(63,571)	$(59,073)
Total deferred tax assets and liabilities	$539,264	$510,319
Reported as:
Deferred income taxes - non-current assets	$539,264	$511,200
Deferred income taxes - non-current liabilities	—	(881)
Total deferred tax assets and liabilities	$539,264	$510,319
As of December 31, 2021, we had a net deferred tax asset of $539,264, primarily resulting from tax attributes generated from past exchanges and sales of Holdings Units which will reduce taxable income in future periods. Substantially all of our deferred tax assets are deemed to be more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, our recent history of generating positive income before taxes, projections of future taxable income and ongoing prudent and feasible tax planning strategies. As of December 31, 2021, the Company has provided a valuation allowance of $4,630 against the portion of its deferred tax assets that arose from capital losses for which the Company does not have sufficient positive evidence to support its recoverability.
As of December 31, 2021, the Company had federal net operating loss carryforwards of $190,900, with an indefinite lived carryforward.
A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$420	$420
Increase related to current year tax positions	—	—
Decrease related to prior year tax positions	—	—
Balance at end of year	$420	$420
As of December 31, 2021 and 2020, the total liability related to uncertain tax positions was $420, and is included within other liabilities on our consolidated balance sheets. The table above presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2021 and 2020.
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2018 through 2021 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. The Company recorded other expense of $11,737, other income of $5,949 and other expense of $5,966 in the years ended December 31, 2021, 2020 and 2019, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In each year, the remeasurement was primarily due to various state tax legislation changes enacted in the year and in 2019 was also due to acquisitions which resulted in an increase in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability.
In connection with the exchanges that occurred in the secondary offerings and other exchanges during 2021 and 2020, 622,979 and 4,839,866 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings subject to the provisions of the tax receivable agreements. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges, we recorded a decrease to our net deferred tax assets of $468 and $3,490, during the years ended December 31, 2021 and 2020, respectively. As a result of these exchanges and other activity, during the years ended December 31, 2021 and 2020 we also recognized deferred tax assets in the amount of $17,714 and $109,823, respectively, and corresponding tax benefit arrangement liabilities of $15,034 and $93,554, respectively, representing approximately 85% of the tax benefits due to the TRA Holders. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $528,107 and $488,200 as of December 31, 2021 and 2020, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2022	$20,302
2023	35,303
2024	41,992
2025	51,861
2026	52,192
Thereafter	326,457
Total	$528,107
(17) Commitments and contingencies
(a) Legal matters
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants, including an officer of the Company who is a related party, received a final amendment to the joint and several judgment against them in the amount of $5,576, inclusive of accrued interest, in a civil action brought by a former employee. As of December 31, 2021, the Company has estimated its obligation related to this matter to be approximately $2,225, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $2,225 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
On December 31, 2020, the Company reached agreement on the settlement of certain legal claims for $3,800 and recorded this amount as expense in other gain (loss) in our consolidated statements of operations in the year ended December 31, 2020.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of December 31, 2021 as the parties are in dispute over the final terms of the transaction and related matters. The Company estimates that the purchase price will approximate fair value of the acquired assets.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(b) Purchase commitments
As of December 31, 2021, the Company had advertising purchase commitments of approximately $60,700, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $19,694 primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $6,670 and $7,842 as of December 31, 2021 and 2020, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2021 and 2020, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(18) Retirement Plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $846, $910, and $986 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia. The Company records all revenues and expenses of the NAF within the franchise segment. The Corporate-owned stores segment includes operations with respect to all Corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31,
	2021	2020	2019
Revenue
Franchise segment revenue - U.S.	$286,283	$202,844	$271,375
Franchise segment revenue - International	4,427	3,312	6,207
Franchise segment total	290,710	206,156	277,582
Corporate-owned stores segment - U.S.	165,433	115,174	155,308
Corporate-owned stores segment - International	1,786	1,968	4,389
Corporate-owned stores segment total	167,219	117,142	159,697
Equipment segment - U.S.	125,023	82,331	251,524
Equipment segment - International	4,071	989	—
Equipment segment total	129,094	83,320	251,524
Total revenue	$587,023	$406,618	$688,803

Franchise revenue includes revenue generated from placement services of $9,968, $6,918, and $17,755 for the years ended December 31, 2021, 2020 and 2019, respectively.

	Year Ended December 31,
	2021	2020	2019
Segment EBITDA
Franchise	$194,303	$114,968	$192,281
Corporate-owned stores	49,196	23,672	65,613
Equipment	29,680	13,097	59,618
Corporate and other	(78,265)	(33,242)	(46,190)
Total Segment EBITDA	$194,914	$118,495	$271,322

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2021	2020	2019
Total Segment EBITDA	$194,914	$118,495	$271,322
Less:
Depreciation and amortization	62,800	53,832	44,346
Other income (expense)	(11,102)	4,903	(6,107)
Equity earnings (losses) of unconsolidated entities, net of tax	(179)	—	—
Income from operations	143,395	59,760	233,083
Interest expense, net	(80,333)	(79,180)	(53,799)
Other income (expense)	(11,102)	4,903	(6,107)
Income before income taxes	$51,960	$(14,517)	$173,177

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2021	December 31, 2020
Franchise	$172,822	$174,812
Corporate-owned stores	516,714	468,628
Equipment	193,983	171,201
Unallocated	1,132,464	1,035,096
Total consolidated assets	$2,015,983	$1,849,737

The table above includes $1,203 and $828 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2021 and 2020, respectively.
The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2021	December 31, 2020
Franchise	$16,938	$16,938
Corporate-owned stores	118,965	118,217
Equipment	92,666	92,666
Total consolidated goodwill	$228,569	$227,821
(20) Corporate-owned and franchisee-owned stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Franchisee-owned stores:
Stores operated at beginning of period	2,021	1,903	1,666
New stores opened	125	125	255
Stores debranded, sold or consolidated(1)	(4)	(7)	(18)
Stores operated at end of period(2)	2,142	2,021	1,903
Corporate-owned stores:
Stores operated at beginning of period	103	98	76
New stores opened	7	5	6
Stores acquired from franchisees	2	—	16
Stores operated at end of period(2)	112	103	98
Total stores:
Stores operated at beginning of period	2,124	2,001	1,742
New stores opened	132	130	261
Stores debranded, sold or consolidated(1)	(2)	(7)	(2)
Stores operated at end of period(2)	2,254	2,124	2,001

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to COVID-19, and as of December 31, 2021, 2,246 were re-opened and operating, of which 2,134 were franchisee-owned stores and 112 were corporate-owned stores.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(21) Subsequent Events

Refinancing transactions
On February 10, 2022, the Company issued the Series 2022-1 Class A-2 Fixed Rate Senior Secured Notes (the “ 2022 Class A-2 Notes”), which consist of two tranches: the 2022 Class A-2-I Senior Secured Notes with an anticipated repayment term of five years, with an aggregate principal amount of $425,000 and a fixed interest rate of 3.251% per annum, payable quarterly, and the 2022 Class A-2-II Senior Secured Notes with an anticipated repayment term of ten years, with an aggregate principal amount of $475,000 and a fixed interest rate of 4.008% per annum, payable quarterly. The 2022 Class A-2 Notes were issued by the Master Issuer in a privately placed securitization transaction. In conjunction with the issuance, the Master Issuer used a portion of the net proceeds for the repayment in full of approximately $556,312 in aggregate principal amount of the Series 2018-1 Class A-2-I Notes (together with any accrued and unpaid interest on such Series 2018-1 Class A-2-I Notes), and paid the transaction costs and funded the reserve accounts associated with the securitized financing facility. and funded a portion of the Sunshine Acquisition.
In addition to the 2022 Class A-2 Notes, the refinancing transaction also included a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit (the “2022 Variable Funding Notes”), which replaces the Master Issuer’s 2018 Variable Funding Notes. After closing, all $75,000 of the 2022 Variable Funding Notes were drawn and used to pay down the borrowed balance under the 2018 Variable Funding Notes. The 2022 Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) adjusted term secured overnight financing rate (“SOFR”), or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2022 Variable Funding Notes. There is a commitment fee on the unused portion of the 2022 Variable Funding Notes of 0.5% based on utilization.
Sunshine acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests of franchisee Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). Sunshine Fitness operates 114 locations in Alabama, Florida, Georgia, North Carolina, and South Carolina. The purchase price of the acquisition was approximately $800,000 including approximately $425,000 in cash consideration and approximately $375,000 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company.

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2021.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
March 1, 2022

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be held May 2, 2022. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial statements (included in Item 8 of this Annual Report on Form 10-K):
1Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
2Consolidated Balance Sheets as of December 31, 2021 and 2020
3Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
4Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
5Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
6Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
7Notes to Consolidated Financial Statements
(ii)Financial Statements Schedules
1Schedule II – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
Allowance for doubtful accounts:
December 31, 2021	$7	$10	$(17)	$—
December 31, 2020	$111	$(74)	$(30)	$7
December 31, 2019	$84	$87	$(60)	$111

(in thousands)	Balance at Beginning of Period	Provision of allowance	Utilization of allowance	Balance at End of Period
Valuation allowance:
December 31, 2021	$—	$4,630	$—	$4,630
December 31, 2020	$—	$—	$—	$—
December 31, 2019	$—	$—	$—	$—

All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(3)Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		S-1	333-205141	3.2	22-Jun-15
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
4.2	Base Indenture dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	1-Aug-18
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18
4.4	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.5	Description of Securities of the Registrant		10-K	001-37534	4.5	28-Feb-20
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.4	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.5	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.6	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.7	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.8	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.9	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.10	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.11	Employment Agreement with Craig Miller		10-Q	001-37534	10.1	8-May-19
10.12	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.13	Employment Agreement with Thomas Fitzgerald		10-K	001-37534	10.13	28-Feb-20
10.14	Employment Agreement with Jeremy Tucker		10-K	001-37534	10.14	01-Mar-21
10.15	Amended and Restated Planet Fitness, Inc. 2015 Omnibus Incentive Plan	X
10.16	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.17	Form of Stock Option Award		10-K	001-37534	10.17	01-Mar-21
10.18	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement	X

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.19	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18
10.20	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.21	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.22	Executive Severance & Change in Control Policy		10-Q	001-37534	10.1	7-May-21
10.23	Employment Agreement with Shane McGuiness	X
10.24	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan	X
10.25	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: March 1, 2022	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 1, 2022
Christopher Rondeau	(Principal Executive Officer)

/s/ Thomas Fitzgerald	Chief Financial Officer	March 1, 2022
Thomas Fitzgerald	(Principal Financial Officer)

/s/ Brian O’Donnell	Chief Accounting Officer	March 1, 2022
Brian O’Donnell	(Principal Accounting Officer)

/s/ Enshalla Anderson	Director	March 1, 2022
Enshalla Anderson

/s/ Frances Rathke	Director	March 1, 2022
Frances Rathke

/s/ Craig Benson	Director	March 1, 2022
Craig Benson

/s/ Cammie Dunaway	Director	March 1, 2022
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	March 1, 2022
Stephen Spinelli, Jr.

/s/ Christopher Tanco	Director	March 1, 2022
Christopher Tanco

/s/ Bernard Acoca	Director	March 1, 2022
Bernard Acoca