Form 10-Q
period 2022-03-31
Planet Fitness, Inc.
filed 2022-05-10
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2022 there were 84,925,763 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 6,145,722 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:
•    Our business and results of operations have been and may in the future be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future.
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
•We may be unable to successfully realize the anticipated benefits of the Sunshine Acquisition (as defined herein).
•Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit; and
•the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$471,176	$545,909
Restricted cash	65,492	58,032
Accounts receivable, net of allowance for bad debts of $0 and $0 as of March 31, 2022 and December 31, 2021, respectively	12,886	27,257
Inventory	1,745	1,155
Restricted assets – national advertising fund	22,569	—
Prepaid expenses	18,476	12,869
Other receivables	19,622	13,519
Income tax receivables	3,669	3,673
Total current assets	615,635	662,414
Property and equipment, net of accumulated depreciation of $169,432 and $152,296 as of March 31, 2022 and December 31, 2021, respectively	332,935	173,687
Investments, net of allowance for expected credit losses of $15,352 and $17,462 as of March 31, 2022 and December 31, 2021, respectively	21,083	18,760
Right-of-use assets, net	353,536	190,330
Intangible assets, net	475,419	200,937
Goodwill	696,299	228,569
Deferred income taxes	493,834	539,264
Other assets, net	3,661	2,022
Total assets	$2,992,402	$2,015,983
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$17,500
Borrowings under Variable Funding Notes	75,000	—
Accounts payable	24,147	27,892
Accrued expenses	63,784	51,714
Equipment deposits	12,966	6,036
Deferred revenue, current	64,178	28,351
Payable pursuant to tax benefit arrangements, current	20,302	20,302
Other current liabilities	44,876	24,815
Total current liabilities	326,003	176,610
Long-term debt, net of current maturities	1,989,533	1,665,273
Borrowings under Variable Funding Notes	—	75,000
Lease liabilities, net of current portion	346,695	197,682
Deferred revenue, net of current portion	32,607	33,428
Deferred tax liabilities	910	—
Payable pursuant to tax benefit arrangements, net of current portion	504,016	507,805
Other liabilities	3,576	3,030
Total noncurrent liabilities	2,877,337	2,482,218
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 84,907 and 83,804 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 6,146 and 3,056 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Accumulated other comprehensive income	97	12
Additional paid in capital	479,535	63,428
Accumulated deficit	(692,340)	(708,804)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(212,699)	(645,355)
Non-controlling interests	1,761	2,510
Total stockholders’ deficit	(210,938)	(642,845)
Total liabilities and stockholders’ deficit	$2,992,402	$2,015,983
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2022	2021
Revenue:
Franchise	$65,614	$52,180
Commission income	503	272
National advertising fund revenue	13,967	11,609
Corporate-owned stores	76,157	37,877
Equipment	30,435	9,939
Total revenue	186,676	111,877
Operating costs and expenses:
Cost of revenue	22,361	7,985
Store operations	47,535	25,907
Selling, general and administrative	30,826	22,490
National advertising fund expense	14,547	12,753
Depreciation and amortization	25,683	15,474
Other (gains) losses, net	(2,933)	(2,138)
Total operating costs and expenses	138,019	82,471
Income from operations	48,657	29,406
Other expense, net:
Interest income	209	217
Interest expense	(22,631)	(20,244)
Other income	4,090	165
Total other expense, net	(18,332)	(19,862)
Income before income taxes	30,325	9,544
Equity earnings (losses) of unconsolidated entities, net of tax	(238)	—
Provision for income taxes	11,711	3,354
Net income	18,376	6,190
Less net income attributable to non-controlling interests	1,912	609
Net income attributable to Planet Fitness, Inc.	$16,464	$5,581
Net income per share of Class A common stock:
Basic	$0.20	$0.07
Diluted	$0.19	$0.07
Weighted-average shares of Class A common stock outstanding:
Basic	84,166	83,084
Diluted	84,635	83,707

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2022	2021
Net income including non-controlling interests	$18,376	$6,190
Other comprehensive income, net:
Foreign currency translation adjustments	85	11
Total other comprehensive income, net	85	11
Total comprehensive income including non-controlling interests	18,461	6,201
Less: total comprehensive income attributable to non-controlling interests	1,912	609
Total comprehensive income attributable to Planet Fitness, Inc.	$16,549	$5,592

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,376	$6,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,683	15,474
Amortization of deferred financing costs	1,369	1,571
Amortization of asset retirement obligations	17	(21)
Dividends accrued on investment	(451)	—
Deferred tax expense	10,940	2,737
Loss on extinguishment of debt	1,583	—
Equity loss of unconsolidated entities, net of tax	238	—
Gain on adjustment of allowance for credit losses on held-to-maturity investment	(2,110)	—
Gain on re-measurement of tax benefit arrangement	(3,788)	(348)
Loss on reacquired franchise rights	1,160	—
Equity-based compensation	2,850	1,439
Other	(53)	11
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	14,415	9,428
Inventory	(589)	6
Other assets and other current assets	(5,522)	3,708
Restricted assets - national advertising fund	(22,569)	(13,721)
Accounts payable and accrued expenses	(7,284)	(7,677)
Other liabilities and other current liabilities	1,035	(3,876)
Income taxes	625	295
Equipment deposits	6,869	(621)
Deferred revenue	15,306	8,802
Leases and deferred rent	(90)	126
Net cash provided by operating activities	58,010	23,523
Cash flows from investing activities:
Additions to property and equipment	(23,872)	(6,359)
Acquisition of franchises, net of cash acquired	(425,834)	—
Investments	—	(25,000)
Net cash used in investing activities	(449,706)	(31,359)
Cash flows from financing activities:
Principal payments on capital lease obligations	(52)	(53)
Proceeds from issuance of long-term debt	900,000	—
Proceeds from issuance of Variable Funding Notes	75,000	—
Repayment of long-term debt	(634,250)	(4,375)
Payment of deferred financing and other debt-related costs	(16,191)	—
Proceeds from issuance of Class A common stock	525	344
Distributions to Continuing LLC Members	(815)	—
Net cash provided by (used in) financing activities	324,217	(4,084)
Effects of exchange rate changes on cash and cash equivalents	206	53
Net decrease in cash, cash equivalents and restricted cash	(67,273)	(11,867)
Cash, cash equivalents and restricted cash, beginning of period	603,941	515,800
Cash, cash equivalents and restricted cash, end of period	$536,668	$503,933
Supplemental cash flow information:
Net cash paid for income taxes	$130	$322
Cash paid for interest	$16,874	$18,794
Non-cash investing activities:
Non-cash additions to property and equipment	$4,470	$7,419
Fair value of common stock issued as consideration for acquisition	$393,730	$—
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	16,464	1,912	18,376
Equity-based compensation expense	—	—	—	—	—	2,850	—	—	2,850
Exchanges of Class B common stock	548	—	(548)	—	—	(197)	—	197	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	38	—	—	—	—	374	—	—	374
Issuance of common stock for acquisition	517	—	3,638	—	—	395,545	—	(1,815)	393,730
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	17,535	—	—	17,535
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(228)	(228)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(815)	(815)
Other comprehensive income	—	—	—	—	85	—	—	—	85
Balance at March 31, 2022	84,907	$8	6,146	$1	$97	$479,535	$(692,340)	$1,761	$(210,938)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	5,581	609	6,190
Equity-based compensation expense	—	—	—	—	—	1,439		—	1,439
Exchanges of Class B common stock	359	—	(359)	—	—	(415)	—	415	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	22	—	—	—	—	414	—	—	414
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,164	—	—	1,164
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(223)	(223)
Other comprehensive income	—	—	—	—	11	—	—	—	11
Balance at March 31, 2021	83,202	$8	3,363	$1	$38	$48,275	$(745,997)	$997	$(696,678)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 16.2 million members and 2,291 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of March 31, 2022.
In March 2020, the Company proactively closed all of its stores system wide in response to COVID-19 in order to promote the health and safety of its members, team members and their communities. As of March 31, 2022, there were no store closures related to COVID-19.
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
As of March 31, 2022, Planet Fitness, Inc. held 100.0% of the voting interest and 93.3% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 6.7% economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the SEC on March 1, 2021. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of long-lived and intangible assets acquired in a business combination, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, the liability for the Company’s tax benefit arrangements, and the value of the lease liability and related right-of-use asset recorded in accordance with ASC 842 (see Note 7).
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of certain assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Liabilities
Long-term debt(1)	$2,040,750	$1,943,457	$1,700,000	$1,725,021
Variable Funding Notes(1)	$75,000	$75,000	$75,000	$75,000
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
(d) Recent accounting pronouncements
The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October, 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company early adopted this guidance as of January 1, 2022, for all acquisitions subsequent to the adoption date.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(3) Investments
Investments - Debt securities
As of March 31, 2022, the Company’s debt security investments consist of redeemable preferred shares that are accounted for as held-to-maturity debt securities. The Company’s investments are measured at amortized cost within Investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the three months ended March 31, 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. The Company utilized a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The Company derived its estimate using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investees recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a gain on the adjustment of its allowance for credit losses of $2,110 within other (gains) losses, net on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $26,852 and $26,401 and the allowance for expected credit losses was $15,352 and $17,462, as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized dividend income of $451 within other income on the consolidated statements of operations.
As of March 31, 2022, all of the Company’s held-to-maturity investments had a contractual maturity in 2026.
A roll forward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

Three months ended March 31, 2022
Beginning allowance for expected credit losses	$17,462
Gain on adjustment in allowance for expected credit losses	(2,110)
Write-offs, net of recoveries	—
Ending allowance for expected credit losses	$15,352
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Planet Fitness Australia Holdings, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000, which is accounted for under the equity method. For the three months ended March 31, 2022, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $238, recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $9,582 and $9,820 as of March 31, 2022 and December 31, 2021, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(4) Acquisition
Sunshine Fitness Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests (“Sunshine Acquisition”) of Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). The Company acquired 114 stores in Alabama, Florida, Georgia, North Carolina, and South Carolina from Sunshine Fitness. The preliminary purchase price of the acquisition was approximately $825,670 consisting of approximately $431,939 in cash consideration and approximately $393,730 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company, valued based on the closing trading price of the Company’s Class A common stock on the acquisition date. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,160, which has been reflected in other (gains) losses, net in the condensed consolidated statement of operations. The loss reduced the net purchase price to $824,509. In connection with the acquisition, the Company recorded a gain of $2,059 related to the settlement of preexisting contracts with Sunshine Fitness within other (gains) losses, net on the condensed consolidated statement of operations. The acquired stores are included in the corporate-owned stores segment.
The preliminary allocation of the estimated purchase consideration was allocated as follows:

Amount
Cash and cash equivalents	$6,105
Other current assets	4,930
Property and equipment	152,548
Right of use assets	165,847
Other long term assets	1,613
Intangible assets	283,000
Goodwill	467,730
Deferred income taxes, net	(52,942)
Deferred revenue	(19,638)
Other current liabilities	(15,134)
Lease liabilities	(168,783)
Other long term liabilities	(767)
$824,509
The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques. These estimates may be subject to change as additional information is received and certain tax matters are finalized. The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to increased expansion for market opportunities, the expansion of store membership and synergies from the integration of the stores into the broader corporate-owned store portfolio. Approximately $163,000 of the preliminary goodwill recorded is expected to be amortizable and deductible for tax purposes, the majority of which is deductible over 15 years.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets for the components of identifiable intangible assets acquired in the Sunshine Acquisition and their preliminary estimated useful lives as of the date of the acquisition:

	Fair value	Useful life
Reacquired franchise rights (1)	256,340	11.9
Customer relationships (2)	25,220	8.0
Reacquired area development rights (3)	1,440	5.0
Total intangible assets subject to amortization	283,000
(1) Reacquired franchise rights represent the fair value of the reacquired franchise agreements using the income approach, specifically, the multi-period excess earnings method.
(2) Customer relationships represent the fair value of the existing contractual customer relationships using the income approach, specifically, the multi-period excess earnings method.
(3) Reacquired area development rights represent the fair value of the undeveloped area development agreement rights using the cost approach.
The fair value of the identified intangible assets subject to amortization will be amortized over the assets’ preliminary estimated useful lives based on the pattern in which the economic benefits are expected to be received.
The primary areas that remain preliminary relate to the fair values of certain tangible and intangible assets acquired, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Revenues and income before taxes of Sunshine Fitness included in the Company’s consolidated statement of operations from the acquisition date of February 10, 2022 to March 31, 2022 are as follows:

Total revenues	$28,696
Income before taxes	$7,329

The following pro forma financial information summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The pro forma financial information was as follows:

	For the three months ended March 31,
	2022	2021
Total revenues	$207,126	$148,661
Income before taxes	$15,414	$9,638
Net income	$7,163	$6,260

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at March 31, 2022 and December 31, 2021 is as follows:

March 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$199,253	$(141,429)	$57,824
Reacquired franchise rights	295,938	(24,943)	270,995
	495,191	(166,372)	328,819
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$641,791	$(166,372)	$475,419
Goodwill	$696,299	$—	$696,299

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$174,033	$(137,699)	$36,334
Reacquired franchise rights	38,158	(20,155)	18,003
	212,191	(157,854)	54,337
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$358,791	$(157,854)	$200,937
Goodwill	$228,569	$—	$228,569
A roll forward of goodwill between December 31, 2021 and March 31, 2022 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2021	$16,938	$118,965	$92,666	$228,569
Acquisition of franchisee-owned stores	—	467,730	—	467,730
As of March 31, 2022	$16,938	$586,695	$92,666	$696,299
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $8,528 and $4,159 for the three months ended March 31, 2022 and 2021, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of March 31, 2022 is as follows:

Amount
Remainder of 2022	$31,992
2023	50,924
2024	49,791
2025	38,484
2026	33,660
Thereafter	123,968
Total	$328,819

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of March 31, 2022 and December 31, 2021 consists of the following:

	March 31, 2022	December 31, 2021
2018-1 Class A-2-I notes	$—	$556,312
2018-1 Class A-2-II notes	603,125	604,688
2019-1 Class A-2 notes	537,625	539,000
2022-1 Class A-2-I notes	425,000	—
2022-1 Class A-2-II notes	475,000	—
Borrowings under Variable Funding Notes	75,000	75,000
Total debt, excluding deferred financing costs	2,115,750	1,775,000
Deferred financing costs, net of accumulated amortization	(30,467)	(17,227)
Total debt	2,085,283	1,757,773
Current portion of long-term debt	20,750	17,500
Current portion of borrowings under Variable Funding Notes	75,000	—
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,989,533	$1,740,273
Future annual principal payments of long-term debt as of March 31, 2022 are as follows:

Amount
Remainder of 2022	$15,563
2023	20,750
2024	20,750
2025	600,438
2026	494,312
Thereafter	963,937
Total	$2,115,750
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or letters of credit under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes”). The Company fully drew down on the Variable Funding Notes on March 20, 2020. On December 3, 2019 the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “2019 Indenture”). On February 10, 2022, the Company completed a prepayment in full of its 2018-1 Class A-2-I Notes and an issuance of Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I with an initial principal amount of $425,000 and Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $475,000 (the “2022 Notes” and, together with the 2018 Notes and 2019 Notes, the “Notes”), and also entered into a new revolving financing facility that allows for the issuance of up to $75,000 in Variable Funding Notes (“2022 Variable Funding Notes”) and certain letters of credit (the issuance of such notes, the “Series 2022-I Issuance”). The 2022 Notes were issued under the 2018 Indenture and a related supplemental indenture dated February 10, 2022 (together, with the 2019 Indenture, the “Indenture”). Together, the Notes, 2018 Variable Funding Notes and 2022 Variable Funding Notes will be referred to as the “Securitized Senior Notes”. On February 10, 2022, the Company borrowed the full amount of the $75,000 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The Notes were issued in securitization transactions pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
Interest and principal payments on the Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2018 Class A-2-II Notes is in September 2048, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2018 Class A-2-II Notes will be repaid in or prior to September 2025. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in or prior to December 2029. The legal final maturity date of the 2022 Notes is in February 2052, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2022 Class A-2-I Notes will be repaid in or prior to December 2026 and the 2022 Class A-2-II Notes will be repaid in or prior to December 2031 (together, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

As noted above, the Company borrowed the full $75,000 in 2022 Variable Funding Notes on February 10, 2022. The 2022 Variable Funding Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the secured overnight financing rate (or “SOFR”) for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2022 Variable Funding Notes. As of March 31, 2022, the applicable borrowing rate is 2.45%. There is a commitment fee on the unused portion of the 2022 Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the 2022 Variable Funding Notes will be repaid in full in or prior to December 2026, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the 2022 Variable Funding Notes equal to 5.0% per year.

In connection with the issuance of the 2018 Notes, 2019 Notes, and 2022 Notes the Company incurred debt issuance costs of $27,133, $10,577, and $16,191 respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-I Notes prior to the Anticipated Repayment Date, the Company recorded a loss on early extinguishment of debt of $1,583 within interest expense on the Consolidated statements of operations, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-I Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2022, the Company had restricted cash held by the Trustee of $49,484. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(7) Leases

Leases	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Right of use asset, net	$353,536	$190,330
Finance lease assets	Property and equipment, net of accumulated depreciation	411	222
Total lease assets		$353,947	$190,552

Liabilities
Current:
Operating	Other current liabilities	$42,151	$22,523
Noncurrent:
Operating	Lease liabilities, net of current portion	346,695	197,682
Financing	Other liabilities	419	230
Total lease liabilities		$389,265	$220,435

Weighted-average remaining lease term (years) - operating leases		8.5	8.7

Weighted-average discount rate - operating leases		4.5%	5.0%

During the three months ended March 31, 2022 and 2021, the components of lease cost were as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost	$11,595	$6,693
Variable lease cost	4,614	2,374
Total lease cost	$16,209	$9,067

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended March 31,
	2022	2021
Cash paid for lease liabilities	$10,536	$6,577
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding the Sunshine Acquisition	5,997	4,627
Preliminary Sunshine Acquisition operating lease ROU assets obtained in exchange for operating lease liabilities	165,847	—

As of March 31, 2022, maturities of lease liabilities were as follows:

Amount
Remainder of 2022	$43,353
2023	59,507
2024	60,002
2025	58,872
2026	54,358
Thereafter	195,899
Total lease payments	$471,991
Less: imputed interest	82,726
Present value of lease liabilities	$389,265

As of March 31, 2022, operating lease payments exclude approximately $13,205 of legally binding minimum lease payments for leases signed but not yet commenced.
(8) Revenue recognition
Contract Liabilities
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and national advertising fund (“NAF”) revenue billed in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2021 and March 31, 2022:

Contract liabilities
Balance at December 31, 2021	$61,779
Revenue recognized that was included in the contract liability at the beginning of the year	(14,535)
Other gain on settlement of preexisting contracts in connection with the Sunshine Acquisition	(2,059)
Deferred revenue acquired in the Sunshine Acquisition	19,638
Increase, excluding amounts recognized or acquired in the Sunshine Acquisition during the period	31,962
Balance at March 31, 2022	$96,785
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
Remainder of 2022	$60,610
2023	8,010
2024	3,789
2025	3,395
2026	2,995
Thereafter	17,986
Total	$96,785
Equipment deposits received in advance of delivery as of March 31, 2022 and December 31, 2021 were $12,966 and $6,036, respectively, and are expected to be recognized as revenue in the next twelve months.
(9) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended March 31,
	2022	2021
Franchise revenue	$264	$761
Equipment revenue	11	—
Total revenue from related parties	$275	$761
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $153 and $164 as of March 31, 2022 and December 31, 2021, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $83,989 and $84,595, as of March 31, 2022 and December 31, 2021, respectively (see Note 12).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $684 and $499 for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022 and 2021, the Company incurred approximately $106 and $0, respectively, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer, which is included within selling, general and administrative expense on the consolidated statements of operations.
In April 2021, the Company made an equity method investment in a franchisee. See Note 3.
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
During the three months ended March 31, 2022, in connection with the Sunshine Acquisition, the Company issued 517,348 shares of Class A Common Stock and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock. See Note 4.
During the three months ended March 31, 2022, certain existing holders of Holdings Units exercised their exchange rights and exchanged 548,175 Holdings Units for 548,175 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 548,175 shares of Class B common stock were surrendered by the holders of Holdings Units

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 548,175 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of March 31, 2022:
•Holders of our Class A common stock owned 84,906,980 shares of our Class A common stock, representing 93.3% of the voting power in the Company and, through the Company, 84,906,980 Holdings Units representing 93.3% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 6,145,722 Holdings Units, representing 6.7% of the economic interest in Pla-Fit Holdings, and 6,145,722 shares of our Class B common stock, representing 6.7% of the voting power in the Company.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of March 31, 2022 and December 31, 2021.
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2022	2021
Numerator
Net income	$18,376	$6,190
Less: net income attributable to non-controlling interests	1,912	609
Net income attributable to Planet Fitness, Inc.	$16,464	$5,581
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,166,027	83,084,096
Effect of dilutive securities:
Stock options	386,486	563,928
Restricted stock units	82,670	59,190
Weighted-average shares of Class A common stock outstanding - diluted	84,635,183	83,707,214
Earnings per share of Class A common stock - basic	$0.20	$0.07
Earnings per share of Class A common stock - diluted	$0.19	$0.07
Weighted average shares of Class B common stock of 5,016,837 and 3,471,842 for the three months ended March 31, 2022 and 2021, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 198,203 and 44,258 for the three months ended March 31, 2022 and 2021, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 43,969 and 0 for the three months ended March 31, 2022 and 2021,

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 38.6% and 35.1% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to the remeasurement of deferred taxes as a result of a change in the deferred state rate, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $492,924 and $539,264 as of March 31, 2022 and December 31, 2021, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of March 31, 2022 and December 31, 2021, the total liability related to uncertain tax positions was $420. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2022 and 2021 were not material.
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
As of March 31, 2022 and December 31, 2021, the Company had a liability of $524,318 and $528,107, respectively, related to its projected obligations under the tax benefit arrangements. During the three months ended March 31, 2022, the Company reduced its tax benefit arrangement liability and recognized a gain of $3,788 on the remeasurement of our tax benefit arrangements due to changes in our deferred state rate. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2022	$20,302
2023	34,406
2024	45,028
2025	54,967
2026	55,299
Thereafter	314,316
Total	$524,318
During the three months ended March 31, 2022, 548,175 Holdings Units were exchanged for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded an increase to our net deferred tax assets of $1,365 during the three months ended March 31, 2022. As a result of these exchanges, during the three months ended March 31, 2022, we also recognized deferred tax assets in the amount of $16,170 as a result of the increase in tax basis. These exchanges were not made by TRA holders and did not result in an increase in the tax benefit arrangement liability. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On September 3, 2020, the Company and other defendants, including an officer of the Company who is a related party, received a final amendment to the joint and several judgment against them in a civil action brought by a former employee. As of March 31, 2022, the Company has estimated its obligation related to this matter to be approximately $2,225, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $2,225 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of March 31, 2022 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. The Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2022 and 2021. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue
Franchise segment revenue - U.S.	$78,434	$63,344
Franchise segment revenue - International	1,650	717
Franchise segment total	80,084	64,061
Corporate-owned stores - U.S.	75,401	37,800
Corporate-owned stores - International	756	77
Corporate-owned stores total	76,157	37,877
Equipment segment - U.S.	29,790	9,939
Equipment segment - International	645	—
Equipment segment total	30,435	9,939
Total revenue	$186,676	$111,877
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $2,339 and $779 for the three months ended March 31, 2022 and 2021, respectively.

	Three months ended March 31,
	2022	2021
Segment EBITDA
Franchise	$60,106	$41,180
Corporate-owned stores	23,364	10,691
Equipment	8,653	1,830
Corporate and other	(13,931)	(8,656)
Total Segment EBITDA	$78,192	$45,045

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2022	2021
Total Segment EBITDA	$78,192	$45,045
Less:
Depreciation and amortization	25,683	15,474
Other income	4,090	165
Equity earnings (losses) of unconsolidated entities, net of tax	(238)	—
Income from operations	48,657	29,406
Interest income	209	217
Interest expense	(22,631)	(20,244)
Other income	4,090	165
Income before income taxes	$30,325	$9,544

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2022	December 31, 2021
Franchise	$199,525	$172,822
Corporate-owned stores	1,617,591	516,714
Equipment	182,701	193,983
Unallocated	992,585	1,132,464
Total consolidated assets	$2,992,402	$2,015,983
The table above includes $1,170 and $1,203 of long-lived assets located in the Company’s international corporate-owned stores as of March 31, 2022 and December 31, 2021, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2022	December 31, 2021
Franchise	$16,938	$16,938
Corporate-owned stores	586,695	118,965
Equipment	92,666	92,666
Consolidated goodwill	$696,299	$228,569

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,142	2,021
New stores opened	34	22
Stores debranded, sold or consolidated(1)	(114)	—
Stores operated at end of period	2,062	2,043

Corporate-owned stores:
Stores operated at beginning of period	112	103
New stores opened	3	—
Stores acquired from franchisees	114	—
Stores operated at end of period	229	103

Total stores:
Stores operated at beginning of period	2,254	2,124
New stores opened	37	22
Stores acquired, debranded, sold or consolidated(1)	—	—
Stores operated at end of period	2,291	2,146
 (1)     The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. The Company retains the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.)

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(16) Subsequent events
On May 9, 2022, the Company repaid in full its $75,000 of borrowings under the 2022 Variable Funding Notes using cash on hand.

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
As of March 31, 2022, we had more than 16.2 million members and 2,291 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,291 stores, 2,062 are franchised and 229 are corporate-owned, including 114 stores acquired in the Sunshine Acquisition. As of March 31, 2022, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2022 and March 31, 2021. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended March 31,
(in thousands)	2022	2021
Revenue
Franchise segment	$80,084	$64,061
Corporate-owned stores segment	76,157	37,877
Equipment segment	30,435	9,939
Total revenue	$186,676	$111,877

Segment EBITDA
Franchise	$60,106	$41,180
Corporate-owned stores	23,364	10,691
Equipment	8,653	1,830
Corporate and other	(13,931)	(8,656)
Total Segment EBITDA(1)	$78,192	$45,045

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income (loss), the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2022
Income (loss) from operations	$58,251	$4,907	$7,392	$(21,893)	$48,657
Depreciation and amortization	1,855	18,427	1,261	4,140	25,683
Other income	—	30	—	3,822	3,852
Segment EBITDA(1)	$60,106	$23,364	$8,653	$(13,931)	$78,192

Three months ended March 31, 2021
Income (loss) from operations	$39,285	$1,380	$637	$(11,896)	$29,406
Depreciation and amortization	1,895	9,266	1,261	3,052	15,474
Other (expense) income	—	45	(68)	188	165
Segment EBITDA(1)	$41,180	$10,691	$1,830	$(8,656)	$45,045

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income (loss), the most directly comparable U.S. GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, system-wide sales, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,142	2,021
New stores opened	34	22
Stores debranded, sold or consolidated(1)	(114)	—
Stores operated at end of period	2,062	2,043

Corporate-owned stores:
Stores operated at beginning of period	112	103
New stores opened	3	—
Stores acquired from franchisees	114	—
Stores operated at end of period	229	103

Total stores:
Stores operated at beginning of period	2,254	2,124
New stores opened	37	22
Stores acquired, debranded, sold or consolidated(1)	—	—
Stores operated at end of period	2,291	2,146

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

The following table shows our same store sales for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Same store sales data
Same store sales growth:
Franchisee-owned stores	15.8%	(14.7)%
Corporate-owned stores	17.0%	(18.2)%
Total stores	15.9%	(14.9)%
Number of stores in same store sales base:
Franchisee-owned stores	1,828	1,605
Corporate-owned stores	99	83
Total stores	2,032	1,688

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $961 million and $765 million, during the three months ended March 31, 2022 and 2021, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
(in thousands)
Net income	$18,376	$6,190
Interest income	(209)	(217)
Interest expense(1)	22,631	20,244
Provision for income taxes	11,711	3,354
Depreciation and amortization	25,683	15,474
EBITDA	$78,192	$45,045
Purchase accounting adjustments-revenue(2)	58	69
Purchase accounting adjustments-rent(3)	109	117
Loss on reacquired franchise rights(4)	1,160	—
Gain on settlement of preexisting contract with acquiree(5)	(2,059)	—
Transaction fees(6)	4,423	—
Gain on adjustment of allowance for credit losses on held-to-maturity investments(7)	(2,110)	—
Dividend income on held-to-maturity investments(8)	(451)	—
Pre-opening costs(9)	656	365
Insurance recovery(10)	—	(2,175)
Tax benefit arrangement remeasurement(11)	(3,788)	(348)
Other(12)	1,153	635
Adjusted EBITDA	$77,343	$43,708
(1)Includes a $1,583 loss on extinguishment of debt in the three months ended March 31, 2022.
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
(3)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $45 and $49 in the three months ended March 31, 2022 and 2021, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64 and $68 in the three months ended March 31, 2022 and 2021, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(4)Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other (gains) losses, net on our consolidated statement of operations.
(5)Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other (gains) losses, net on our consolidated statement of operations.
(6)Represents transactions fees and expenses incurred in connection with our acquisition of franchisee-owned stores.
(7)Represents a gain on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.

(9)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(10)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(11)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(12)Represents certain other charges and gains that we do not believe reflect our underlying business performance.

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

	Three months ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income	$18,376	$6,190
Provision for income taxes, as reported	11,711	3,354
Purchase accounting adjustments-revenue(1)	58	69
Purchase accounting adjustments-rent(2)	109	117
Loss on reacquired franchise rights(3)	1,160	—
Gain on settlement of preexisting contract with acquiree(4)	(2,059)	—
Transaction fees(5)	4,423	—
Loss on extinguishment of debt(6)	1,583	—
Gain on adjustment of allowance for credit losses on held-to-maturity investments(7)	(2,110)	—
Dividend income on held-to-maturity investments(8)	(451)	—
Pre-opening costs(9)	656	365
Insurance recovery(10)	—	(2,175)
Tax benefit arrangement remeasurement(11)	(3,788)	(348)
Other(12)	1,153	635
Purchase accounting amortization(13)	8,518	4,159
Adjusted income before income taxes	$39,339	$12,366
Adjusted income tax expense(14)	10,307	3,289
Adjusted net income	$29,032	$9,077

Adjusted net income per share, diluted	$0.32	$0.10

Adjusted weighted-average shares outstanding(15)	89,652	87,179
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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $45 and $49 in the three months ended March 31, 2022 and 2021, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of

$64 and $68 in the three months ended March 31, 2022 and 2021, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other (gains) losses, net on our consolidated statement of operations.
(4)Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other (gains) losses, net on our consolidated statement of operations.
(5)Represents transactions fees and expenses incurred in connection with our acquisition of franchisee-owned stores.
(6)Represents a loss on extinguishment of debt in the three months ended March 31, 2022.
(7)Represents a gain on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(10)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(11)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our effective tax rate.
(12)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(13)Includes $3,096 of amortization of intangible assets, for the three months ended March 31, 2022 and 2021, recorded in connection with the 2012 Acquisition, and $5,415 and $1,063 of amortization of intangible assets for the three months ended March 31, 2022 and 2021, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(14)Represents corporate income taxes at an assumed effective tax rate of 26.2% for the three months ended March 31, 2022 and 26.6% for the three months ended March 31, 2021, applied to adjusted income before income taxes.
(15)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$16,464	84,635	$0.19	$5,581	83,707	$0.07
Assumed exchange of shares(2)	1,912	5,017		609	3,472
Net income	18,376			6,190
Adjustments to arrive at adjusted income before income taxes(3)	20,963			6,176
Adjusted income before income taxes	39,339			12,366
Adjusted income tax expense(4)	10,307			3,289
Adjusted net income	$29,032	89,652	$0.32	$9,077	87,179	$0.10
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
(4)Represents corporate income taxes at an assumed effective tax rate of 26.2% and 26.6% for the three months ended March 31, 2022 and 2021, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Revenue:
Franchise revenue	35.1%	46.6%
Commission income	0.3%	0.2%
National advertising fund revenue	7.5%	10.4%
Franchise segment	42.9%	57.2%
Corporate-owned stores	40.8%	33.9%
Equipment	16.3%	8.9%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	12.0%	7.1%
Store operations	25.5%	23.2%
Selling, general and administrative	16.5%	20.1%
National advertising fund expense	7.8%	11.4%
Depreciation and amortization	13.8%	13.8%
Other (gains) losses, net	(1.6)%	(1.9)%
Total operating costs and expenses	74.0%	73.7%
Income from operations	26.0%	26.3%
Other income (expense), net:
Interest income	0.1%	0.2%
Interest expense	(12.1)%	(18.1)%
Other income	2.2%	0.1%
Total other expense, net	(9.8)%	(17.8)%
Income before income taxes	16.2%	8.5%
Equity earnings (losses) of unconsolidated entities, net of tax	(0.1)%	—%
Provision for income taxes	6.3%	3.0%
Net income	9.8%	5.5%
Less net income attributable to non-controlling interests	1.0%	0.5%
Net income attributable to Planet Fitness, Inc.	8.8%	5.0%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
(in thousands)
Revenue:
Franchise revenue	$65,614	$52,180
Commission income	503	272
National advertising fund revenue	13,967	11,609
Franchise segment	80,084	64,061
Corporate-owned stores	76,157	37,877
Equipment	30,435	9,939
Total revenue	186,676	111,877
Operating costs and expenses:
Cost of revenue	22,361	7,985
Store operations	47,535	25,907
Selling, general and administrative	30,826	22,490
National advertising fund expense	14,547	12,753
Depreciation and amortization	25,683	15,474
Other (gains) losses, net	(2,933)	(2,138)
Total operating costs and expenses	138,019	82,471
Income from operations	48,657	29,406
Other income (expense), net:
Interest income	209	217
Interest expense	(22,631)	(20,244)
Other income	4,090	165
Total other expense, net	(18,332)	(19,862)
Income before income taxes	30,325	9,544
Equity earnings (losses) of unconsolidated entities, net of tax	(238)	—
Provision for income taxes	11,711	3,354
Net income	18,376	6,190
Less net income attributable to non-controlling interests	1,912	609
Net income attributable to Planet Fitness, Inc.	$16,464	$5,581
Comparison of the three months ended March 31, 2022 and three months ended March 31, 2021
Revenue
Total revenues were $186.7 million in the three months ended March 31, 2022, compared to $111.9 million in the three months ended March 31, 2021, an increase of $74.8 million, or 66.9%.
Franchise segment revenue was $80.1 million in the three months ended March 31, 2022, compared to $64.1 million in the three months ended March 31, 2021, an increase of $16.0 million, or 25.0%.
Franchise revenue was $65.6 million in the three months ended March 31, 2022 compared to $52.2 million in the three months ended March 31, 2021, an increase of $13.4 million or 25.7%. Included in franchise revenue is royalty revenue of $56.5 million, franchise and other fees of $6.8 million, and placement revenue of $2.3 million for the three months ended March 31, 2022, compared to royalty revenue of $46.6 million, franchise and other fees of $4.8 million, and placement revenue of $0.8 million for the three months ended March 31, 2021. Of the $9.9 million increase in royalty revenue, $5.7 million was attributable to a same store sales increase of 15.8% in franchisee-owned stores, $4.5 million was attributable to new stores opened since January 1, 2021 or stores that were not open for all of the prior year period due to COVID-related temporary closures, and $1.2 million was from higher royalties on annual fees. Partially offsetting the royalty revenue increases was a decrease of approximately $1.6 million as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores. The $2.0 million increase in franchise and other fees was primarily driven by higher online member join fee revenue in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

National advertising fund revenue was $14.0 million in the three months ended March 31, 2022, compared to $11.6 million in the three months ended March 31, 2021. The $2.4 million increase in national advertising fund revenue was primarily due to higher same store sales, new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures.
Revenue from our corporate-owned stores segment was $76.2 million in the three months ended March 31, 2022, compared to $37.9 million in the three months ended March 31, 2021, an increase of $38.3 million, or 101.1%. Of the increase, $28.7 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition, $5.0 million was from new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures, and $4.6 million was from the corporate-owned store same store sales increase of 17.0%.
Equipment segment revenue was $30.4 million in the three months ended March 31, 2022, compared to $9.9 million in the three months ended March 31, 2021, an increase of $20.5 million, or 206.2%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In the three months ended March 31, 2022, we had equipment sales to 33 new franchisee-owned stores compared to 18 in the prior year period.
Cost of revenue
Cost of revenue was $22.4 million in the three months ended March 31, 2022 compared to $8.0 million in the three months ended March 31, 2021, an increase of $14.4 million, or 180.0%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $47.5 million in the three months ended March 31, 2022 compared to $25.9 million in the three months ended March 31, 2021, an increase of $21.6 million, or 83.5%. The increase was primarily attributable to the acquisition of 114 stores in the Sunshine Acquisition, from new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID related temporary closures.
Selling, general and administrative
Selling, general and administrative expenses were $30.8 million in the three months ended March 31, 2022 compared to $22.5 million in the three months ended March 31, 2021, an increase of $8.3 million, or 37.1%. The $8.3 million increase was primarily driven by $4.4 million of transaction fees incurred in connection with the Sunshine Acquisition, $2.1 million of higher expense from the Sunshine Acquisition, as well as higher payroll and stock-based compensation, and higher travel expense during the three months ended March 31, 2022 compared to the prior year quarter. Partially offsetting these increases was higher spend in the prior year period to support reopening efforts as a result of COVID-19.
National advertising fund expense
National advertising fund expense was $14.5 million in the three months ended March 31, 2022 compared to $12.8 million in the three months ended March 31, 2021, due to higher advertising and marketing expenditures in 2022 as compared to 2021 due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $25.7 million in the three months ended March 31, 2022 compared to $15.5 million in the three months ended March 31, 2021, an increase of $10.2 million, or 66.0%. The increase was primarily attributable to the acquisition of 114 stores in the Sunshine Acquisition.
Other (gains) losses, net
Other (gains) losses, net was a gain of $2.9 in the three months ended March 31, 2022 compared to a gain of $2.1 in the three months ended March 31, 2021. The primary items making up other (gains) losses, net in the three months ended March 31, 2022 were a $2.1 million gain from the reduction in the Company’s allowance for credit losses and a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, partially offset by the $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition. In the three months ended March 31, 2021, other (gains) losses, net primarily consisted of a $2.2 million gain from a probable insurance recovery related to the settlement of legal claims.

Interest income
Interest income was $0.2 million in both the three months ended March 31, 2022 and the three months ended March 31, 2021.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $22.6 million in the three months ended March 31, 2022 and $20.2 million in the three months ended March 31, 2021. The increase in interest expense is due to $1.6 million of loss on extinguishment of debt from the write-off of remaining deferred financing costs from the Company’s debt refinancing in addition to higher interest expense from the increased principal balance as a result of the debt refinancing completed on February 10, 2022.
Other income
Other income was $4.1 million in the three months ended March 31, 2022 compared to $0.2 million in the three months ended March 31, 2021. The primary driver of other income in the three months ended March 31, 2022 was a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Provision for income taxes was $11.7 million in the three months ended March 31, 2022, compared to $3.4 million in the three months ended March 31, 2021, an increase of $8.4 million. The increase in the provision for income taxes was primarily attributable to higher income before income taxes in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, and a $4.3 million increase to the provision as a result of a remeasurement of our deferred tax assets due to changes in our effective tax rate.
Segment results
Franchise
Segment EBITDA for the franchise segment was $60.1 million in the three months ended March 31, 2022 compared to $41.2 million in the three months ended March 31, 2021, an increase of $18.9 million. The franchise segment EBITDA increase in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the franchise revenue increases described above. Additionally, franchise selling, general and administrative expense was $2.9 million lower than the prior year period as a result of lower franchise selling, general and administrative spend to support our franchisees compared to the prior year. During the three months ended March 31, 2022, the Company also recognized a $2.1 million gain on preexisting contracts as a result of the Sunshine Acquisition, which is included in other (gains) losses, net on the condensed consolidated statement of operations. Partially offsetting these EBITDA increases, NAF expense was $1.8 million higher in the three months ended March 31, 2022. Depreciation and amortization was $1.9 million for both the three months ended March 31, 2022 and 2021.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $23.4 million in the three months ended March 31, 2022 compared to $10.7 million in the three months ended March 31, 2021, an increase of $12.7 million. The increase was primarily attributable to higher corporate-owned store four-wall EBITDA, partially offset by higher corporate-owned store selling, general and administrative expense, both as a result of the Sunshine Acquisition. Depreciation and amortization was $18.4 million and $9.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in depreciation and amortization was primarily attributable to the Sunshine Acquisition.
Equipment
Segment EBITDA for the equipment segment was $8.7 million in the three months ended March 31, 2022 compared to $1.8 million in the three months ended March 31, 2021, an increase of $6.8 million. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Depreciation and amortization was $1.3 million for both the three months ended March 31, 2022 and 2021.

Liquidity and capital resources
As of March 31, 2022, we had $471.2 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with the available cash balance, the cash generated from our operations, and amounts we have drawn under our 2022 Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience impacts to sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$58,010	$23,523
Investing activities	(449,706)	(31,359)
Financing activities	324,217	(4,084)
Effect of foreign exchange rates on cash	206	53
Net decrease in cash	$(67,273)	$(11,867)
Operating activities
For the three months ended March 31, 2022, net cash provided by operating activities was $58.0 million compared to $23.5 million in the three months ended March 31, 2021, an increase of $34.5 million. Of the increase, $28.8 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, and $5.7 million is due to favorable changes in working capital primarily from higher accounts receivable collections, a larger increase in equipment deposits and deferred revenue partially offset by an unfavorable change in other assets and the national advertising fund.
Investing activities
For the three months ended March 31, 2022, net cash used in investing activities was $449.7 million compared to $31.4 million in the three months ended March 31, 2021, an increase of $418.3 million. The primary driver for the increase in cash used in investing activities was $425.8 million of net cash used for the Sunshine Acquisition in the three months ended March 31, 2022, and $17.5 million of higher capital expenditures in the current year period as shown in the table below.

	Three months ended March 31,
(in thousands)	2022	2021
New corporate-owned stores and corporate-owned stores not yet opened	$5,722	$921
Existing corporate-owned stores	14,784	3,006
Information systems	3,366	2,432
Total capital expenditures	$23,872	$6,359

Financing activities
For the three months ended March 31, 2022, net cash provided by financing activities was $324.2 million compared to net cash used in financing activities of $4.1 million in the three months ended March 31, 2021. The primary drivers of the net cash provided by financing activities in the three months ended March 31, 2022, was $324.6 million of net cash provided from long-term debt, consisting of $975 million of borrowings, $634.3 million of principal payments, and $16.2 million of deferred financing costs incurred.

Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018. In February 2022, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued the Series 2022-1 Class A-2 Notes with initial principal amounts totaling $900 million. The net proceeds from the sale of the Series 2022-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2018-1 Class A-2-I Notes, including the payment of transaction costs. The remaining funds were used for the Sunshine Acquisition and other general corporate purposes.
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility, which was used to repay the 2018-1 Class A-1 Notes, and remains fully drawn as of March 31, 2022.
Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2021. The Company was in compliance with its debt covenants as of March 31, 2022. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of March 31, 2022, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $6.5 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of March 31, 2022 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2-II Notes and the Series 2022-1 Senior Class A-2 Notes, which are comprised of fixed interest rate notes, and the 2022 Variable Funding Notes, which allow for the incurrence of up to $75.0 million in revolving loans and/or letters of credit under the 2022 Variable Funding Notes, which is fully drawn. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. An increase in the effective interest rate applied to borrowings under the 2022 Variable Funding Notes of 100 basis points would result in a $0.8 million increase in pre-tax interest expense on an annualized basis.
Foreign exchange risk
We are exposed to fluctuations in exchange rates between the U.S. dollar and the Canadian dollar, which is the functional currency of our Canadian entities. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2022, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease net income by a negligible amount.
Inflation risk
Given the recent rise in inflation, there have been and may continue to be increases in materials, shipping, equipment and labor costs, which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
On February 10, 2022, the Company completed its acquisition of Sunshine Fitness. The Company is currently in process of integrating Sunshine Fitness’ internal controls over financial reporting. Except for the inclusion of Sunshine Fitness, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
01/01/22 - 01/31/22	—	$—	—	$200,000,000
02/01/22 - 02/28/22	—	—	—	200,000,000
03/01/22 - 03/31/22	—	—	—	200,000,000
Total	—	$—	—

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

2.1*
Equity Purchase Agreement, dated January 10, 2022, by and among the Company, Pla-Fit Holdings, LLC, Sunshine Fitness Growth Holdings, LLC, TSG7 A AIV III, L.P., Sunshine Fitness Group Holdings, LLC, Eric Dore, Shane McGuiness, Joseph Landau, The Glenn Dowler Irrevocable GST Trust of 2018, The Shannon Dowler Irrevocable GST Trust of 2018, Michael Hicks, The David W. Blevins Irrevocable GST Trust of 2020, and The Heather L. Blevins Irrevocable GST Trust of 2020, TSG7 A AIV III Holdings-A, L.P., TSG7 A AIV III Holdings, L.P., and TSG7 A AIV III, L.P., in its capacity as the Sellers’ Representative, as amended by that certain Amendment No. 1, dated February 9, 2022.
		8-K	001-37534	10-Feb-22	2.1

4.1	Amended and Restated Base Indenture dated February 10, 2022 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	001-37534	10-Feb-22	4.1

4.2	Series 2022-1 Supplement dated February 10, 2022, between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.	8-K	001-37534	10-Feb-22	4.2

10.1	First Amendment dated February 10, 2022 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.	8-K	001-37534	10-Feb-22	10.1

10.2	Registration Rights Agreement, dated February 10, 2022, by and among the Company and the holders party thereto.	8-K	001-37534	10-Feb-22	10.2

10.3	Form of Lock-Up Agreement, dated as of February 10, 2022, by and among the Company, Plat-Fit Holdings, LLC and the holders party thereto.	8-K	001-37534	10-Feb-22	10.3

	Class A-1 Note Purchase Agreement dated January 25, 2022 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.	8-K	001-37534	26-Jan-22	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*    Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: May 10, 2022	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)