Form 10-Q
period 2022-06-30
Planet Fitness, Inc.
filed 2022-08-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 2, 2022 there were 84,243,785 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 6,145,722 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$383,511	$545,909
Restricted cash	62,762	58,032
Accounts receivable, net of allowance for bad debts of $0 and $0 as of June 30, 2022 and December 31, 2021, respectively	23,274	27,257
Inventory	3,040	1,155
Restricted assets – national advertising fund	12,804	—
Prepaid expenses	14,046	12,869
Other receivables	21,310	13,519
Income tax receivables	2,635	3,673
Total current assets	523,382	662,414
Property and equipment, net of accumulated depreciation of $189,742 and $152,296 as of June 30, 2022 and December 31, 2021, respectively	334,661	173,687
Investments, net of allowance for expected credit losses of $15,617 and $17,462 as of June 30, 2022 and December 31, 2021, respectively	21,186	18,760
Right-of-use assets, net	357,615	190,330
Intangible assets, net	441,278	200,937
Goodwill	714,153	228,569
Deferred income taxes	487,694	539,264
Other assets, net	4,117	2,022
Total assets	$2,884,086	$2,015,983
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$17,500
Accounts payable	22,312	27,892
Accrued expenses	55,993	51,714
Equipment deposits	22,861	6,036
Deferred revenue, current	63,446	28,351
Payable pursuant to tax benefit arrangements, current	35,894	20,302
Other current liabilities	42,300	24,815
Total current liabilities	263,556	176,610
Long-term debt, net of current maturities	1,985,730	1,665,273
Borrowings under Variable Funding Notes	—	75,000
Lease liabilities, net of current portion	351,462	197,682
Deferred revenue, net of current portion	33,032	33,428
Deferred tax liabilities	886	—
Payable pursuant to tax benefit arrangements, net of current portion	474,130	507,805
Other liabilities	4,298	3,030
Total noncurrent liabilities	2,849,538	2,482,218
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 84,230 and 83,804 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 6,146 and 3,056 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Accumulated other comprehensive income	(110)	12
Additional paid in capital	529,026	63,428
Accumulated deficit	(714,297)	(708,804)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(185,372)	(645,355)
Non-controlling interests	(43,636)	2,510
Total stockholders’ deficit	(229,008)	(642,845)
Total liabilities and stockholders’ deficit	$2,884,086	$2,015,983
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue:
Franchise	$67,917	$59,758	$133,531	$111,938
Commission income	41	70	544	342
National advertising fund revenue	14,585	13,021	28,552	24,630
Corporate-owned stores	101,453	40,579	177,610	78,456
Equipment	40,446	23,823	70,881	33,762
Total revenue	224,442	137,251	411,118	249,128
Operating costs and expenses:
Cost of revenue	32,544	18,497	54,905	26,482
Store operations	56,362	28,430	103,897	54,337
Selling, general and administrative	28,202	21,789	59,028	44,279
National advertising fund expense	18,889	13,529	33,436	26,282
Depreciation and amortization	32,172	15,036	57,855	30,510
Other (gains) losses, net	1,181	(282)	(1,752)	(2,420)
Total operating costs and expenses	169,350	96,999	307,369	179,470
Income from operations	55,092	40,252	103,749	69,658
Other expense, net:
Interest income	474	195	683	412
Interest expense	(21,979)	(20,125)	(44,610)	(40,369)
Other income (expense)	148	(147)	4,238	18
Total other expense, net	(21,357)	(20,077)	(39,689)	(39,939)
Income before income taxes	33,735	20,175	64,060	29,719
Equity earnings (losses) of unconsolidated entities, net of tax	(94)	—	(332)	—
Provision for income taxes	8,570	5,159	20,281	8,513
Net income	25,071	15,016	43,447	21,206
Less net income attributable to non-controlling interests	2,729	1,006	4,641	1,615
Net income attributable to Planet Fitness, Inc.	$22,342	$14,010	38,806	$19,591
Net income per share of Class A common stock:
Basic	$0.26	$0.17	$0.46	$0.24
Diluted	$0.26	$0.17	$0.46	$0.23
Weighted-average shares of Class A common stock outstanding:
Basic	84,810	83,223	84,490	83,154
Diluted	85,197	83,837	84,919	83,771

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income including non-controlling interests	$25,071	$15,016	$43,447	$21,206
Other comprehensive income, net:
Foreign currency translation adjustments	(207)	18	(122)	29
Total other comprehensive income (loss), net	(207)	18	(122)	29
Total comprehensive income including non-controlling interests	24,864	15,034	43,325	21,235
Less: total comprehensive income attributable to non-controlling interests	2,729	1,006	4,641	1,615
Total comprehensive income attributable to Planet Fitness, Inc.	$22,135	$14,028	$38,684	$19,620

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$43,447	$21,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,855	30,510
Amortization of deferred financing costs	2,755	3,155
Write-off of deferred financing costs	1,583	—
Dividends accrued on investment	(914)	—
Deferred tax expense	18,843	7,210
Equity (earnings) losses of unconsolidated entities, net of tax	332	—
Gain on adjustment of allowance for credit losses on held-to-maturity investment	(1,845)	—
Gain on re-measurement of tax benefit arrangement	(3,871)	(348)
Loss on reacquired franchise rights	1,160	—
Equity-based compensation	5,601	4,049
Other	65	(71)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	3,884	1,006
Inventory	(1,885)	(724)
Other assets and other current assets	(7,683)	6,059
Restricted assets - national advertising fund	(12,804)	(8,362)
Accounts payable and accrued expenses	(19,949)	(102)
Other liabilities and other current liabilities	2,225	(3,725)
Income taxes	64	413
Payable pursuant to tax benefit arrangements	(14,211)	—
Equipment deposits	16,838	6,688
Deferred revenue	17,783	7,319
Leases	990	(17)
Net cash provided by operating activities	110,263	74,266
Cash flows from investing activities:
Additions to property and equipment	(41,423)	(19,395)
Acquisition of franchises, net of cash acquired	(424,940)	—
Proceeds from sale of property and equipment	60	1
Investments	—	(35,000)
Net cash used in investing activities	(466,303)	(54,394)
Cash flows from financing activities:
Principal payments on capital lease obligations	(132)	(104)
Proceeds from issuance of long-term debt	900,000	—
Proceeds from issuance of Variable Funding Notes	75,000	—
Repayment of long-term debt and variable funding notes	(714,438)	(8,750)
Payment of deferred financing and other debt-related costs	(16,193)	—
Proceeds from issuance of Class A common stock	676	578
Repurchase and retirement of Class A common stock	(44,299)	—
Distributions to Continuing LLC Members	(2,023)	(145)
Net cash provided by (used in) financing activities	198,591	(8,421)
Effects of exchange rate changes on cash and cash equivalents	(219)	120
Net (decrease) increase in cash, cash equivalents and restricted cash	(157,668)	11,571
Cash, cash equivalents and restricted cash, beginning of period	603,941	515,800
Cash, cash equivalents and restricted cash, end of period	$446,273	$527,371
Supplemental cash flow information:
Net cash paid for income taxes	$1,353	$889
Cash paid for interest	$40,057	$37,536
Non-cash investing activities:
Non-cash additions to property and equipment	$9,608	$3,500
Fair value of common stock issued as consideration for acquisition	$393,730	$—
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	38,806	4,641	43,447
Equity-based compensation expense	—	—	—	—	—	5,601	—	—	5,601
Exchanges of Class B common stock and other adjustments	548	—	(548)	—	—	22,534	—	(22,534)	—
Repurchase and retirement of Class A common stock	(697)	—	—	—	—	2,994	(44,299)	(2,994)	(44,299)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	58	—	—	—	—	374	—	—	374
Issuance of common stock for acquisition	517	—	3,638	—	—	416,509	—	(22,779)	393,730
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	17,586	—	—	17,586
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(457)	(457)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(2,023)	(2,023)
Other comprehensive income	—	—	—	—	(122)	—	—	—	(122)
Balance at June 30, 2022	84,230	$8	6,146	$1	$(110)	$529,026	$(714,297)	$(43,636)	$(229,008)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	19,591	1,615	21,206
Equity-based compensation expense	—	—	—	—	—	4,049	—	—	4,049
Exchanges of Class B common stock	359	—	(359)	—	—	(415)	—	415	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	45	—	—	—	—	446	—	—	446
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,164	—	—	1,164
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(446)	(446)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(145)	(145)
Other comprehensive income	—	—	—	—	29	—	—	—	29
Balance at June 30, 2021	83,225	$8	3,363	$1	$56	$50,917	$(731,987)	$1,635	$(679,370)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	84,907	$8	6,146	$1	$97	$479,535	$(692,340)	$1,761	$(210,938)
Net income	—	—	—	—	—	—	22,342	2,729	25,071
Equity-based compensation expense	—	—	—	—	—	2,751	—	—	2,751
Exchanges of Class B common stock and other adjustments	—	—	—	—	—	22,731	—	(22,731)	—
Repurchase and retirement of Class A common stock	(697)	—	—	—	—	2,994	(44,299)	(2,994)	(44,299)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	20	—	—	—	—	—	—	—	—
Purchase accounting adjustment to issuance of common stock for acquisition	—	—	—	—	—	20,964	—	(20,964)	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	51	—	—	51
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(229)	(229)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,208)	(1,208)
Other comprehensive loss	—	—	—	—	(207)	—	—	—	(207)
Balance at June 30, 2022	84,230	$8	6,146	$1	$(110)	$529,026	$(714,297)	$(43,636)	$(229,008)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	83,202	$8	3,363	$1	$38	$48,275	$(745,997)	$997	$(696,678)
Net income	—	—	—	—	—	—	14,010	1,006	15,016
Equity-based compensation expense	—	—	—	—	—	2,610	—	—	2,610
Exercise of stock options and vesting of restricted share units	23	—	—	—	—	32	—	—	32
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(223)	(223)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(145)	(145)
Other comprehensive income	—	—	—	—	18	—	—	—	18
Balance at June 30, 2021	83,225	$8	3,363	$1	$56	$50,917	$(731,987)	$1,635	$(679,370)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 16.5 million members and 2,324 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of June 30, 2022.
In March 2020, the Company proactively closed all of its stores system wide in response to COVID-19 in order to promote the health and safety of its members, team members and their communities. As of June 30, 2022, there were no store closures related to COVID-19.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name.
•Owning and operating fitness centers under the Planet Fitness trade name.
•Selling fitness-related equipment to franchisee-owned stores.
The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”), which was completed on August 11, 2015, and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions that occurred prior to the IPO, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC, which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers through its subsidiaries. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.
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
As of June 30, 2022, Planet Fitness, Inc. held 100.0% of the voting interest and 93.2% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 6.8% economic interest in Pla-Fit Holdings. During the three months ended June 30, 2022 the Company reallocated amounts between non-controlling interest and additional paid in capital to appropriately reflect its economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the SEC on March 1, 2021. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of certain liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Liabilities
Long-term debt(1)	$2,035,562	$1,822,990	$1,700,000	$1,725,021
Variable Funding Notes(1)	$—	$—	$75,000	$75,000
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
(d) Recent accounting pronouncements
The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company early adopted this guidance as of January 1, 2022, for all acquisitions subsequent to the adoption date.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(3) Investments
Investments - Debt securities
As of June 30, 2022, the Company’s debt security investments consist of redeemable preferred shares that are accounted for as held-to-maturity debt securities. The Company’s investments are measured at amortized cost within Investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the three and six months ended June 30, 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. The Company utilized a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The Company derived its estimate using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a loss for the three months ended June 30, 2022 of $265 and a gain on the adjustment of its allowance for credit losses for the six months ended June 30, 2022 of $1,845 within other (gains) losses, net on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $27,315 and $26,401 and the allowance for expected credit losses was $15,617 and $17,462, as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recognized dividend income of $463 and $914, respectively, within other income on the consolidated statements of operations.
As of June 30, 2022, all of the Company’s held-to-maturity investments had a contractual maturity in 2026.
A roll forward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

Six months ended June 30, 2022
Beginning allowance for expected credit losses	$17,462
Gain on adjustment of allowance for expected credit losses	(1,845)
Write-offs, net of recoveries	—
Ending allowance for expected credit losses	$15,617
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Planet Fitness Australia Holdings, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000, which is accounted for under the equity method. For the three and six months ended June 30, 2022, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $94 and $332, respectively, recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $9,488 and $9,820 as of June 30, 2022 and December 31, 2021, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(4) Acquisition
Sunshine Fitness Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests (“Sunshine Acquisition”) of Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). The Company acquired 114 stores in Alabama, Florida, Georgia, North Carolina, and South Carolina from Sunshine Fitness. The preliminary purchase price of the acquisition was $824,587 consisting of $430,857 in cash consideration, and $393,730 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company, valued based on the closing trading price of the Company’s Class A common stock on the acquisition date. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,160, which has been reflected in other (gains) losses, net in the condensed consolidated statement of operations. The loss reduced the net purchase price to $823,427. In connection with the acquisition, the Company recorded a gain of $2,059 related to the settlement of preexisting contracts with Sunshine Fitness within other (gains) losses, net on the condensed consolidated statement of operations. The acquired stores are included in the corporate-owned stores segment.
The preliminary allocation of the estimated purchase consideration was as follows:

Amount
Cash and cash equivalents	$5,917
Other current assets	4,226
Property and equipment	154,153
Right of use assets	162,827
Other long term assets	1,830
Intangible assets	259,640
Goodwill	485,584
Deferred income taxes, net	(51,188)
Deferred revenue	(16,973)
Other current liabilities	(15,638)
Lease liabilities	(165,736)
Other long term liabilities	(1,215)
$823,427
The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques. Certain adjustments were made during the three months ended June 30, 2022 to the preliminary fair values, resulting in a net increase to goodwill of $17,854, primarily related to the valuation of the reacquired franchise rights intangible asset and the corresponding deferred income taxes. Additionally, the Company reallocated amounts between non-controlling interest and additional paid in capital to appropriately reflect the change in its economic interest in Pla-Fit Holdings as a result of the share issuance in connection with the Sunshine Acquisition. Estimates may be subject to change as additional information is received and certain tax matters are finalized. The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to increased expansion for market opportunities, the expansion of store membership and synergies from the integration of the stores into the broader corporate-owned store portfolio. Approximately $168,800 of the preliminary goodwill recorded is expected to be amortizable and deductible for tax purposes, the majority of which is deductible over 15 years.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth the components of identifiable intangible assets acquired in the Sunshine Acquisition and their preliminary estimated useful lives as of the date of the acquisition:

	Fair value	Useful life
Reacquired franchise rights (1)	233,230	11.9
Customer relationships (2)	24,970	8.0
Reacquired area development rights (3)	1,440	5.0
Total intangible assets subject to amortization	259,640
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
Revenues and income before taxes of Sunshine Fitness included in the Company’s consolidated statement of operations from the acquisition date of February 10, 2022 to June 30, 2022 are as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Total revenues	$49,803	$78,498
Income before taxes	$4,140	$7,112

The following pro forma financial information summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The pro forma financial information was as follows:

	Three months ended June 30,	Six months ended June 30,
	2021	2022	2021
Total revenues	179,650	431,568	328,311
Income before taxes	20,197	63,906	29,835
Net income	15,033	43,331	21,293

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at June 30, 2022 and December 31, 2021 is as follows:

June 30, 2022	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$199,003	$(145,394)	$53,609
Reacquired franchise and area development rights	272,828	(31,759)	241,069
	471,831	(177,153)	294,678
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$618,431	$(177,153)	$441,278
Goodwill	$714,153	$—	$714,153

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$174,033	$(137,699)	$36,334
Reacquired franchise and area development rights	38,158	(20,155)	18,003
	212,191	(157,854)	54,337
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$358,791	$(157,854)	$200,937
Goodwill	$228,569	$—	$228,569
A roll forward of goodwill between December 31, 2021 and June 30, 2022 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2021	$16,938	$118,965	$92,666	$228,569
Acquisition of franchisee-owned stores	—	485,584	—	485,584
As of June 30, 2022	$16,938	$604,549	$92,666	$714,153
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $10,750 and $4,159 for the three months ended June 30, 2022 and 2021, respectively, and $19,320 and $8,339 for the six months ended June 30, 2022 and 2021, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of June 30, 2022 is as follows:

Amount
Remainder of 2022	$21,475
2023	51,303
2024	48,525
2025	36,364
2026	31,389
Thereafter	105,622
Total	$294,678

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Long-Term Debt
Long-term debt as of June 30, 2022 and December 31, 2021 consists of the following:

	June 30, 2022	December 31, 2021
2018-1 Class A-2-I notes	$—	$556,312
2018-1 Class A-2-II notes	601,563	604,688
2019-1 Class A-2 notes	536,250	539,000
2022-1 Class A-2-I notes	423,937	—
2022-1 Class A-2-II notes	473,812	—
Borrowings under Variable Funding Notes	—	75,000
Total debt, excluding deferred financing costs	2,035,562	1,775,000
Deferred financing costs, net of accumulated amortization	(29,082)	(17,227)
Total debt	2,006,480	1,757,773
Current portion of long-term debt	20,750	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,985,730	$1,740,273
Future annual principal payments of long-term debt as of June 30, 2022 are as follows:

Amount
Remainder of 2022	$10,375
2023	20,750
2024	20,750
2025	600,438
2026	419,313
Thereafter	963,936
Total	$2,035,562
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

As noted above, the Company borrowed the full $75,000 in 2022 Variable Funding Notes on February 10, 2022, which was repaid in full using cash on hand on May 9, 2022. If outstanding, the 2022 Variable Funding Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the secured overnight financing rate (or “SOFR”) for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2022 Variable Funding Notes. There is a commitment fee on the unused portion of the 2022 Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the 2022 Variable Funding Notes will be repaid in full on or prior to December 2026, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2022 Variable Funding Notes equal to 5.0% per year.

In connection with the issuance of the 2018 Notes, 2019 Notes, and 2022 Notes the Company incurred debt issuance costs of $27,133, $10,577, and $16,193 respectively. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-I Notes prior to the Anticipated Repayment Date, the Company recorded a loss on early extinguishment of debt of $1,583 within interest expense on the Consolidated statements of operations, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-I Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2022, the Company had restricted cash held by the Trustee of $46,754. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(7) Leases

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease ROU assets	Right of use asset, net	$357,615	$190,330
Finance lease assets	Property and equipment, net of accumulated depreciation	485	222
Total lease assets		$358,100	$190,552

Liabilities
Current:
Operating	Other current liabilities	$38,026	$22,523
Noncurrent:
Operating	Lease liabilities, net of current portion	351,462	197,682
Financing	Other liabilities	495	230
Total lease liabilities		$389,983	$220,435

Weighted-average remaining lease term (years) - operating leases		8.4	8.7

Weighted-average discount rate - operating leases		4.6%	5.0%

During the three and six months ended June 30, 2022 and 2021, the components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$16,067	$7,283	$26,735	$13,976
Variable lease cost	4,184	2,836	9,725	5,210
Total lease cost	$20,251	$10,119	$36,460	$19,186

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash paid for lease liabilities	$16,126	$7,062	$25,876	$13,639
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding the Sunshine Acquisition	$17,010	$8,013	$23,008	$12,640
Preliminary Sunshine Acquisition operating lease ROU assets obtained in exchange for operating lease liabilities	$—	$—	$162,827	$—

As of June 30, 2022, maturities of lease liabilities were as follows:

Amount
Remainder of 2022	$24,413
2023	60,586
2024	60,768
2025	60,687
2026	56,890
Thereafter	210,289
Total lease payments	$473,633
Less: imputed interest	83,650
Present value of lease liabilities	$389,983

As of June 30, 2022, future operating lease payments exclude approximately $16,207 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2021 and June 30, 2022:

Contract liabilities
Balance at December 31, 2021	$61,779
Revenue recognized that was included in the contract liability at the beginning of the year	(21,183)
Other gain on settlement of preexisting contracts in connection with the Sunshine Acquisition	(2,059)
Deferred revenue acquired in the Sunshine Acquisition	16,973
Increase, excluding amounts recognized or acquired in the Sunshine Acquisition during the period	40,968
Balance at June 30, 2022	$96,478
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
Remainder of 2022	$51,917
2023	14,366
2024	4,249
2025	3,619
2026	3,192
Thereafter	19,135
Total	$96,478
Equipment deposits received in advance of delivery as of June 30, 2022 and December 31, 2021 were $22,861 and $6,036, respectively, and are expected to be recognized as revenue in the next twelve months.
(9) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Franchise revenue	$1,361	$676	$1,625	$1,434
Equipment revenue	3	—	14	—
Total revenue from related parties	$1,364	$676	$1,639	$1,434
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $87 and $164 as of June 30, 2022 and December 31, 2021, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $82,807 and $84,595, as of June 30, 2022 and December 31, 2021, respectively (see Note 12).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $619 and $500 for the three months ended June 30, 2022 and 2021, respectively, and $1,304 and $999 for the six months ended June 30, 2022 and 2021, respectively.
For the three months ended June 30, 2022 and 2021, the Company incurred approximately $69 and $0, respectively, and $175 and $0 for the six months ended June 30, 2022 and 2021, respectively, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer and included within selling, general and administrative expense on the consolidated statements of operations.
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
During the six months ended June 30, 2022, in connection with the Sunshine Acquisition, the Company issued 517,348 shares of Class A Common Stock and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock. See Note 4.
During the six months ended June 30, 2022, certain existing holders of Holdings Units exercised their exchange rights and exchanged 548,175 Holdings Units for 548,175 newly-issued shares of Class A common stock. Simultaneously, and in

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

connection with these exchanges, 548,175 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 548,175 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of June 30, 2022:
•Holders of our Class A common stock owned 84,230,229 shares of our Class A common stock, representing 93.2% of the voting power in the Company and, through the Company, 84,230,229 Holdings Units representing 93.2% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 6,145,722 Holdings Units, representing 6.8% of the economic interest in Pla-Fit Holdings, and 6,145,722 shares of our Class B common stock, representing 6.8% of the voting power in the Company.
During the three months ended June 30, 2022 the Company reallocated amounts between non-controlling interest and additional paid in capital to appropriately reflect its economic interest in Pla-Fit Holdings.
Share repurchase program
2019 share repurchase program

On November 5, 2019, our board of directors approved a share repurchase program of up to $500,000. During the three and six months ended June 30, 2022, the Company purchased 697,691 shares of Class A common stock for a total cost of $44,299. All purchased shares were retired. Subsequent to these repurchases, there is $155,701 remaining under the 2019 share repurchase program. The timing of purchases and amount of stock repurchased are subject to the Company’s discretion and dependent upon market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of June 30, 2022 and December 31, 2021.

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$25,071	$15,016	$43,447	$21,206
Less: net income attributable to non-controlling interests	2,729	1,006	4,641	1,615
Net income attributable to Planet Fitness, Inc.	$22,342	$14,010	$38,806	$19,591
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,809,563	83,222,601	84,489,573	83,153,731
Effect of dilutive securities:
Stock options	343,797	566,500	366,236	564,618
Restricted stock units	43,765	47,995	62,572	52,942
Performance stock units	22	—	289	—
Weighted-average shares of Class A common stock outstanding - diluted	85,197,147	83,837,096	84,918,670	83,771,291
Earnings per share of Class A common stock - basic	$0.26	$0.17	$0.46	$0.24
Earnings per share of Class A common stock - diluted	$0.26	$0.17	$0.46	$0.23
Weighted average shares of Class B common stock of 6,145,722 and 3,363,075 for the three months ended June 30, 2022 and 2021, respectively, and 5,584,398 and 3,417,158 for the six months ended June 30, 2022 and 2021, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 269,878 and 207,382 for the three months ended June 30, 2022 and 2021, respectively, and 225,195 and 126,270 for the six months ended June 30, 2022 and 2021, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 54,693 and 866 for the three months ended June 30, 2022 and 2021, respectively, and 15,901 and 435 for the six months ended June 30, 2022 and 2021, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average performance stock units outstanding of 79,551 and 0 for the three months ended June 30, 2022 and 2021, respectively, and 41,993 and 0 for the six months ended June 30, 2022 and 2021, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 25.4% and 25.6% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 31.7% and 28.6% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, the recognition of a tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $486,808 and $539,264 as of June 30, 2022 and December 31, 2021, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of June 30, 2022 and December 31, 2021, the total liability related to uncertain tax positions was $328 and $420, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2022 and 2021 were not material.
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
As of June 30, 2022 and December 31, 2021, the Company had a liability of $510,024 and $528,107, respectively, related to its projected obligations under the tax benefit arrangements. During the three and six months ended June 30, 2022, the Company reduced its tax benefit arrangement liability and recognized a gain of $83 and $3,871, respectively, on the remeasurement of our tax benefit arrangements due to changes in our deferred state rate. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2022	$6,090
2023	33,877
2024	45,591
2025	55,529
2026	55,861
Thereafter	313,076
Total	$510,024
During the six months ended June 30, 2022, 548,175 Holdings Units were exchanged for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded an increase to our net deferred tax assets of $1,416 during the six months ended June 30, 2022. As a result of these exchanges, during the six months ended June 30, 2022, we also recognized deferred tax assets in the amount of $16,170 as a result of the increase in tax basis. These exchanges were not made by TRA holders and did not result in an increase in the tax benefit arrangement liability. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 27, 2022, the Company and other defendants, including an officer of the Company who is a related party, received a final judgment after appeal to the joint and several judgment against them in a civil action brought by a former employee. As of June 30, 2022, the Company has estimated its obligation related to this matter to be approximately $3,176, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $3,176 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred, and may incur in the future, legal costs

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction has not closed as of June 30, 2022 as the parties are in dispute over the final terms of the transaction and related matters. The Company analyzed the contract and estimates that the purchase price will approximate fair value of the acquired assets.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Franchise segment revenue - U.S.	$80,304	$72,402	$158,738	$135,746
Franchise segment revenue - International	2,239	447	3,889	1,164
Franchise segment total	82,543	72,849	162,627	136,910
Corporate-owned stores - U.S.	100,314	40,507	175,715	78,307
Corporate-owned stores - International	1,139	72	1,895	149
Corporate-owned stores total	101,453	40,579	177,610	78,456
Equipment segment - U.S.	34,040	23,336	63,830	33,275
Equipment segment - International	6,406	487	7,051	487
Equipment segment total	40,446	23,823	70,881	33,762
Total revenue	$224,442	$137,251	$411,118	$249,128
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $3,387 and $1,712 for the three months ended June 30, 2022 and 2021, respectively, and $5,726 and $2,491 for the six months June 30, 2022 and 2021, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Segment EBITDA
Franchise	$54,329	$51,756	$114,435	$92,936
Corporate-owned stores	39,477	10,372	62,841	21,062
Equipment	10,182	5,608	18,835	7,438
Corporate and other	(16,670)	(12,595)	(30,601)	(21,250)
Total Segment EBITDA	$87,318	$55,141	$165,510	$100,186

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total Segment EBITDA	$87,318	$55,141	$165,510	$100,186
Less:
Depreciation and amortization	32,172	15,036	57,855	30,510
Other income (expense)	148	(147)	4,238	18
Equity earnings (losses) of unconsolidated entities, net of tax	(94)	—	(332)	—
Income from operations	55,092	40,252	103,749	69,658
Interest income	474	195	683	412
Interest expense	(21,979)	(20,125)	(44,610)	(40,369)
Other income (expense)	148	(147)	4,238	18
Income before income taxes	$33,735	$20,175	$64,060	$29,719
The following table summarizes the Company’s assets by reportable segment:

	June 30, 2022	December 31, 2021
Franchise	$178,555	$172,822
Corporate-owned stores	1,616,078	516,714
Equipment	197,857	193,983
Unallocated	891,596	1,132,464
Total consolidated assets	$2,884,086	$2,015,983
The table above includes $1,115 and $1,203 of long-lived assets located in the Company’s international corporate-owned stores as of June 30, 2022 and December 31, 2021, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2022	December 31, 2021
Franchise	$16,938	$16,938
Corporate-owned stores	604,549	118,965
Equipment	92,666	92,666
Consolidated goodwill	$714,153	$228,569

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(15) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,062	2,043	2,142	2,021
New stores opened	30	21	64	43
Stores debranded, sold, closed, or consolidated(1)	(1)	—	(115)	—
Stores operated at end of period	2,091	2,064	2,091	2,064

Corporate-owned stores:
Stores operated at beginning of period	229	103	112	103
New stores opened	4	3	7	3
Stores acquired from franchisees	—	—	114	—
Stores operated at end of period	233	106	233	106

Total stores:
Stores operated at beginning of period	2,291	2,146	2,254	2,124
New stores opened	34	24	71	46
Stores acquired, debranded, sold or consolidated(1)	(1)	—	(1)	—
Stores operated at end of period	2,324	2,170	2,324	2,170
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
As of June 30, 2022, we had more than 16.5 million members and 2,324 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,324 stores, 2,091 are franchised and 233 are corporate-owned. As of June 30, 2022, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2022 and June 30, 2021. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue
Franchise segment	$82,543	$72,849	$162,627	$136,910
Corporate-owned stores segment	101,453	40,579	177,610	78,456
Equipment segment	40,446	23,823	70,881	33,762
Total revenue	$224,442	$137,251	$411,118	$249,128

Segment EBITDA
Franchise	$54,329	$51,756	$114,435	$92,936
Corporate-owned stores	39,477	10,372	62,841	21,062
Equipment	10,182	5,608	18,835	7,438
Corporate and other	(16,670)	(12,595)	(30,601)	(21,250)
Total Segment EBITDA(1)	$87,318	$55,141	$165,510	$100,186

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2022
Income (loss) from operations	$52,523	$14,735	$8,924	$(21,090)	$55,092
Depreciation and amortization	1,854	24,812	1,260	4,246	32,172
Other (expense) income	(48)	(70)	(2)	268	148
Equity earnings (losses) of unconsolidated entities, net of tax	—	—	—	(94)	(94)
Segment EBITDA(1)	$54,329	$39,477	$10,182	$(16,670)	$87,318

Three months ended June 30, 2021
Income (loss) from operations	$49,869	$1,727	$4,347	$(15,691)	$40,252
Depreciation and amortization	1,887	8,600	1,261	3,288	15,036
Other income (expense)	—	45	—	(192)	(147)
Segment EBITDA(1)	$51,756	$10,372	$5,608	$(12,595)	$55,141

Six months ended June 30, 2022
Income (loss) from operations	$110,774	$19,642	$16,316	$(42,983)	$103,749
Depreciation and amortization	3,709	43,239	2,521	8,386	57,855
Other (expense) income	(48)	(40)	(2)	4,328	4,238
Equity earnings (losses) of unconsolidated entities, net of tax	—	—	—	(332)	(332)
Segment EBITDA(1)	$114,435	$62,841	$18,835	$(30,601)	$165,510

Six months ended June 30, 2021
Income (loss) from operations	$89,154	$3,106	$4,984	$(27,586)	$69,658
Depreciation and amortization	3,782	17,866	2,522	6,340	30,510
Other income (expense)	—	90	(68)	(4)	18
Segment EBITDA(1)	$92,936	$21,062	$7,438	$(21,250)	$100,186

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,062	2,043	2,142	2,021
New stores opened	30	21	64	43
Stores debranded, sold or consolidated(1)	(1)	—	(115)	—
Stores operated at end of period	2,091	2,064	2,091	2,064

Corporate-owned stores:
Stores operated at beginning of period	229	103	112	103
New stores opened	4	3	7	3
Stores acquired from franchisees	—	—	114	—
Stores operated at end of period	233	106	233	106

Total stores:
Stores operated at beginning of period	2,291	2,146	2,254	2,124
New stores opened	34	24	71	46
Stores acquired, debranded, sold or consolidated(1)	(1)	—	(1)	—
Stores operated at end of period	2,324	2,170	2,324	2,170

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

As a result of the closure of all of our stores due to COVID-19 in March 2020, a majority of the stores remained temporarily closed for a portion of the three and six months ended June 30, 2020. Because less than 50% of our stores in the same store sales base had membership billings in all of the months included in the three and six months ending June 30, 2020, we are not able to provide same store sales comparisons for prior year periods.
The following table shows our same store sales for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Same store sales data
Same store sales growth:
Franchisee-owned stores	13.4%	NC	14.5%	NC
Corporate-owned stores	15.7%	NC	16.3%	NC
Total stores	13.6%	NC	14.6%	NC
Number of stores in same store sales base:
Franchisee-owned stores	1,909		1,909
Corporate-owned stores	104		104
Total stores	2,123		2,123

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $1,019 million and $868 million, during the three months ended June 30, 2022 and 2021, respectively, and $1,980 and $1,634 million during the six months ended June 30, 2022 and 2021, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in thousands)
Net income	$25,071	$15,016	$43,447	$21,206
Interest income	(474)	(195)	(683)	(412)
Interest expense(1)	21,979	20,125	44,610	40,369
Provision for income taxes	8,570	5,159	20,281	8,513
Depreciation and amortization	32,172	15,036	57,855	30,510
EBITDA	$87,318	$55,141	$165,510	$100,186
Purchase accounting adjustments-revenue(2)	71	128	129	197
Purchase accounting adjustments-rent(3)	109	97	219	214
Loss on reacquired franchise rights(4)	—	—	1,160	—
Gain on settlement of preexisting contract with acquiree(5)	—	—	(2,059)	—
Transaction fees and acquisition-related costs(6)	525	—	4,948	—
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	265	—	(1,845)	—
Dividend income on held-to-maturity investments(8)	(463)	—	(914)	—
Pre-opening costs(9)	783	481	1,439	847
Legal matters(10)	898	(325)	951	(2,500)
Tax benefit arrangement remeasurement(11)	(83)	—	(3,871)	(348)
Other(12)	500	54	1,600	688
Adjusted EBITDA	$89,923	$55,576	$167,267	$99,284
(1)Includes a $1,583 loss on extinguishment of debt in the six months ended June 30, 2022.
(2)Represents the impact of revenue-related purchase accounting adjustments associated with the acquisition of Pla-Fit Holdings on November 8, 2012 by TSG (the “2012 Acquisition”). At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up-front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(3)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $45, $33, $90 and $82 in the three and six months ended June 30, 2022 and 2021, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $64, $129, and $132 in the three and six months ended June 30, 2022 and 2021, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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

(6)Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(7)Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(10)In the three and six months ended June 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter. In the three and six months ended June 30, 2021, the amounts represent an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(11)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$25,071	$15,016	$43,447	$21,206
Provision for income taxes, as reported	8,570	5,159	20,281	8,513
Purchase accounting adjustments-revenue(1)	71	128	129	197
Purchase accounting adjustments-rent(2)	109	97	219	214
Loss on reacquired franchise rights(3)	—	—	1,160	—
Gain on settlement of preexisting contract with acquiree(4)	—	—	(2,059)	—
Transaction fees and acquisition-related costs(5)	525	—	4,948	—
Loss on extinguishment of debt(6)	—	—	1,583	—
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	265	—	(1,845)	—
Dividend income on held-to-maturity investments(8)	(463)	—	(914)	—
Pre-opening costs(9)	783	481	1,439	847
Legal matters(10)	898	(325)	951	(2,500)
Tax benefit arrangement remeasurement(11)	(83)	—	(3,871)	(348)
Other(12)	500	54	1,600	688
Purchase accounting amortization(13)	10,781	4,159	19,299	8,318
Adjusted income before income taxes	$47,027	$24,769	$86,367	$37,135
Adjusted income tax expense(14)	12,556	6,589	23,060	9,878
Adjusted net income	$34,471	$18,180	$63,307	$27,257

Adjusted net income per share, diluted	$0.38	$0.21	$0.70	$0.31

Adjusted weighted-average shares outstanding(15)	91,343	87,200	90,503	87,188
(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up-front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $45, $33, $90 and $82 in the three and six months ended June 30, 2022 and 2021, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S.

GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $64, $64, $129, and $132 in the three and six months ended June 30, 2022 and 2021, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(5)Represents transactions fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(6)Represents a loss on extinguishment of debt in the six months ended June 30, 2022.
(7)Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with new corporate-owned stores incurred prior to the store opening, including payroll-related costs, rent and occupancy expenses, marketing and other store operating supply expenses.
(10)In the three and six months ended June 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter. In the three and six months ended June 30, 2021, the amounts represent an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(11)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(12)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(13)Includes $3,096, $3,096, $6,192 and $6,192 of amortization of intangible assets, for the three and six months ended June 30, 2022 and 2021, recorded in connection with the 2012 Acquisition, and $7,685, $1,063, $13,107, and $2,216 of amortization of intangible assets for the three and six months ended June 30, 2022 and 2021, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(14)Represents corporate income taxes at an assumed blended tax rate of 26.7% for the three and six months ended June 30, 2022 and 26.6% for the three and six months ended June 30, 2021, applied to adjusted income before income taxes.
(15)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$22,342	85,197	$0.26	$14,010	83,837	$0.17
Assumed exchange of shares(2)	2,729	6,146		1,006	3,363
Net income	25,071			15,016
Adjustments to arrive at adjusted income before income taxes(3)	21,956			9,753
Adjusted income before income taxes	47,027			24,769
Adjusted income tax expense(4)	12,556			6,589
Adjusted net income	$34,471	91,343	$0.38	$18,180	87,200	$0.21
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
(4)Represents corporate income taxes at an assumed blended tax rate of 26.7% and 26.6% for the three months ended June 30, 2022 and 2021, respectively, applied to adjusted income before income taxes.

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$38,806	84,919	$0.46	$19,591	83,771	$0.23
Assumed exchange of shares(2)	4,641	5,584		1,615	3,417
Net income	43,447			21,206
Adjustments to arrive at adjusted income before income taxes(3)	42,920			15,929
Adjusted income before income taxes	86,367			37,135
Adjusted income tax expense(4)	23,060			9,878
Adjusted net income	$63,307	90,503	$0.70	$27,257	87,188	$0.31

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
(4)Represents corporate income taxes at an assumed blended tax rate of 26.7% and 26.6% for the six months ended June 30, 2022 and 2021, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Franchise revenue	30.3%	43.5%	32.5%	44.9%
Commission income	—%	0.1%	0.1%	0.1%
National advertising fund revenue	6.5%	9.4%	6.9%	9.9%
Franchise segment	36.8%	53.0%	39.5%	54.9%
Corporate-owned stores	45.2%	29.6%	43.3%	31.5%
Equipment	18.0%	17.4%	17.2%	13.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	14.5%	13.5%	13.4%	10.6%
Store operations	25.1%	20.7%	25.3%	21.8%
Selling, general and administrative	12.6%	15.9%	14.4%	17.8%
National advertising fund expense	8.4%	9.9%	8.1%	10.5%
Depreciation and amortization	14.3%	11.0%	14.1%	12.2%
Other (gains) losses, net	0.5%	(0.2)%	(0.4)%	(1.0)%
Total operating costs and expenses	75.4%	70.8%	74.9%	71.9%
Income from operations	24.6%	29.2%	25.1%	28.1%
Other income (expense), net:
Interest income	0.2%	0.1%	0.2%	0.2%
Interest expense	(9.8)%	(14.7)%	(10.9)%	(16.2)%
Other income (expense)	0.1%	(0.1)%	1.0%	—%
Total other expense, net	(9.5)%	(14.7)%	(9.7)%	(16.0)%
Income before income taxes	15.1%	14.5%	15.4%	12.1%
Equity earnings (losses) of unconsolidated entities, net of tax	—%	—%	(0.1)%	—%
Provision for income taxes	3.8%	3.8%	4.9%	3.4%
Net income	11.3%	10.7%	10.5%	8.7%
Less net income attributable to non-controlling interests	1.2%	0.7%	1.1%	0.6%
Net income attributable to Planet Fitness, Inc.	10.1%	10.0%	9.4%	8.1%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue:
Franchise revenue	$67,917	$59,758	$133,531	$111,938
Commission income	41	70	544	342
National advertising fund revenue	14,585	13,021	28,552	24,630
Franchise segment	82,543	72,849	162,627	136,910
Corporate-owned stores	101,453	40,579	177,610	78,456
Equipment	40,446	23,823	70,881	33,762
Total revenue	224,442	137,251	411,118	249,128
Operating costs and expenses:
Cost of revenue	32,544	18,497	54,905	26,482
Store operations	56,362	28,430	103,897	54,337
Selling, general and administrative	28,202	21,789	59,028	44,279
National advertising fund expense	18,889	13,529	33,436	26,282
Depreciation and amortization	32,172	15,036	57,855	30,510
Other (gains) losses, net	1,181	(282)	(1,752)	(2,420)
Total operating costs and expenses	169,350	96,999	307,369	179,470
Income from operations	55,092	40,252	103,749	69,658
Other income (expense), net:
Interest income	474	195	683	412
Interest expense	(21,979)	(20,125)	(44,610)	(40,369)
Other income (expense)	148	(147)	4,238	18
Total other expense, net	(21,357)	(20,077)	(39,689)	(39,939)
Income before income taxes	33,735	20,175	64,060	29,719
Equity earnings (losses) of unconsolidated entities, net of tax	(94)	—	(332)	—
Provision for income taxes	8,570	5,159	20,281	8,513
Net income	25,071	15,016	43,447	21,206
Less net income attributable to non-controlling interests	2,729	1,006	4,641	1,615
Net income attributable to Planet Fitness, Inc.	$22,342	$14,010	$38,806	$19,591
Comparison of the three months ended June 30, 2022 and three months ended June 30, 2021
Revenue
Total revenues were $224.4 million in the three months ended June 30, 2022, compared to $137.3 million in the three months ended June 30, 2021, an increase of $87.2 million, or 63.5%.
Franchise segment revenue was $82.5 million in the three months ended June 30, 2022, compared to $72.8 million in the three months ended June 30, 2021, an increase of $9.7 million, or 13.3%.
Franchise revenue was $67.9 million in the three months ended June 30, 2022 compared to $59.8 million in the three months ended June 30, 2021, an increase of $8.2 million or 13.7%. Included in franchise revenue is royalty revenue of $58.7 million, franchise and other fees of $5.8 million, and placement revenue of $3.4 million for the three months ended June 30, 2022, compared to royalty revenue of $52.5 million, franchise and other fees of $5.5 million, and placement revenue of $1.7 million for the three months ended June 30, 2021. Of the $6.2 million increase in royalty revenue, $5.9 million was attributable to a same store sales increase of 13.4% in franchisee-owned stores, $1.9 million was attributable to new stores opened since April 1, 2021 or stores that were not open for all of the prior year period due to COVID-related temporary closures, and $0.8 million was from higher royalties on annual fees. Partially offsetting the royalty revenue increases was a decrease of approximately $3.1 million as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores. The $1.7 million increase in placement revenue was primarily driven by higher new and replacement equipment placements in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

National advertising fund revenue was $14.6 million in the three months ended June 30, 2022, compared to $13.0 million in the three months ended June 30, 2021. The $1.6 million increase in national advertising fund revenue was primarily due to higher same store sales, new stores opened since April 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures.
Revenue from our corporate-owned stores segment was $101.5 million in the three months ended June 30, 2022, compared to $40.6 million in the three months ended June 30, 2021, an increase of $60.9 million, or 150.0%. Of the increase, $49.5 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition, $5.3 million was from the corporate-owned store same store sales increase of 15.7%, $4.0 million was from new stores opened since April 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures, and the remainder is primarily due to higher annual fee revenue.
Equipment segment revenue was $40.4 million in the three months ended June 30, 2022, compared to $23.8 million in the three months ended June 30, 2021, an increase of $16.6 million, or 69.8%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In the three months ended June 30, 2022, we had equipment sales to 26 new franchisee-owned stores compared to 19 in the prior year period.
Cost of revenue
Cost of revenue was $32.5 million in the three months ended June 30, 2022 compared to $18.5 million in the three months ended June 30, 2021, an increase of $14.0 million, or 75.9%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $56.4 million in the three months ended June 30, 2022 compared to $28.4 million in the three months ended June 30, 2021, an increase of $27.9 million, or 98.2%. The increase was primarily attributable to the acquisition of 114 stores in the Sunshine Acquisition, from new stores opened since April 1, 2021 and stores that were not open for all of the prior year period due to COVID related temporary closures.
Selling, general and administrative
Selling, general and administrative expenses were $28.2 million in the three months ended June 30, 2022 compared to $21.8 million in the three months ended June 30, 2021, an increase of $6.4 million, or 29.4%. The $6.4 million increase was primarily driven by $3.2 million of expense from the Sunshine Acquisition, in addition to higher travel expense and higher insurance expense during the three months ended June 30, 2022 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $18.9 million in the three months ended June 30, 2022 compared to $13.5 million in the three months ended June 30, 2021, due to higher advertising and marketing expenditures in 2022 as compared to 2021.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $32.2 million in the three months ended June 30, 2022 compared to $15.0 million in the three months ended June 30, 2021, an increase of $17.1 million, or 114.0%. The increase was primarily attributable to the acquisition of 114 stores in the Sunshine Acquisition.
Other (gains) losses, net
Other (gains) losses, net was a loss of $1.2 million in the three months ended June 30, 2022 compared to a gain of $0.3 million in the three months ended June 30, 2021. In the three months ended June 30, 2022, other (gains) losses, net included a $0.9 million reserve against an indemnification receivable related to a legal matter.
Interest income
Interest income was $0.5 million in the three months ended June 30, 2022, compared to $0.2 million in the three months ended June 30, 2021, primarily as a result of higher interest rates in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $22.0 million in the three months ended June 30, 2022 and $20.1 million in the three months ended June 30, 2021. The increase in interest expense is due to higher interest expense from the increased principal balance as a result of the debt refinancing completed on February 10, 2022.
Other income (expense)
Other income was $0.1 million in the three months ended June 30, 2022 compared to expense of $0.1 million in the three months ended June 30, 2021.
Provision for income taxes
Provision for income taxes was $8.6 million in the three months ended June 30, 2022, compared to $5.2 million in the three months ended June 30, 2021, an increase of $3.4 million. The increase in the provision for income taxes was primarily attributable to higher income before income taxes in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Segment results
Franchise
Segment EBITDA for the franchise segment was $54.3 million in the three months ended June 30, 2022 compared to $51.8 million in the three months ended June 30, 2021, an increase of $2.6 million. The franchise segment EBITDA increase in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to the franchise revenue increases as described above partially offset by higher NAF expenses of $5.4 million in the three months ended June 30, 2022. Depreciation and amortization was $1.9 million for both the three months ended June 30, 2022 and 2021.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $39.5 million in the three months ended June 30, 2022 compared to $10.4 million in the three months ended June 30, 2021, an increase of $29.1 million. Of the increase, $20.7 million was attributable to the corporate-owned stores acquired in the Sunshine Acquisition, $9.8 million was attributable to the same store sales increase of 15.7%, and $1.6 million was from new stores opened since April 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures. Partially offsetting these increases was higher selling general and administrative expense of $3.2 million, primarily as a result of the Sunshine Acquisition. Depreciation and amortization was $24.8 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase in depreciation and amortization was primarily attributable to the Sunshine Acquisition, and the opening of new stores since April 1, 2021.
Equipment
Segment EBITDA for the equipment segment was $10.2 million in the three months ended June 30, 2022 compared to $5.6 million in the three months ended June 30, 2021, an increase of $4.6 million. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Depreciation and amortization was $1.3 million for both the three months ended June 30, 2022 and 2021.
Comparison of the six months ended June 30, 2022 and six months ended June 30, 2021
Revenue
Total revenues were $411.1 million in the six months ended June 30, 2022, compared to $249.1 million in the six months ended June 30, 2021, an increase of $162.0 million, or 65.0%.
Franchise segment revenue was $162.6 million in the six months ended June 30, 2022, compared to $136.9 million in the six months ended June 30, 2021, an increase of $25.7 million, or 18.8%.
Franchise revenue was $133.5 million in the six months ended June 30, 2022 compared to $111.9 million in the six months ended June 30, 2021, an increase of $21.6 million or 19.3%. Included in franchise revenue is royalty revenue of $115.2 million, franchise and other fees of $12.6 million, and placement revenue of $5.7 million for the six months ended June 30, 2022, compared to royalty revenue of $99.1 million, franchise and other fees of $10.3 million, and placement revenue of $2.5 million for the six months ended June 30, 2021. Of the $16.0 million increase in royalty revenue, $11.6 million was attributable to a same store sales increase of 14.5% in franchisee-owned stores, $6.4 million was attributable to new stores opened since January 1, 2021 or stores that were not open for all of the prior year period due to COVID-related temporary closures, and $2.1 million was from higher royalties on annual fees. Partially offsetting the royalty revenue increases was a decrease of approximately

$4.8 million as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores. The $3.2 million increase in placement revenue was primarily driven by higher new and replacement equipment placements and the $2.3 million increase in franchise and other fees was primarily attributable to higher online join fees.
Commission income, which is included in our franchise segment, was $0.5 million in the six months ended June 30, 2022 compared to $0.3 million in the six months ended June 30, 2021.
National advertising fund revenue was $28.6 million in the six months ended June 30, 2022, compared to $24.6 million in the six months ended June 30, 2021. The increase in national advertising fund revenue in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to higher same store sales, new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures.
Revenue from our corporate-owned stores segment was $177.6 million in the six months ended June 30, 2022, compared to $78.5 million in the six months ended June 30, 2021, an increase of $99.2 million, or 126.4%. Of the increase, $78.1 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition, $10.1 million was from the corporate-owned store same store sales increase of 16.3%, $9.3 million was from new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures, and the remainder is primarily due to higher annual fee revenue.
Equipment segment revenue was $70.9 million in the six months ended June 30, 2022, compared to $33.8 million in the six months ended June 30, 2021, an increase of $37.1 million, or 109.9%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In the six months ended June 30, 2022, we had equipment sales to 59 new franchisee-owned stores compared to 37 in the prior year period.
Cost of revenue
Cost of revenue was $54.9 million in the six months ended June 30, 2022 compared to $26.5 million in the six months ended June 30, 2021, an increase of $28.4 million, or 107.3%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $103.9 million in the six months ended June 30, 2022 compared to $54.3 million in the six months ended June 30, 2021, a increase of $49.6 million, or 91.2%. The increase was primarily attributable to the stores acquired in the Sunshine Acquisition, from new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID related temporary closures.
Selling, general and administrative
Selling, general and administrative expenses were $59.0 million in the six months ended June 30, 2022 compared to $44.3 million in the six months ended June 30, 2021, an increase of $14.7 million, or 33.3%. Of the $14.7 million increase, $5.1 million was attributable to higher selling general and administrative expense from the Sunshine Acquisition, $4.9 million of transaction related costs incurred in connection with the Sunshine Acquisition, in addition to higher compensation expense, travel expense and insurance expense during the six months ended June 30, 2022 compared to the prior year quarter. Partially offsetting these increases was higher spend in the prior year period to support reopening efforts as a result of COVID-19.
National advertising fund expense
National advertising fund expense was $33.4 million in the six months ended June 30, 2022 compared to $26.3 million in the six months ended June 30, 2021, due to higher advertising and marketing expenditures in 2022 as compared to 2021.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $57.9 million in the six months ended June 30, 2022 compared to $30.5 million in the six months ended June 30, 2021, an increase of $27.3 million, or 89.6%. The increase was primarily attributable to the stores acquired in the Sunshine Acquisition.

Other (gains) losses, net
Other (gains) losses, net was a gain of $1.8 million in the six months ended June 30, 2022 compared to a gain of $2.4 million in the six months ended June 30, 2021. In the six months ended June 30, 2022, this includes a $1.8 million gain from the reduction in the Company’s allowance for credit losses and a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, partially offset by the $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition and a $0.9 million reserve against an indemnification receivable related to a legal matter. In the six months ended June 30, 2021, the amount primarily consisted of a $2.2 million gain from a probable insurance recovery related to the settlement of legal claims.
Interest income
Interest income was $0.7 million in the six months ended June 30, 2022 compared to $0.4 million in the six months ended June 30, 2021, primarily as a result of higher interest rates in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $44.6 million in the six months ended June 30, 2022 compared to $40.4 million in the six months ended June 30, 2021. The increase in interest expense is due to higher interest expense from the increased principal balance and a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs, both as a result of the debt refinancing completed on February 10, 2022.
Other income (expense)
Other income was $4.2 million in the six months ended June 30, 2022 and zero in the six months ended June 30, 2021. Other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the six months ended June 30, 2022.
Provision for income taxes
The provision for income taxes was $20.3 million in the six months ended June 30, 2022, compared to $8.5 million in the six months ended June 30, 2021. The increase in the provision for income taxes was primarily attributable to higher income before income taxes in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, and a $4.3 million increase to the provision as a result of a remeasurement of our deferred tax assets due to changes in our effective tax rate.
Segment results
Franchise
Segment EBITDA for the franchise segment was $114.4 million in the six months ended June 30, 2022 compared to $92.9 million in the six months ended June 30, 2021, an increase of $21.5 million, or 23.1%. The franchise segment EBITDA increase in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the franchise revenue increases as described above and lower franchise segment marketing expense related to COVID-related reopening advertising in the prior year period, partially offset by higher NAF expenses of $7.2 million. Depreciation and amortization was $3.7 million and $3.8 million in the six months ended June 30, 2022 and 2021, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $62.8 million in the six months ended June 30, 2022 compared to $21.1 million in the six months ended June 30, 2021, an increase of $41.8 million, or 198.4%. Of the increase, $38.1 million was attributable to corporate-owned stores acquired in the Sunshine Acquisition, $9.0 million was attributable to the same store sales increase of 16.3%, and $1.3 million was from new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures. Partially offsetting these increases was higher selling, general and administrative expense of $6.6 million primarily as a result of the Sunshine Acquisition. Depreciation and amortization was $43.2 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in depreciation and amortization was primarily attributable the Sunshine Acquisition.
Equipment
Segment EBITDA for the equipment segment was $18.8 million in the six months ended June 30, 2022 compared to $7.4 million in the six months ended June 30, 2021, an increase of $11.4 million, or 153.2%, driven by higher equipment sales to new and existing franchisee-owned stores in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Depreciation and amortization was $2.5 million for both the six months ended June 30, 2022 and 2021.

Liquidity and capital resources
As of June 30, 2022, we had $383.5 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with the available cash balance, the cash generated from our operations, and amounts available under our 2022 Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience impacts to sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$110,263	$74,266
Investing activities	(466,303)	(54,394)
Financing activities	198,591	(8,421)
Effect of foreign exchange rates on cash	(219)	120
Net decrease in cash	$(157,668)	$11,571
Operating activities
For the six months ended June 30, 2022, net cash provided by operating activities was $110.3 million compared to $74.3 million in the six months ended June 30, 2021, an increase of $36.0 million. Of the increase, $59.3 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, and $23.3 million is due to unfavorable changes in working capital primarily from payments made under tax benefit arrangements, a larger decrease in accounts payable and accrued expenses as a result of the Sunshine Acquisition, and higher other assets, partially offset by a larger increase in equipment deposits and deferred revenue in the current year period.
Investing activities
For the six months ended June 30, 2022, net cash used in investing activities was $466.3 million compared to $54.4 million in the six months ended June 30, 2021, an increase of $411.9 million. The primary driver for the increase in cash used in investing activities was $424.9 million of net cash used for the Sunshine Acquisition in the six months ended June 30, 2022, and $22.0 million of higher capital expenditures in the current year period as shown in the table below, partially offset by $35.0 million of cash used for investments in the prior year period.

	Six months ended June 30,
(in thousands)	2022	2021
New corporate-owned stores and corporate-owned stores not yet opened	$16,962	$4,801
Existing corporate-owned stores	16,552	7,813
Information systems	7,909	6,653
Corporate and all other	—	128
Total capital expenditures	$41,423	$19,395

Financing activities
For the six months ended June 30, 2022, net cash provided by financing activities was $198.6 million compared to net cash used in financing activities of $8.4 million in the six months ended June 30, 2021. The primary drivers of the net cash provided by financing activities in the six months ended June 30, 2022, was $244.4 million of net cash provided from long-term debt, consisting of $975 million of borrowings, $714.4 million of principal payments and $16.2 million of deferred financing costs incurred, in addition to share repurchases of $44.3 million.
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
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of June 30, 2022 due to repayment in full on May 9, 2022 using cash on hand.
Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2021. The Company was in compliance with its debt covenants as of June 30, 2022. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of June 30, 2022, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $6.3 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of June 30, 2022 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2-II Notes and the Series 2022-1 Senior Class A-2 Notes, which are comprised of fixed interest rate notes, and the 2022 Variable Funding Notes, which allow for the incurrence of up to $75.0 million in revolving loans and/or letters of credit under the 2022 Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company would be exposed to interest rate increases on any borrowings under the 2022 Variable Funding Notes.
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar and Mexican peso, which are the functional currencies of our Canadian entities and Mexican entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2022, a 10% increase or decrease in the exchange rate of the U.S. and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
Inflation risk
Given the recent rise in inflation, there have been and may continue to be increases in materials, shipping, equipment and labor costs, which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-

owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
On February 10, 2022, the Company completed its acquisition of Sunshine Fitness. The Company is continuing to integrate Sunshine Fitness into its internal controls over financial reporting. Except for the inclusion of Sunshine Fitness, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/22 - 04/30/22	—	$—	—	$200,000,000
05/01/22 - 05/31/22	—	—	—	200,000,000
06/01/22 - 06/30/22	697,691	63.48	697,691	155,700,859
Total	697,691	$63.48	697,691

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
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

Planet Fitness, Inc.
(Registrant)

Date: August 9, 2022	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)