Form 10-Q
period 2022-09-30
Planet Fitness, Inc.
filed 2022-11-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2022 there were 83,415,699 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 6,145,722 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$404,463	$545,909
Restricted cash	62,714	58,032
Accounts receivable, net of allowance for bad debts of $0 and $0 as of September 30, 2022 and December 31, 2021, respectively	34,475	27,257
Inventory	4,224	1,155
Restricted assets – national advertising fund	1,773	—
Prepaid expenses	13,922	12,869
Other receivables	14,015	13,519
Income tax receivables	4,885	3,673
Total current assets	540,471	662,414
Property and equipment, net of accumulated depreciation of $204,581 and $152,296 as of September 30, 2022 and December 31, 2021, respectively	332,840	173,687
Investments, net of allowance for expected credit losses of $15,890 and $17,462 as of September 30, 2022 and December 31, 2021, respectively	21,389	18,760
Right-of-use assets, net	348,246	190,330
Intangible assets, net	427,675	200,937
Goodwill	700,207	228,569
Deferred income taxes	471,495	539,264
Other assets, net	3,933	2,022
Total assets	$2,846,256	$2,015,983
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$17,500
Accounts payable	22,218	27,892
Accrued expenses	54,302	51,714
Equipment deposits	32,020	6,036
Deferred revenue, current	56,159	28,351
Payable pursuant to tax benefit arrangements, current	31,482	20,302
Other current liabilities	41,208	24,815
Total current liabilities	258,139	176,610
Long-term debt, net of current maturities	1,982,158	1,665,273
Borrowings under Variable Funding Notes	—	75,000
Lease liabilities, net of current portion	341,961	197,682
Deferred revenue, net of current portion	32,793	33,428
Deferred tax liabilities	965	—
Payable pursuant to tax benefit arrangements, net of current portion	474,032	507,805
Other liabilities	4,314	3,030
Total noncurrent liabilities	2,836,223	2,482,218
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 83,414 and 83,804 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $.0001 par value - 100,000 authorized, 6,146 and 3,056 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Accumulated other comprehensive income	(626)	12
Additional paid in capital	534,365	63,428
Accumulated deficit	(737,399)	(708,804)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(203,651)	(645,355)
Non-controlling interests	(44,455)	2,510
Total stockholders’ deficit	(248,106)	(642,845)
Total liabilities and stockholders’ deficit	$2,846,256	$2,015,983
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Franchise	$65,975	$61,481	$199,506	$173,419
Commission income	193	39	737	381
National advertising fund revenue	14,578	13,863	43,130	38,493
Corporate-owned stores	101,330	43,899	278,940	122,355
Equipment	62,310	34,973	133,191	68,735
Total revenue	244,386	154,255	655,504	403,383
Operating costs and expenses:
Cost of revenue	48,531	27,097	103,436	53,579
Store operations	57,892	27,751	161,789	82,088
Selling, general and administrative	27,148	22,969	86,176	67,248
National advertising fund expense	17,009	15,586	50,445	41,868
Depreciation and amortization	32,572	16,248	90,427	46,758
Other (gains) losses, net	(700)	57	(2,452)	(2,363)
Total operating costs and expenses	182,452	109,708	489,821	289,178
Income from operations	61,934	44,547	165,683	114,205
Other expense, net:
Interest income	1,561	233	2,244	645
Interest expense	(21,917)	(20,350)	(66,527)	(60,719)
Other income	4,762	677	9,000	695
Total other expense, net	(15,594)	(19,440)	(55,283)	(59,379)
Income before income taxes	46,340	25,107	110,400	54,826
Equity losses of unconsolidated entities, net of tax	(2)	—	(334)	—
Provision for income taxes	15,661	6,475	35,942	14,988
Net income	30,677	18,632	74,124	39,838
Less net income attributable to non-controlling interests	3,764	1,189	8,405	2,804
Net income attributable to Planet Fitness, Inc.	$26,913	$17,443	65,719	$37,034
Net income per share of Class A common stock:
Basic	$0.32	$0.21	$0.78	$0.45
Diluted	$0.32	$0.21	$0.78	$0.44
Weighted-average shares of Class A common stock outstanding:
Basic	84,156	83,274	84,377	83,194
Diluted	84,547	83,879	84,798	83,808

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income including non-controlling interests	$30,677	$18,632	$74,124	$39,838
Other comprehensive income, net:
Foreign currency translation adjustments	(516)	(44)	(638)	(15)
Total other comprehensive loss, net	(516)	(44)	(638)	(15)
Total comprehensive income including non-controlling interests	30,161	18,588	73,486	39,823
Less: total comprehensive income attributable to non-controlling interests	3,764	1,189	8,405	2,804
Total comprehensive income attributable to Planet Fitness, Inc.	$26,397	$17,399	$65,081	$37,019

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$74,124	$39,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,427	46,758
Amortization of deferred financing costs	4,129	4,753
Write-off of deferred financing costs	1,583	—
Amortization of asset retirement obligations	201	55
Dividends accrued on investment	(1,391)	(949)
Deferred tax expense	35,026	12,774
Equity losses of unconsolidated entities, net of tax	334	—
Gain on adjustment of allowance for credit losses on held-to-maturity investment	(1,572)	—
Gain on re-measurement of tax benefit arrangement	(8,381)	(348)
Loss on reacquired franchise rights	1,160	—
Gain on sale of corporate-owned stores	(1,324)	—
Equity-based compensation	6,942	6,267
Other	66	(37)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(7,477)	5,321
Inventory	(3,071)	(3,625)
Other assets and other current assets	(567)	9,618
Restricted assets - national advertising fund	(1,773)	(1,162)
Accounts payable and accrued expenses	(22,521)	9,413
Other liabilities and other current liabilities	1,728	(3,540)
Income taxes	(2,111)	452
Payable pursuant to tax benefit arrangements	(14,211)	—
Equipment deposits	26,049	20,099
Deferred revenue	11,506	3,483
Leases	1,550	320
Net cash provided by operating activities	190,426	149,490
Cash flows from investing activities:
Additions to property and equipment	(65,138)	(31,791)
Acquisition of franchises, net of cash acquired	(424,940)	—
Proceeds from sale of property and equipment	60	19
Proceeds from sale of corporate-owned stores	20,820	—
Investments	—	(35,000)
Net cash used in investing activities	(469,198)	(66,772)
Cash flows from financing activities:
Principal payments on capital lease obligations	(207)	(146)
Proceeds from issuance of long-term debt	900,000	—
Proceeds from issuance of Variable Funding Notes	75,000	—
Repayment of long-term debt and Variable Funding Notes	(719,625)	(13,125)
Payment of deferred financing and other debt-related costs	(15,951)	—
Proceeds from issuance of Class A common stock	779	916
Repurchase and retirement of Class A common stock	(94,314)	—
Distributions paid to members of Pla-Fit Holdings	(2,945)	(670)
Net cash provided by (used in) financing activities	142,737	(13,025)
Effects of exchange rate changes on cash and cash equivalents	(729)	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	(136,764)	69,674
Cash, cash equivalents and restricted cash, beginning of period	603,941	515,800
Cash, cash equivalents and restricted cash, end of period	$467,177	$585,474
Supplemental cash flow information:
Net cash paid for income taxes	$3,072	$1,683
Cash paid for interest	$60,535	$56,231
Non-cash investing activities:
Non-cash additions to property and equipment	$11,566	$5,507
Fair value of common stock issued as consideration for acquisition	$393,730	$—
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	65,719	8,405	74,124
Equity-based compensation expense	—	—	—	—	—	6,942	—	—	6,942
Exchanges of Class B common stock and other adjustments	548	—	(548)	—	—	22,534	—	(22,534)	—
Repurchase and retirement of Class A common stock	(1,528)	—	—	—	—	6,426	(94,314)	(6,426)	(94,314)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	73	—	—	—	—	998	—	—	998
Issuance of common stock for acquisition	517	—	3,638	—	—	416,509	—	(22,779)	393,730
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	17,528	—	—	17,528
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(686)	(686)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(2,945)	(2,945)
Other comprehensive income	—	—	—	—	(638)	—	—	—	(638)
Balance at September 30, 2022	83,414	$8	6,146	$1	$(626)	$534,365	$(737,399)	$(44,455)	$(248,106)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	37,034	2,804	39,838
Equity-based compensation expense	—	—	—	—	—	6,267	—	—	6,267
Exchanges of Class B common stock	459	—	(459)	—	—	(487)	—	487	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	62	—	—	—	—	1,025	—	—	1,025
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,492	—	—	1,492
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(669)	(669)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(670)	(670)
Other comprehensive income	—	—	—	—	(15)	—	—	—	(15)
Balance at September 30, 2021	83,342	$8	3,263	$1	$12	$53,970	$(714,544)	$2,148	$(658,405)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	84,230	$8	6,146	$1	$(110)	$529,026	$(714,297)	$(43,636)	$(229,008)
Net income	—	—	—	—	—	—	26,913	3,764	30,677
Equity-based compensation expense	—	—	—	—	—	1,341	—	—	1,341
Repurchase and retirement of Class A common stock	(831)	—	—	—	—	3,432	(50,015)	(3,432)	(50,015)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	15	—	—	—	—	624	—	—	624
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	(58)	—	—	(58)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(229)	(229)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(922)	(922)
Other comprehensive loss	—	—	—	—	(516)	—	—	—	(516)
Balance at September 30, 2022	83,414	$8	6,146	$1	$(626)	$534,365	$(737,399)	$(44,455)	$(248,106)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	83,225	$8	3,363	$1	$56	$50,917	$(731,987)	$1,635	$(679,370)
Net income	—	—	—	—	—	—	17,443	1,189	18,632
Equity-based compensation expense	—	—	—	—	—	2,218	—	—	2,218
Exchanges of Class B common stock	100	—	(100)	—	—	(72)	—	72	—
Exercise of stock options and vesting of restricted share units	17	—	—	—	—	579	—	—	579
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	328	—	—	328
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(223)	(223)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(525)	(525)
Other comprehensive income	—	—	—	—	(44)	—	—	—	(44)
Balance at September 30, 2021	83,342	$8	3,263	$1	$12	$53,970	$(714,544)	$2,148	$(658,405)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business Organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 16.6 million members and 2,353 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of September 30, 2022.
In March 2020, the Company proactively closed all of its stores system wide in response to COVID-19 in order to promote the health and safety of its members, team members and their communities. As of September 30, 2022, there were no store closures related to COVID-19.
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
As of September 30, 2022, Planet Fitness, Inc. held 100.0% of the voting interest and 93.1% of the economic interest of Pla-Fit Holdings and the holders of Holdings Units of Pla-Fit Holdings (the “Continuing LLC Owners”) held the remaining 6.9% economic interest in Pla-Fit Holdings. During the three months ended September 30, 2022 the Company reallocated amounts between non-controlling interest and additional paid in capital to appropriately reflect its economic interest in Pla-Fit Holdings.

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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the SEC on March 1, 2021. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of long-lived and intangible assets acquired in a business combination, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, income taxes, including deferred tax assets and liabilities and reserves for unrecognized tax benefits, the liability for the Company’s tax benefit arrangements, the value of the lease liability and related right-of-use asset recorded in accordance with ASC 842 (see Note 8) and the estimate of current expected credit losses.
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of certain liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Liabilities
Long-term debt(1)	$2,030,375	$1,769,648	$1,700,000	$1,725,021
Variable Funding Notes(1)	$—	$—	$75,000	$75,000
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
(d) Recent accounting pronouncements
The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company early adopted this guidance as of January 1, 2022, for all acquisitions subsequent to the adoption date.`

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(3) Investments
Investments - Debt securities
As of September 30, 2022, the Company’s debt security investments consist of redeemable preferred shares that are accounted for as held-to-maturity debt securities. The Company’s investments are measured at amortized cost within Investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the three and nine months ended September 30, 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. The Company utilized a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The Company derived its estimate using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a loss for the three months ended September 30, 2022 of $273 and a gain on the adjustment of its allowance for credit losses for the nine months ended September 30, 2022 of $1,572 within other (gains) losses, net on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $27,792 and $26,401 and the allowance for expected credit losses was $15,890 and $17,462, as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recognized dividend income of $477 and $1,391, respectively, within other income on the consolidated statements of operations.
As of September 30, 2022, all of the Company’s held-to-maturity investments had a contractual maturity in 2026.
A roll forward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

Nine months ended September 30, 2022
Beginning allowance for expected credit losses	$17,462
Gain on adjustment of allowance for expected credit losses	(1,572)
Write-offs, net of recoveries	—
Ending allowance for expected credit losses	$15,890
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Bravo Fit Holdings Pty Ltd, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000, which is accounted for under the equity method. For the three and nine months ended September 30, 2022, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $2 and $334, respectively, recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $9,486 and $9,820 as of September 30, 2022 and December 31, 2021, respectively. Subsequent to the end of the third quarter, on October 14, 2022, the Company invested an additional $2,449 in Bravo Fit Holdings Pty Ltd. Following such additional investment, its ownership will remain at 21%.

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
The preliminary allocation of the estimated purchase consideration was as follows:

Amount
Cash and cash equivalents	$5,917
Other current assets	4,166
Property and equipment	153,092
Right of use assets	162,827
Other long term assets	1,830
Intangible assets	259,430
Goodwill	486,061
Deferred income taxes, net	(51,188)
Deferred revenue	(16,973)
Other current liabilities	(14,786)
Lease liabilities	(165,736)
Other long term liabilities	(1,213)
$823,427
The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques. Certain adjustments were made during the three months ended September 30, 2022 to the preliminary fair values, resulting in a net increase to goodwill of $477, related to the valuations of property and equipment and intangible assets. During the nine months ended September 30, 2022, preliminary fair value adjustments resulted in a net increase to goodwill of $18,331, primarily related to the valuation of the reacquired franchise rights intangible asset and the corresponding deferred income taxes. Additionally, the Company reallocated amounts between non-controlling interest and additional paid in capital to appropriately reflect the change in its economic interest in Pla-Fit Holdings as a result of the share issuance in connection with the Sunshine Acquisition. Estimates may be subject to change as additional information is received and certain tax matters are finalized. The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to increased expansion for market opportunities, the expansion of store membership and synergies from the integration of the stores into the broader corporate-owned store portfolio. Approximately $168,800 of the preliminary goodwill recorded is expected to be amortizable and deductible for tax purposes, the majority of which is deductible over 15 years.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth the components of identifiable intangible assets acquired in the Sunshine Acquisition and their preliminary estimated useful lives as of the date of the acquisition:

	Fair value	Useful life
Reacquired franchise rights (1)	233,070	11.9
Customer relationships (2)	24,920	8.0
Reacquired area development rights (3)	1,440	5.0
Total intangible assets subject to amortization	259,430
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
The primary areas that remain preliminary relate to income taxes and goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Revenues and income before taxes of Sunshine Fitness included in the Company’s consolidated statement of operations from the acquisition date of February 10, 2022 to September 30, 2022 are as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Total revenues	$51,137	$129,635
Income before taxes	$6,039	$13,103

The following pro forma financial information summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The pro forma financial information was as follows:

	Three months ended September 30,	Nine months ended September 30,
	2021	2022	2021
Total revenues	186,737	675,954	515,048
Income before taxes	15,235	110,246	45,070
Net income	11,209	74,008	32,502

(5) Sale of corporate-owned stores

On August 31, 2022, the Company sold 6 corporate-owned stores located in Colorado to a franchisee for $20,820. The net value of assets derecognized in connection with the sale amounted to 19,496, which included goodwill of $14,423, intangible assets of $2,629, and net tangible assets of $2,444, which resulted in a gain on sale of corporate-owned stores of $1,324.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Goodwill and Intangible Assets
A summary of goodwill and intangible assets at September 30, 2022 and December 31, 2021 is as follows:

September 30, 2022	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$198,813	$(149,272)	$49,541
Reacquired franchise and area development rights	268,058	(36,524)	231,534
	466,871	(185,796)	281,075
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$613,471	$(185,796)	$427,675
Goodwill	$700,207	$—	$700,207

December 31, 2021	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$174,033	$(137,699)	$36,334
Reacquired franchise and area development rights	38,158	(20,155)	18,003
	212,191	(157,854)	54,337
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$358,791	$(157,854)	$200,937
Goodwill	$228,569	$—	$228,569
A roll forward of goodwill between December 31, 2021 and September 30, 2022 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2021	$16,938	$118,965	$92,666	$228,569
Acquisition of franchisee-owned stores	—	486,061	—	486,061
Sale of corporate-owned stores	—	(14,423)	—	(14,423)
As of September 30, 2022	$16,938	$590,603	$92,666	$700,207
The Company determined that no impairment charges were required during any periods presented.
During the three months ended September 30, 2022, the Company disposed of $2,629 of net finite-lived intangible assets in connection with the sale of corporate-owned stores.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Amortization expense related to the intangible assets totaled $10,611 and $4,159 for the three months ended September 30, 2022 and 2021, respectively, and $29,644 and $12,508 for the nine months ended September 30, 2022 and 2021, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of September 30, 2022 is as follows:

Amount
Remainder of 2022	$10,608
2023	50,307
2024	47,601
2025	35,476
2026	31,024
Thereafter	106,059
Total	$281,075
(7) Long-Term Debt
Long-term debt as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
2018-1 Class A-2-I notes	$—	$556,312
2018-1 Class A-2-II notes	600,000	604,688
2019-1 Class A-2 notes	534,875	539,000
2022-1 Class A-2-I notes	422,875	—
2022-1 Class A-2-II notes	472,625	—
Borrowings under Variable Funding Notes	—	75,000
Total debt, excluding deferred financing costs	2,030,375	1,775,000
Deferred financing costs, net of accumulated amortization	(27,467)	(17,227)
Total debt	2,002,908	1,757,773
Current portion of long-term debt	20,750	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,982,158	$1,740,273
Future annual principal payments of long-term debt as of September 30, 2022 are as follows:

Amount
Remainder of 2022	$5,188
2023	20,750
2024	20,750
2025	600,438
2026	419,313
Thereafter	963,936
Total	$2,030,375
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2022, the Company had restricted cash held by the Trustee of $46,706. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.
(8) Leases

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease ROU assets	Right of use asset, net	$348,246	$190,330
Finance lease assets	Property and equipment, net	418	222
Total lease assets		$348,664	$190,552

Liabilities
Current:
Operating	Other current liabilities	$37,470	$22,523
Noncurrent:
Operating	Lease liabilities, net of current portion	341,961	197,682
Financing	Other liabilities	441	230
Total lease liabilities		$379,872	$220,435

Weighted-average remaining lease term (years) - operating leases		8.3	8.7

Weighted-average discount rate - operating leases		4.6%	5.0%

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

During the three and nine months ended September 30, 2022 and 2021, the components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$14,677	$7,492	$41,411	$21,468
Variable lease cost	5,691	3,061	15,415	8,271
Total lease cost	$20,368	$10,553	$56,826	$29,739

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for lease liabilities	$14,172	$7,137	$40,405	$20,776
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding the Sunshine Acquisition	$6,073	$18,181	$29,234	$30,821
Preliminary Sunshine Acquisition operating lease ROU assets obtained in exchange for operating lease liabilities	$—	$—	$162,827	$—

As of September 30, 2022, maturities of lease liabilities were as follows:

Amount
Remainder of 2022	$14,444
2023	59,293
2024	59,949
2025	60,351
2026	57,306
Thereafter	214,002
Total lease payments	$465,345
Less: imputed interest	85,473
Present value of lease liabilities	$379,872

As of September 30, 2022, future operating lease payments exclude approximately $23,979 of legally binding minimum lease payments for leases signed but not yet commenced.
(9) Revenue recognition
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
The following table reflects the change in contract liabilities between December 31, 2021 and September 30, 2022:

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Contract liabilities
Balance at December 31, 2021	$61,779
Revenue recognized that was included in the contract liability at the beginning of the year	(25,996)
Other gain on settlement of preexisting contracts in connection with the Sunshine Acquisition	(2,059)
Deferred revenue acquired in the Sunshine Acquisition	16,973
Increase, excluding amounts acquired in the Sunshine Acquisition during the period	38,255
Balance at September 30, 2022	$88,952
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2022	$35,991
2023	21,683
2024	4,718
2025	3,781
2026	3,349
Thereafter	19,430
Total	$88,952
Equipment deposits received in advance of delivery as of September 30, 2022 and December 31, 2021 were $32,020 and $6,036, respectively, and are expected to be recognized as revenue in the next twelve months.
(10) Related Party Transactions
Activity with entities considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Franchise revenue	$749	$594	$2,374	$1,740
Equipment revenue	572	956	586	956
Total revenue from related parties	$1,321	$1,550	$2,960	$2,696
Additionally, the Company had deferred franchise agreement and area development agreement revenue from related parties of $134 and $164 as of September 30, 2022 and December 31, 2021, respectively.
The Company had payables to related parties pursuant to tax benefit arrangements of $82,075 and $84,595, as of September 30, 2022 and December 31, 2021, respectively (see Note 13).
The Company provides administrative services to the NAF and typically charges NAF a fee for providing these services. The services provided include accounting services, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $651 and $500 for the three months ended September 30, 2022 and 2021, respectively, and $1,955 and $1,498 for the nine months ended September 30, 2022 and 2021, respectively.
For the three months ended September 30, 2022 and 2021, the Company incurred approximately $71 and $29, respectively, and $246 and $29 for the nine months ended September 30, 2022 and 2021, respectively, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer and included within selling, general and administrative expense on the consolidated statements of operations.
In April 2021, the Company made an equity method investment in a franchisee. See Note 3.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(11) Stockholders’ Equity
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
During the nine months ended September 30, 2022, in connection with the Sunshine Acquisition, the Company issued 517,348 shares of Class A Common Stock and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock. See Note 4.
During the nine months ended September 30, 2022, certain existing holders of Holdings Units exercised their exchange rights and exchanged 548,175 Holdings Units for 548,175 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 548,175 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 548,175 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of September 30, 2022:
•Holders of our Class A common stock owned 83,414,606 shares of our Class A common stock, representing 93.1% of the voting power in the Company and, through the Company, 83,414,606 Holdings Units representing 93.1% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 6,145,722 Holdings Units, representing 6.9% of the economic interest in Pla-Fit Holdings, and 6,145,722 shares of our Class B common stock, representing 6.9% of the voting power in the Company.
During the three and nine months ended September 30, 2022 the Company reallocated amounts between non-controlling interest and additional paid in capital to appropriately reflect its economic interest in Pla-Fit Holdings.
Share repurchase program
2019 share repurchase program

On November 5, 2019, the Company’s board of directors approved a share repurchase program of up to $500,000. During the three and nine months ended September 30, 2022, the Company purchased 831,029 and 1,528,720 shares of Class A common stock for a total cost of $50,015 and $94,314, respectively. All purchased shares were retired. Subsequent to these repurchases, there is $105,686 remaining under the 2019 share repurchase program. The timing of purchases and amount of stock repurchased are subject to the Company’s discretion and dependent upon market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. Our ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaces the 2019 share repurchase program.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of September 30, 2022 and December 31, 2021.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(12) Earnings Per Share
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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$30,677	$18,632	$74,124	$39,838
Less: net income attributable to non-controlling interests	3,764	1,189	8,405	2,804
Net income attributable to Planet Fitness, Inc.	$26,913	$17,443	$65,719	$37,034
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,156,488	83,274,091	84,377,324	83,194,292
Effect of dilutive securities:
Stock options	338,981	550,778	357,315	559,634
Restricted stock units	50,854	54,573	62,050	53,939
Performance stock units	290	—	1,235	—
Weighted-average shares of Class A common stock outstanding - diluted	84,546,613	83,879,442	84,797,924	83,807,865
Earnings per share of Class A common stock - basic	$0.32	$0.21	$0.78	$0.45
Earnings per share of Class A common stock - diluted	$0.32	$0.21	$0.78	$0.44
Weighted average shares of Class B common stock of 6,145,722 and 3,324,505 for the three months ended September 30, 2022 and 2021, respectively, and 5,773,562 and 3,385,934 for the nine months ended September 30, 2022 and 2021, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 258,093 and 207,360 for the three months ended September 30, 2022 and 2021, respectively, and 243,507 and 154,221 for the nine months ended September 30, 2022 and 2021, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 705 and 116 for the three months ended September 30, 2022 and 2021, respectively, and 323 and 2 for the nine months ended September 30, 2022 and 2021, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average performance stock units outstanding of 1,058 and 0 for the three months ended September 30, 2022 and 2021, respectively, and 281 and 0 for the nine months ended September 30, 2022 and 2021, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(13) Income Taxes
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 33.8% and 25.8% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to remeasurement of deferred taxes, the impact of the sale of corporate-owned stores, state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 32.6% and 27.3% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to remeasurement of deferred taxes, state and local taxes, the recognition of tax expense from the remeasurement of the Company's net deferred tax assets, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $470,530 and $539,264 as of September 30, 2022 and December 31, 2021, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of our investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of September 30, 2022 and December 31, 2021, the total liability related to uncertain tax positions was $328 and $420, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2022 and 2021 were not material.
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
As of September 30, 2022 and December 31, 2021, the Company had a liability of $505,514 and $528,107, respectively, related to its projected obligations under the tax benefit arrangements. During the three and nine months ended September 30, 2022, the Company reduced its tax benefit arrangement liability and recognized a gain of $4,510 and $8,381, respectively, on the remeasurement of our tax benefit arrangements due to changes in our deferred state rate. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2022	$6,090
2023	36,275
2024	45,939
2025	55,878
2026	56,210
Thereafter	305,122
Total	$505,514
During the nine months ended September 30, 2022, 548,175 Holdings Units were exchanged for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, we recorded an increase to our net deferred tax assets of $1,355 during the nine months ended September 30, 2022. As a result of these exchanges, during the nine months ended September 30, 2022, we also recognized deferred tax assets in the amount of $16,170 as a result of the increase in tax basis. These exchanges were not made by TRA holders and did not result in an increase in the tax benefit arrangement liability. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(14) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 27, 2022, the Company and other defendants, including an officer of the Company who is a related party, received a final judgment after appeal to the joint and several judgment against them in a civil action brought by a former employee. As of September 30, 2022, the Company has estimated its obligation related to this matter to be approximately $3,414, which is included in other current liabilities on the condensed consolidated balance sheet. In connection with 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has therefore recorded an offsetting indemnification receivable of $3,414 in other receivables on the Company’s condensed consolidated balance sheet, for which it has determined to record a full reserve as a result of potential uncertainty around collectability. Due to the joint and several nature of the judgment, the Company has determined that the amount of estimated obligation recorded constitutes a related party transaction. The Company has incurred legal costs on behalf of the defendants in the case, which include a related party. These costs have not been and are not expected to be material in the future. Subsequent to September 30, 2022, the Company and other defendants, as applicable, paid the final judgment in full, of which the Company paid $3,414.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The Company analyzed the put option contract and estimates that the purchase price will approximate fair value of the acquired business. The transaction has not closed as of September 30, 2022 as the parties are in dispute over the final terms of the transaction and related matters, and an estimate cannot be made at this time regarding potential additional costs related to this matter.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(15) Segments
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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Franchise segment revenue - U.S.	$78,873	$74,105	$237,612	$209,851
Franchise segment revenue - International	1,873	1,278	5,761	2,442
Franchise segment total	80,746	75,383	243,373	212,293
Corporate-owned stores - U.S.	100,247	43,180	275,962	121,487
Corporate-owned stores - International	1,083	719	2,978	868
Corporate-owned stores total	101,330	43,899	278,940	122,355
Equipment segment - U.S.	60,952	34,973	124,781	68,248
Equipment segment - International	1,358	—	8,410	487
Equipment segment total	62,310	34,973	133,191	68,735
Total revenue	$244,386	$154,255	$655,504	$403,383
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $4,376 and $2,639 for the three months ended September 30, 2022 and 2021, respectively, and $10,102 and $5,130 for the nine months ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Segment EBITDA
Franchise	$53,475	$52,047	$167,910	$144,983
Corporate-owned stores	40,446	14,102	103,287	35,164
Equipment	15,803	7,917	34,638	15,355
Corporate and other	(10,458)	(12,594)	(41,059)	(33,844)
Total Segment EBITDA	$99,266	$61,472	$264,776	$161,658

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total Segment EBITDA	$99,266	$61,472	$264,776	$161,658
Less:
Depreciation and amortization	32,572	16,248	90,427	46,758
Other income	4,762	677	9,000	695
Equity losses of unconsolidated entities, net of tax	(2)	—	(334)	—
Income from operations	61,934	44,547	165,683	114,205
Interest income	1,561	233	2,244	645
Interest expense	(21,917)	(20,350)	(66,527)	(60,719)
Other income	4,762	677	9,000	695
Income before income taxes	$46,340	$25,107	$110,400	$54,826

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	September 30, 2022	December 31, 2021
Franchise	$167,068	$172,822
Corporate-owned stores	1,560,970	516,714
Equipment	216,245	193,983
Unallocated	901,973	1,132,464
Total consolidated assets	$2,846,256	$2,015,983
The table above includes $985 and $1,203 of long-lived assets located in the Company’s international corporate-owned stores as of September 30, 2022 and December 31, 2021, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2022	December 31, 2021
Franchise	$16,938	$16,938
Corporate-owned stores	590,603	118,965
Equipment	92,666	92,666
Consolidated goodwill	$700,207	$228,569

(16) Corporate-Owned and Franchisee-Owned Stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,091	2,064	2,142	2,021
New stores opened	25	24	89	67
Stores acquired from the Company	6	—	6	—
Stores debranded, sold, closed or consolidated(1)	—	(1)	(115)	(1)
Stores operated at end of period	2,122	2,087	2,122	2,087

Corporate-owned stores:
Stores operated at beginning of period	233	106	112	103
New stores opened	4	—	11	3
Stores sold to franchisees	(6)	—	(6)	—
Stores acquired from franchisees	—	—	114	—
Stores operated at end of period	231	106	231	106

Total stores:
Stores operated at beginning of period	2,324	2,170	2,254	2,124
New stores opened	29	24	100	70
Stores acquired, debranded, sold or consolidated(1)	—	(1)	(1)	(1)
Stores operated at end of period	2,353	2,193	2,353	2,193
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
As of September 30, 2022, we had more than 16.6 million members and 2,353 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,353 stores, 2,122 are franchised and 231 are corporate-owned. As of September 30, 2022, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2022 and September 30, 2021. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Franchise segment	$80,746	$75,383	$243,373	$212,293
Corporate-owned stores segment	101,330	43,899	278,940	122,355
Equipment segment	62,310	34,973	133,191	68,735
Total revenue	$244,386	$154,255	$655,504	$403,383

Segment EBITDA
Franchise	$53,475	$52,047	$167,910	$144,983
Corporate-owned stores	40,446	14,102	103,287	35,164
Equipment	15,803	7,917	34,638	15,355
Corporate and other	(10,458)	(12,594)	(41,059)	(33,844)
Total Segment EBITDA(1)	$99,266	$61,472	$264,776	$161,658

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2022
Income (loss) from operations	$51,442	$15,187	$14,543	$(19,238)	$61,934
Depreciation and amortization	1,852	25,350	1,260	4,110	32,572
Other (expense) income	181	(91)	—	4,672	4,762
Equity losses of unconsolidated entities, net of tax	—	—	—	(2)	(2)
Segment EBITDA(1)	$53,475	$40,446	$15,803	$(10,458)	$99,266

Three months ended September 30, 2021
Income (loss) from operations	$50,163	$5,137	$6,698	$(17,451)	$44,547
Depreciation and amortization	1,884	9,045	1,261	4,058	16,248
Other income (expense)	—	(80)	(42)	799	677
Segment EBITDA(1)	$52,047	$14,102	$7,917	$(12,594)	$61,472

Nine months ended September 30, 2022
Income (loss) from operations	$162,216	$34,828	$30,859	$(62,220)	$165,683
Depreciation and amortization	5,561	68,590	3,781	12,495	90,427
Other (expense) income	133	(131)	(2)	9,000	9,000
Equity losses of unconsolidated entities, net of tax	—	—	—	(334)	(334)
Segment EBITDA(1)	$167,910	$103,287	$34,638	$(41,059)	$264,776

Nine months ended September 30, 2021
Income (loss) from operations	$139,317	$8,244	$11,682	$(45,038)	$114,205
Depreciation and amortization	5,666	26,910	3,783	10,399	46,758
Other income (expense)	—	10	(110)	795	695
Segment EBITDA(1)	$144,983	$35,164	$15,355	$(33,844)	$161,658

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,091	2,064	2,142	2,021
New stores opened	25	24	89	67
Stores acquired from the Company	6	—	6	—
Stores debranded, sold, closed or consolidated(1)	—	(1)	(115)	(1)
Stores operated at end of period	2,122	2,087	2,122	2,087

Corporate-owned stores:
Stores operated at beginning of period	233	106	112	103
New stores opened	4	—	11	3
Stores sold to franchisees	(6)	—	(6)	—
Stores acquired from franchisees	—	—	114	—
Stores operated at end of period	231	106	231	106

Total stores:
Stores operated at beginning of period	2,324	2,170	2,254	2,124
New stores opened	29	24	100	70
Stores acquired, debranded, sold or consolidated(1)	—	(1)	(1)	(1)
Stores operated at end of period	2,353	2,193	2,353	2,193

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
As a result of the closure of all of our stores due to COVID-19 in March 2020, a majority of the stores remained temporarily closed for a portion of the nine months ended September 30, 2020. Because less than 50% of our stores in the same store sales base had membership billings in all of the months included in the nine months ending September 30, 2020, we are not able to provide same store sales comparisons for the prior year nine month period.
The following table shows our same store sales for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Same store sales data
Same store sales growth:
Franchisee-owned stores	8.1%	7.4%	14.5%	NC
Corporate-owned stores	9.7%	3.1%	16.3%	NC
Total stores	8.2%	7.2%	14.6%	NC
Number of stores in same store sales base:
Franchisee-owned stores	1,962	1,534	1,962
Corporate-owned stores	100	54	100
Total stores	2,180	1,588	2,180

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month in the US and Canada. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $968 million and $870 million, during the three months ended September 30, 2022 and 2021, respectively, and $2,948 and $2,503 million during the nine months ended September 30, 2022 and 2021, respectively.

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
We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our board of directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, stock offering-related costs, acquisition transaction costs, and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period.
A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(in thousands)
Net income	$30,677	$18,632	$74,124	$39,838
Interest income	(1,561)	(233)	(2,244)	(645)
Interest expense(1)	21,917	20,350	66,527	60,719
Provision for income taxes	15,661	6,475	35,942	14,988
Depreciation and amortization	32,572	16,248	90,427	46,758
EBITDA	$99,266	$61,472	$264,776	$161,658
Purchase accounting adjustments-revenue(2)	84	72	213	269
Purchase accounting adjustments-rent(3)	109	110	328	324
Loss on reacquired franchise rights(4)	—	—	1,160	—
Gain on settlement of preexisting contract with acquiree(5)	—	—	(2,059)	—
Transaction fees and acquisition-related costs(6)	396	—	5,344	—
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	273	—	(1,572)	—
Dividend income on held-to-maturity investments(8)	(477)	—	(1,391)	—
Insurance Recovery(9)	(174)	—	(174)	(2,500)
Legal matters(10)	238	—	1,189	—
Tax benefit arrangement remeasurement(11)	(4,510)	—	(8,381)	(348)
Gain on sale of corporate-owned stores(12)	(1,324)	—	(1,324)	—
Other(13)	21	55	1,621	743
Adjusted EBITDA(14)	$93,902	$61,709	$259,730	$160,146
(1)Includes a $1,583 loss on extinguishment of debt in the nine months ended September 30, 2022.
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
(3)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $45, $44, $135 and $127 in the three and nine months ended September 30, 2022 and 2021, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $65, $64, $194, and $197 in the three and nine months ended September 30, 2022 and 2021, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(9)Represents insurance recoveries, which in 2021 included a recovery of previously recognized expenses related to the settlement of legal claims.
(10)In the three and nine months ended September 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter. In the three and nine months ended September 30, 2021, the amounts represent an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(11)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(12)Represents a gain on the sale of corporate-owned stores.
(13)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(14)Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for all prior periods presented has been restated to the current period computation methodology.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$30,677	$18,632	$74,124	$39,838
Provision for income taxes, as reported	15,661	6,475	35,942	14,988
Purchase accounting adjustments-revenue(1)	84	72	213	269
Purchase accounting adjustments-rent(2)	109	110	328	324
Loss on reacquired franchise rights(3)	—	—	1,160	—
Gain on settlement of preexisting contract with acquiree(4)	—	—	(2,059)	—
Transaction fees and acquisition-related costs(5)	396	—	5,344	—
Loss on extinguishment of debt(6)	—	—	1,583	—
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	273	—	(1,572)	—
Dividend income on held-to-maturity investments(8)	(477)	—	(1,391)	—
Insurance Recovery(9)	(174)	—	(174)	(2,500)
Legal matters(10)	238	—	1,189	—
Tax benefit arrangement remeasurement(11)	(4,510)	—	(8,381)	(348)
Gain on sale of corporate-owned stores(12)	(1,324)	—	(1,324)	—
Other(13)	21	55	1,621	743
Purchase accounting amortization(14)	10,611	4,159	29,644	12,477
Adjusted income before income taxes	$51,585	$29,503	$136,247	$65,791
Adjusted income tax expense(15)	13,361	7,848	35,288	17,500
Adjusted net income(16)	$38,224	$21,655	$100,959	$48,291

Adjusted net income per share, diluted	$0.42	$0.25	$1.11	$0.55

Adjusted weighted-average shares outstanding(17)	90,692	87,204	90,571	87,194
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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $45, $44, $135 and $127 in the three and nine months ended September 30, 2022 and 2021, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $65, $64, $194, and $197 in the three and nine months ended September 30, 2022 and 2021, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(6)Represents a loss on extinguishment of debt in the nine months ended September 30, 2022.
(7)Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents insurance recoveries, which in 2021 included a recovery of previously recognized expenses related to the settlement of legal claims.
(10)In the three and nine months ended September 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter. In the three and nine months ended September 30, 2021, the amounts represent an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(11)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(12)Represents a gain on the sale of corporate-owned stores.
(13)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(14)Includes $3,096, $3,096, $9,288 and $9,288 of amortization of intangible assets, for the three and nine months ended September 30, 2022 and 2021, recorded in connection with the 2012 Acquisition, and $7,515, $1,063, $20,357 and $3,189 of amortization of intangible assets for the three and nine months ended September 30, 2022 and 2021, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(15)Represents corporate income taxes at an assumed blended tax rate of 25.9% for the three and nine months ended September 30, 2022 and 26.6% for the three and nine months ended September 30, 2021, applied to adjusted income before income taxes.
(16)Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for all prior periods presented has been restated to the current period computation methodology.
(17)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$26,913	84,547	$0.32	$17,443	83,879	$0.21
Assumed exchange of shares(2)	3,764	6,145		1,189	3,325
Net income	30,677			18,632
Adjustments to arrive at adjusted income before income taxes(3)	20,908			10,871
Adjusted income before income taxes	51,585			29,503
Adjusted income tax expense(4)	13,361			7,848
Adjusted net income	$38,224	90,692	$0.42	$21,655	87,204	$0.25
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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% and 26.6% for the three months ended September 30, 2022 and 2021, respectively, applied to adjusted income before income taxes.

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$65,719	84,798	$0.78	$37,034	83,808	$0.44
Assumed exchange of shares(2)	8,405	5,773		2,804	3,386
Net income	74,124			39,838
Adjustments to arrive at adjusted income before income taxes(3)	62,123			25,953
Adjusted income before income taxes	136,247			65,791
Adjusted income tax expense(4)	35,288			17,500
Adjusted net income	$100,959	90,571	$1.11	$48,291	87,194	$0.55

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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% and 26.6% for the nine months ended September 30, 2022 and 2021, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Franchise revenue	27.0%	39.9%	30.4%	43.0%
Commission income	0.1%	—%	0.1%	0.1%
National advertising fund revenue	5.9%	8.9%	6.5%	9.5%
Franchise segment	33.0%	48.8%	37.0%	52.6%
Corporate-owned stores	41.5%	28.5%	42.7%	30.4%
Equipment	25.5%	22.7%	20.3%	17.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	19.9%	17.6%	15.8%	13.3%
Store operations	23.7%	18.0%	24.7%	20.3%
Selling, general and administrative	11.1%	14.9%	13.1%	16.7%
National advertising fund expense	7.0%	10.1%	7.7%	10.4%
Depreciation and amortization	13.3%	10.5%	13.8%	11.6%
Other (gains) losses, net	(0.3)%	—%	(0.4)%	(0.6)%
Total operating costs and expenses	74.7%	71.1%	74.7%	71.7%
Income from operations	25.3%	28.9%	25.3%	28.3%
Other income (expense), net:
Interest income	0.6%	0.2%	0.3%	0.2%
Interest expense	(9.0)%	(13.2)%	(10.1)%	(15.1)%
Other income (expense)	1.9%	0.4%	1.4%	0.2%
Total other expense, net	(6.5)%	(12.6)%	(8.4)%	(14.7)%
Income before income taxes	18.8%	16.3%	16.9%	13.6%
Equity earnings (losses) of unconsolidated entities, net of tax	—%	—%	(0.1)%	—%
Provision for income taxes	6.4%	4.2%	5.5%	3.7%
Net income	12.4%	12.1%	11.4%	9.9%
Less net income attributable to non-controlling interests	1.5%	0.8%	1.3%	0.7%
Net income attributable to Planet Fitness, Inc.	10.9%	11.3%	10.1%	9.2%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(in thousands)
Revenue:
Franchise revenue	$65,975	$61,481	$199,506	$173,419
Commission income	193	39	737	381
National advertising fund revenue	14,578	13,863	43,130	38,493
Franchise segment	80,746	75,383	243,373	212,293
Corporate-owned stores	101,330	43,899	278,940	122,355
Equipment	62,310	34,973	133,191	68,735
Total revenue	244,386	154,255	655,504	403,383
Operating costs and expenses:
Cost of revenue	48,531	27,097	103,436	53,579
Store operations	57,892	27,751	161,789	82,088
Selling, general and administrative	27,148	22,969	86,176	67,248
National advertising fund expense	17,009	15,586	50,445	41,868
Depreciation and amortization	32,572	16,248	90,427	46,758
Other (gains) losses, net	(700)	57	(2,452)	(2,363)
Total operating costs and expenses	182,452	109,708	489,821	289,178
Income from operations	61,934	44,547	165,683	114,205
Other income (expense), net:
Interest income	1,561	233	2,244	645
Interest expense	(21,917)	(20,350)	(66,527)	(60,719)
Other income	4,762	677	9,000	695
Total other expense, net	(15,594)	(19,440)	(55,283)	(59,379)
Income before income taxes	46,340	25,107	110,400	54,826
Equity earnings (losses) of unconsolidated entities, net of tax	(2)	—	(334)	—
Provision for income taxes	15,661	6,475	35,942	14,988
Net income	30,677	18,632	74,124	39,838
Less net income attributable to non-controlling interests	3,764	1,189	8,405	2,804
Net income attributable to Planet Fitness, Inc.	$26,913	$17,443	$65,719	$37,034
Comparison of the three months ended September 30, 2022 and three months ended September 30, 2021
Revenue
Total revenues were $244.4 million in the three months ended September 30, 2022, compared to $154.3 million in the three months ended September 30, 2021, an increase of $90.1 million, or 58.4%.
Franchise segment revenue was $80.7 million in the three months ended September 30, 2022, compared to $75.4 million in the three months ended September 30, 2021, an increase of $5.4 million, or 7.1%.
Franchise revenue was $66.0 million in the three months ended September 30, 2022 compared to $61.5 million in the three months ended September 30, 2021, an increase of $4.5 million or 7.3%. Included in franchise revenue is royalty revenue of $55.9 million, franchise and other fees of $5.7 million, and placement revenue of $4.4 million for the three months ended September 30, 2022, compared to royalty revenue of $53.1 million, franchise and other fees of $5.7 million, and placement revenue of $2.6 million for the three months ended September 30, 2021. Of the $2.8 million increase in royalty revenue, $3.7 million was attributable to a same store sales increase of 8.1% in franchisee-owned stores and $1.7 million was attributable to new stores opened since July 1, 2021. Partially offsetting the royalty revenue increases was a decrease of approximately $2.6 million primarily as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores. The $1.7 million increase in placement revenue was driven by higher replacement equipment placements in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

National advertising fund revenue was $14.6 million in the three months ended September 30, 2022, compared to $13.9 million in the three months ended September 30, 2021. The $0.7 million increase in national advertising fund revenue was primarily due to higher same store sales.
Revenue from our corporate-owned stores segment was $101.3 million in the three months ended September 30, 2022, compared to $43.9 million in the three months ended September 30, 2021, an increase of $57.4 million, or 130.8%. Of the increase, $50.4 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition, $3.5 million was from the corporate-owned store same store sales increase of 9.7%, $3.4 million was from new stores opened or acquired since July 1, 2021.
Equipment segment revenue was $62.3 million in the three months ended September 30, 2022, compared to $35.0 million in the three months ended September 30, 2021, an increase of $27.3 million, or 78.2%. The increase was driven by $27.7 million of higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. In both the three months ended September 30, 2022 and September 30, 2021, we had equipment sales to 28 new franchisee-owned stores.
Cost of revenue
Cost of revenue was $48.5 million in the three months ended September 30, 2022 compared to $27.1 million in the three months ended September 30, 2021, an increase of $21.4 million, or 79.1%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $57.9 million in the three months ended September 30, 2022 compared to $27.8 million in the three months ended September 30, 2021, an increase of $30.1 million, or 108.6%. Of the increase, $25.1 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition, and $3.0 million from new stores opened or acquired since July 1, 2021.
Selling, general and administrative
Selling, general and administrative expenses were $27.1 million in the three months ended September 30, 2022 compared to $23.0 million in the three months ended September 30, 2021, an increase of $4.2 million, or 18.2%. The $4.2 million increase was primarily driven by $2.2 million of higher expense from the Sunshine Acquisition, $1.0 million as related to the franchisee conference and $0.9 million of higher travel expense during the three months ended September 30, 2022 compared to the prior year quarter.
National advertising fund expense
National advertising fund expense was $17.0 million in the three months ended September 30, 2022 compared to $15.6 million in the three months ended September 30, 2021, due to higher advertising and marketing expenditures in 2022 as compared to 2021.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $32.6 million in the three months ended September 30, 2022 compared to $16.2 million in the three months ended September 30, 2021, an increase of $16.3 million, or 100.5%. Of the increase, $14.7 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition.
Other (gains) losses, net
Other (gains) losses, net was a gain of $0.7 million in the three months ended September 30, 2022 compared to a gain of $0.1 million in the three months ended September 30, 2021. In the three months ended September 30, 2022, other (gains) losses, net included a $1.3 million gain on the sale of corporate-owned stores.
Interest income
Interest income was $1.6 million in the three months ended September 30, 2022, compared to $0.2 million in the three months ended September 30, 2021, primarily as a result of higher interest rates in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $21.9 million in the three months ended September 30, 2022 and $20.4 million in the three months ended September 30, 2021. The increase in interest expense is due to higher interest expense from the increased principal balance as a result of the debt refinancing completed on February 10, 2022.
Other income
Other income was $4.8 million in the three months ended September 30, 2022 compared to income of $0.7 million in the three months ended September 30, 2021. In the three months ended September 30, 2022, other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Provision for income taxes was $15.7 million in the three months ended September 30, 2022, compared to $6.5 million in the three months ended September 30, 2021, an increase of $9.2 million. Of the increase in the provision for income taxes, $4.3 million was as a result of a remeasurement of our deferred tax assets due to changes in our effective tax rate, $1.8 million was due to the sale of corporate-owned stores, and the remainder was primarily attributable to higher income before income taxes in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Segment results
Franchise
Segment EBITDA for the franchise segment was $53.5 million in the three months ended September 30, 2022 compared to $52.0 million in the three months ended September 30, 2021, an increase of $1.4 million. The franchise segment EBITDA increase in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to the franchise revenue increases as described above partially offset by higher NAF expenses of $1.4 million, higher franchise segment selling general and administrative expense of $1.4 million, and higher equipment placement expense of $1.1 million in the three months ended September 30, 2022. Depreciation and amortization was $1.9 million for both the three months ended September 30, 2022 and 2021.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $40.4 million in the three months ended September 30, 2022 compared to $14.1 million in the three months ended September 30, 2021, an increase of $26.3 million. Of the increase, $24.9 million was attributable to the corporate-owned stores acquired in the Sunshine Acquisition, $2.6 million was attributable to the same store sales increase of 9.7%, and $1.3 million was attributable to the gain on sale of corporate-owned stores. Partially offsetting these increases was higher selling general and administrative expense of $2.2 million, primarily as a result of the Sunshine Acquisition. Depreciation and amortization was $25.4 million and $9.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase in depreciation and amortization was primarily attributable to the Sunshine Acquisition, and the opening of new stores since July 1, 2021.
Equipment
Segment EBITDA for the equipment segment was $15.8 million in the three months ended September 30, 2022 compared to $7.9 million in the three months ended September 30, 2021, an increase of $7.9 million. The increase was primarily driven by higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as described above. Depreciation and amortization was $1.3 million for both the three months ended September 30, 2022 and 2021.
Comparison of the nine months ended September 30, 2022 and nine months ended September 30, 2021
Revenue
Total revenues were $655.5 million in the nine months ended September 30, 2022, compared to $403.4 million in the nine months ended September 30, 2021, an increase of $252.1 million, or 62.5%.
Franchise segment revenue was $243.4 million in the nine months ended September 30, 2022, compared to $212.3 million in the nine months ended September 30, 2021, an increase of $31.1 million, or 14.6%.
Franchise revenue was $199.5 million in the nine months ended September 30, 2022 compared to $173.4 million in the nine months ended September 30, 2021, an increase of $26.1 million or 15.0%. Included in franchise revenue is royalty revenue of $171.1 million, franchise and other fees of $18.3 million, and placement revenue of $10.1 million for the nine months ended September 30, 2022, compared to royalty revenue of $152.2 million, franchise and other fees of $16.0 million, and placement revenue of $5.1 million for the nine months ended September 30, 2021. Of the $18.9 million increase in royalty revenue, $15.3 million was attributable to a same store sales increase of 14.5% in franchisee-owned stores, $8.1 million was attributable to new stores opened since January 1, 2021 or stores that were not open for all of the prior year period due to COVID-related temporary closures, and $2.1 million was from higher royalties on annual fees. Partially offsetting the royalty revenue increases was a decrease of approximately $6.8 million primarily as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores. The $5.0 million increase in placement revenue was primarily driven by higher new and replacement equipment placements and the $2.2 million increase in franchise and other fees was primarily attributable to higher online join fees.
Commission income, which is included in our franchise segment, was $0.7 million in the nine months ended September 30, 2022 compared to $0.4 million in the nine months ended September 30, 2021.
National advertising fund revenue was $43.1 million in the nine months ended September 30, 2022, compared to $38.5 million in the nine months ended September 30, 2021. The increase in national advertising fund revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to higher same store sales, new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures.
Revenue from our corporate-owned stores segment was $278.9 million in the nine months ended September 30, 2022, compared to $122.4 million in the nine months ended September 30, 2021, an increase of $156.6 million, or 128.0%. Of the increase, $128.5 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition, $15.6 million was from the corporate-owned store same store sales increase of 16.3%, and $12.5 million was from new stores opened or acquired since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures.
Equipment segment revenue was $133.2 million in the nine months ended September 30, 2022, compared to $68.7 million in the nine months ended September 30, 2021, an increase of $64.5 million, or 93.8%. Of the increase, $49.0 million was driven by higher equipment sales to existing franchisee-owned stores and $15.5 million was attributable to higher equipment sales to new franchisee-owned stores in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we had equipment sales to 87 new franchisee-owned stores compared to 65 in the prior year period.
Cost of revenue
Cost of revenue was $103.4 million in the nine months ended September 30, 2022 compared to $53.6 million in the nine months ended September 30, 2021, an increase of $49.9 million, or 93.1%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $161.8 million in the nine months ended September 30, 2022 compared to $82.1 million in the nine months ended September 30, 2021, an increase of $79.7 million, or 97.1%. Of the increase, $63.8 million was attributable to the stores acquired in the Sunshine Acquisition, $9.3 million from new stores opened or acquired since January 1, 2021 and $6.6 million from mature stores as a result of higher rent, occupancy, payroll and prior year COVID related temporary closures.
Selling, general and administrative
Selling, general and administrative expenses were $86.2 million in the nine months ended September 30, 2022 compared to $67.2 million in the nine months ended September 30, 2021, an increase of $18.9 million, or 28.1%. Of the $18.9 million increase, $7.2 million was attributable to higher selling general and administrative expense from the Sunshine Acquisition, $4.4 million related to transaction costs incurred in connection with the Sunshine Acquisition, $2.5 million due to higher compensation expense, $3.1 million of higher legal and consulting fees, $2.4 million of higher travel expense and $1.0 million of insurance expense during the nine months ended September 30, 2022 compared to the prior year quarter. Partially offsetting these increases was $2.7 million of higher spend in the prior year period to support reopening efforts as a result of COVID-19.
National advertising fund expense
National advertising fund expense was $50.4 million in the nine months ended September 30, 2022 compared to $41.9 million in the nine months ended September 30, 2021, due to higher advertising and marketing expenditures in 2022 as compared to 2021.

Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $90.4 million in the nine months ended September 30, 2022 compared to $46.8 million in the nine months ended September 30, 2021, an increase of $43.7 million, or 93.4%. Of the increase, $39.2 million was attributable to the stores acquired in the Sunshine Acquisition and $2.1 million was due to depreciation of newly added information system assets.
Other (gains) losses, net
Other (gains) losses, net was a gain of $2.5 million in the nine months ended September 30, 2022 compared to a gain of $2.4 million in the nine months ended September 30, 2021. In the nine months ended September 30, 2022, the $2.5 million gain includes a $1.3 million gain on the sale of corporate-owned stores and a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, partially offset by the $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition and a $1.2 million reserve against an indemnification receivable related to a legal matter. In the nine months ended September 30, 2021, the amount primarily consisted of a $2.5 million gain from a probable insurance recovery related to the settlement of legal claims.
Interest income
Interest income was $2.2 million in the nine months ended September 30, 2022 compared to $0.6 million in the nine months ended September 30, 2021, primarily as a result of higher interest rates in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $66.5 million in the nine months ended September 30, 2022 compared to $60.7 million in the nine months ended September 30, 2021. The increase in interest expense is due to higher interest expense from the increased principal balance and a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs, both as a result of the debt refinancing completed on February 10, 2022.
Other income
Other income was $9.0 million in the nine months ended September 30, 2022 and $0.7 million in the nine months ended September 30, 2021. Other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our deferred tax rate in the nine months ended September 30, 2022.
Provision for income taxes
The provision for income taxes was $35.9 million in the nine months ended September 30, 2022, compared to $15.0 million in the nine months ended September 30, 2021. Of the increase in the provision for income taxes, $8.7 million was the result of a remeasurement of our deferred tax assets due to changes in our deferred tax rate, $1.8 million was due to the sale of corporate-owned stores, and the remainder was primarily attributable to higher income before income taxes in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Segment results
Franchise
Segment EBITDA for the franchise segment was $167.9 million in the nine months ended September 30, 2022 compared to $145.0 million in the nine months ended September 30, 2021, an increase of $22.9 million, or 15.8%. The franchise segment EBITDA increase in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the $31.1 million of higher franchise segment revenue as described above and $3.9 million of lower franchise segment marketing expense related to COVID-related reopening advertising in the prior year period, partially offset by higher NAF expenses of $8.6 million and $2.4 million of higher equipment placement expenses. Depreciation and amortization was $5.6 million and $5.7 million in the nine months ended September 30, 2022 and 2021, respectively.

Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $103.3 million in the nine months ended September 30, 2022 compared to $35.2 million in the nine months ended September 30, 2021, an increase of $68.1 million, or 193.7%. Of the increase, $56.2 million was attributable to corporate-owned stores acquired in the Sunshine Acquisition, $10.4 million was attributable to the same store sales increase of 16.3%, $3.2 million was due to prior year COVID-related temporary closures and $1.3 million was attributable to a gain on the sale of corporate-owned stores. Partially offsetting the gains was $2.0 million from new stores opened or acquired since January 1, 2021. Depreciation and amortization was $68.6 million and $26.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in depreciation and amortization was primarily attributable the Sunshine Acquisition.
Equipment
Segment EBITDA for the equipment segment was $34.6 million in the nine months ended September 30, 2022 compared to $15.4 million in the nine months ended September 30, 2021, an increase of $19.3 million, or 125.6%, driven by higher equipment sales to new and existing franchisee-owned stores in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Depreciation and amortization was $3.8 million for both the nine months ended September 30, 2022 and 2021.
Liquidity and capital resources
As of September 30, 2022, we had $404.5 million of cash and cash equivalents.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe the available cash balance, the cash generated from our operations, and amounts available under our 2022 Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. We believe that we will be able to meet these obligations even if we experience impacts to sales and profits as a result of the COVID-19 pandemic. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including potential future impacts related to the COVID-19 pandemic.
The following table presents summary cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$190,426	$149,490
Investing activities	(469,198)	(66,772)
Financing activities	142,737	(13,025)
Effect of foreign exchange rates on cash	(729)	(19)
Net decrease in cash	$(136,764)	$69,674
Operating activities
For the nine months ended September 30, 2022, net cash provided by operating activities was $190.4 million compared to $149.5 million in the nine months ended September 30, 2021, an increase of $40.9 million. Of the increase, $92.2 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, partially offset by $51.3 million due to unfavorable changes in working capital primarily from payments made under tax benefit arrangements, a larger decrease in accounts payable and accrued expenses as a result of the Sunshine Acquisition, higher other assets, and a larger increase in accounts receivable as a result of higher equipment sales volume, partially offset by a larger increase in equipment deposits and deferred revenue in the current year period.

Investing activities
For the nine months ended September 30, 2022, net cash used in investing activities was $469.2 million compared to $66.8 million in the nine months ended September 30, 2021, an increase of $402.4 million. The primary drivers for the increase in cash used in investing activities was $424.9 million of net cash used for the Sunshine Acquisition in the nine months ended September 30, 2022, and $33.3 million of higher capital expenditures in the current year period as shown in the table below, partially offset by $20.8 million of cash received on the sale of corporate-owned stores and $35.0 million of cash used for investments in the prior year period.

	Nine months ended September 30,
(in thousands)	2022	2021
New corporate-owned stores and corporate-owned stores not yet opened	$29,661	$8,825
Existing corporate-owned stores	23,587	12,350
Information systems	11,890	10,445
Corporate and all other	—	171
Total capital expenditures	$65,138	$31,791

Financing activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $142.7 million compared to net cash used in financing activities of $13.0 million in the nine months ended September 30, 2021. The primary drivers of the net cash provided by financing activities in the nine months ended September 30, 2022, was $239.4 million of net cash provided from long-term debt, consisting of $975 million of borrowings, $719.6 million of principal payments and $16.2 million of deferred financing costs incurred, in addition to share repurchases of $94.3 million.
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
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of September 30, 2022 due to repayment in full on May 9, 2022 using cash on hand.
Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2021. The Company was in compliance with its debt covenants as of September 30, 2022. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of September 30, 2022, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $6.1 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of September 30, 2022 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar and Mexican peso, which are the functional currencies of our Canadian entities and Mexican entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2022, a 10% increase or decrease in the exchange rate of the U.S. and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three and nine months ended September 30, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/22 - 07/31/22	—	—	—	155,700,859
08/01/22 - 08/31/22	—	—	—	155,700,859
09/01/22 - 09/30/22	831,029	60.17	831,029	105,686,343
Total	831,029	$60.17	831,029

(1)On November 5, 2019, our board of directors approved a share repurchase program of $500,000,000. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may reinstate or terminate the program at any time. On November 4, 2022, subsequent to quarter end, our board of directors approved a share repurchase program of up to $500,000,000 which replaces the plan from November 5, 2019.

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1	Employment agreement with Jennifer Simmons					X

10.2	Employment agreement with Bill Bode					X

10.3	Separation agreement with Jeremy Tucker					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
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

Planet Fitness, Inc.
(Registrant)

Date: November 9, 2022	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)