Form 10-K
period 2022-12-31
Planet Fitness, Inc.
filed 2023-03-01
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2022 was approximately $5.7 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 24, 2023, was 84,857,051 shares and 4,586,140 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be held May 1, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who do not belong to a gym, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’s community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
In 2022, we recorded revenues of $936.8 million and system-wide sales of $3.9 billion (which we define as monthly dues and annual fees billed by us and our franchisees). We ended the year with approximately 17.0 million members and 2,410 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. System-wide sales for 2022 include $3.5 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $395.1 million attributable to our corporate-owned stores. Of our 2,410 stores, 2,176 are franchised and 234 are corporate-owned. Under signed area development agreements (“ADAs”) as of December 31, 2022, our franchisees have committed to open more than 1,000 additional stores.
In 2022, our corporate-owned stores had a segment EBITDA margin of 37.5% and had average unit volumes (“AUVs”) of approximately $1.8 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 42.0%, or approximately 34.8% after applying the current 7% royalty rate. Based on franchisee business reviews and management estimates since the onset of the COVID-19 pandemic, we believe that, on average, franchisee stores achieve four-wall EBITDA margins in line with, or higher than these corporate-owned store four-wall EBITDA margins. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Our growth is reflected in:

•2,410 stores as of December 31, 2022, compared to 1,742 as of December 31, 2018, reflecting a compound annual growth rate (“CAGR”) of 8.5%;
•17.0 million members as of December 31, 2022, compared to 12.5 million as of December 31, 2018, reflecting a CAGR of 8.0%;
•53 consecutive quarters of system-wide same store sales growth through the first quarter of 2020, six consecutive quarters of system-wide same store sales growth beginning in the third quarter of 2021 through the fourth quarter of 2022 (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months);

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
•Exceptional value for members: In the U.S., for only $10 per month, our standard membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $24.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more.
Our competitive strengths
We attribute our success to the following strengths:
•Market leader with differentiated member experience, nationally recognized brand and scale advantage. We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand.
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
•Nationally recognized brand. We have developed a highly relatable and recognizable brand focused on providing our members with a judgement free environment. We do so through fun and memorable marketing campaigns and in-store signage. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have updated tri-annually.
•Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers and the ability to attract high-quality franchisee partners. In addition, we estimate that our large U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees spend 7% of their monthly membership dues on local advertising, enabled us and our franchisees to spend over $275 million in 2022.
•Exceptional value proposition that appeals to a broad member demographic. Our low monthly membership dues combined with our non-intimidating and welcoming environment, enable us to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is approximately 50% female and our members come from both high- and low-income households. Approximately 20% of our stores are located in areas that the US government deems “low income,” providing access to improve health and wellness in underserved communities. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies.

•Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our strategy to be predominantly franchisee-owned enables us to scale more rapidly than a predominantly company-owned strategy. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital into the brand, with over 90% of our new stores in 2022 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.
•Predictable and recurring revenue streams with high cash flow conversion. While 2020 brought an unprecedented disruption to the general economy, our industry and our business, when operating in a normal business environment, our model provides us with predictable and recurring revenue streams. In 2022, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, vendor commissions, monthly dues and annual fees. Our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment approximately every five to seven years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs.
Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•Continue to grow our store base across a broad range of domestic and international markets. We have meaningfully grown our store count over the last five years, expanding from 1,742 stores as of December 31, 2018 to 2,410 stores as of December 31, 2022. As of December 31, 2022, our franchisees have contractual obligations to open more than 1,000 additional stores, including more than 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying market characteristics, we believe that our high level of brand awareness and low per capita penetration creates a significant opportunity to open new Planet Fitness stores both in the U.S. and internationally. Based on our internal and third-party analysis, we believe we have the potential to grow our store base to over 4,000 stores in the U.S. alone.
◦Drive revenue growth and system-wide same store sales. We have a significant history of positive system-wide same store sales growth, reaching 53 consecutive quarters through the first quarter of 2020, prior to the impact of the COVID-19 pandemic, and six consecutive quarters of system-wide same store sales growth beginning in the third quarter of 2021 through the fourth quarter of 2022. We expect to achieve system-wide same store sales growth primarily by:
•Attracting new members to existing Planet Fitness stores. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our affordability and appeal to first-time and occasional gym users. Over the years, we have seen our membership penetration rates of each successive generation increase compared to the previous generations. We continue to evolve our offerings and enhance the PE@PF Program, our proprietary small group training program to appeal to our target member base. In addition to our in store experience, we also provide more than 500 workouts to both existing members and prospects via the free Planet Fitness mobile application, featuring differentiated content geared toward engaging with our community outside of our four walls and providing more ways to connect to our target audience – first time and casual gym users.
•Increasing mix of PF Black Card memberships by enhancing value and member experience. We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members’ standard memberships to our premium PF Black Card membership. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through the ability to use any Planet Fitness location, free guest privileges, access premium content on the Planet Fitness mobile app and additional in-store amenities, such as tanning equipment, hydro-massage beds, and affinity partnerships for discounts and promotions. Our PF Black Card members as a percentage of total membership has increased from 60% as of December 31, 2018 to 62.5% as of December 31, 2022, and our average monthly dues per member have increased from $16.52 to $18.01 over the same period.
•Increase brand investment to drive awareness and growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increased membership in new and existing stores and continue to attract high-quality franchisee partners. As of December 31, 2022, our agency structure consists of one national and two local agencies allowing for integration and coordination of National Advertising Fund (“NAF”) and local advertising spending. Under our current franchise agreement, franchisees are required to contribute 2% of their monthly membership dues and beginning in January 2023 annual fees to our NAF and Canadian advertising fund. We spent $72.3 million in 2022 to support our national marketing campaigns, our social media platforms and the development of local advertising materials, of which $6.2 million was from our corporate-owned stores and included in store operations expense on our consolidated statements of operations. Under our current franchise agreement, franchisees as well as our corporate-owned stores are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.
•Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement stipulates a monthly royalty rate of 7% of monthly dues and annual membership fees, as of December 31, 2022, only 47% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2022, our average royalty rate was 6.5% compared to 5.6% in 2018.
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
Our industry
Due to our unique positioning to a broader demographic, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry. We view our addressable market as approximately 250 million people, representing the U.S. population over 14 years of age. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market. Both our standard and PF Black Card memberships are priced significantly below the 2021 industry average of $58 per month, the latest available estimate from our industry’s trade association, the International Health, Racquet & Sportsclub Association’s (“IHRSA”).
According to IHRSA, from the start of the COVID-19 pandemic in March 2020 through January 1, 2022, 25% of all fitness facilities permanently closed across the United States as a result of the COVID-19 pandemic. Over the same period of time, Planet Fitness permanently closed none of its franchisee-owned or corporate-owned stores as a result of the COVID-19 pandemic.
Membership
We make it simple for members to join, whether online, through our mobile application or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•monthly membership dues of only $10 for our standard membership, or approximately $24.99 for PF Black Card members;
•current standard annual fees of approximately $49; and
•enrollment fees of approximately $0 to $59.
Belonging to a Planet Fitness store has perks whether members select the standard membership or the premium PF Black Card membership. Every member can take advantage of specials and discount offers from third-party retail partners and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and discount offers from third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.
As of December 31, 2022, we had approximately 17.0 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 85% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees.

Our stores
We had 2,410 stores system-wide as of December 31, 2022, of which 2,176 were franchised and 234 were corporate-owned, located in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location.

Franchisee-owned store count by location

Corporate-owned Clubs	
Canada	2
Ontario	2
United States	232
Alabama	5
California	8
Delaware	5
Florida	54
Georgia	20
Maine	4
Massachusetts	4
New Hampshire	18
New Jersey	15
New York	34
North Carolina	14
Pennsylvania	20
South Carolina	30
Vermont	1
Total	**234**

AK 6
BC 11
AB 9
SK 3
MB 4
ON 31
NB 2
NL 1
ME 7
WA 42
MT 5
ND 4
MN 29
OR 24
ID 7
SD 3
WI 38
VT 4
NH 2
NY 101
MA 78
MI 87
CT 35
RI 17
WY 4
IA 19
PA 103
NJ 60
NE 15
NV 22
IL 94
IN 59
OH 104
DC 3
MD 47
DE 5
UT 13
CO 34
WV 11
VA 54
CA 180
KS 17
MO 36
KY 36
NC 65
TN 51
OK 23
AZ 52
NM 19
AR 21
SC 12
MS 21
AL 33
GA 65
TX 167
LA 33
HI 4
FL 98
Queensland 5
New South Wales 8
Mexico 14
Puerto Rico 13
Panama 6

Store model
Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchisee-owned stores. Based on franchisee business reviews and management estimates, we believe that, on average, franchisee stores achieve four-wall EBITDA margins in line with, or higher than these corporate-owned store four-wall EBITDA margins. The stores included in these business reviews represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores.
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
Leases
We lease our corporate headquarters, our corporate-owned store headquarters and all but one of our corporate-owned stores. Our store leases typically have initial terms of 10 years with two five-year renewal options, exercisable at our discretion. Our corporate headquarters serves as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions.
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
Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2022, there were 2,176 franchised Planet Fitness stores operated by approximately 111 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2022, 98% of all franchise stores were owned and operated by a franchisee group that owned at least three stores, and while our largest franchisee owned 186 stores, only 35% of our franchisee groups own more than ten stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing.
Area development agreements
An ADA specifies the number of Planet Fitness stores to be developed by the franchisee in a designated geographic area, and requires the franchisee to meet certain scheduled deadlines for the development and opening of each Planet Fitness store authorized by the ADA. If the franchisee meets those obligations and otherwise complies with the terms of the ADA, with a few limited exceptions, we agree not to, during the term of the ADA, operate or franchise new Planet Fitness stores in the designated geographic area. The franchisee must sign a separate franchise agreement with us for each Planet Fitness store developed under an ADA and that franchise agreement governs the franchisee’s right to own and operate the Planet Fitness store.
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
Design and construction
Once we have approved a franchisee’s site selection, we assist and provide corporate approval in the design and layout of the store and track the franchisee’s progress from lease signing to grand opening. Franchisees are offered the assistance of our franchise support team to track key milestones, coordinate with vendors and make equipment purchases. Outlined Planet Fitness brand elements are required to be incorporated into every new store in accordance with our Design Control Documents (DCD) and supporting design brand guidelines, and we strive for a consistent appearance across all of our stores, emphasizing clean, attractive facilities, including full-size locker rooms, and modern equipment. Franchisees must abide by our club design standards and requirements related to finishes, fixtures, equipment, and brand design elements, including distinctive touches such as our “Lunk” alarm. We believe these elements are critical to ensure brand consistency and member experience system-wide.
In both 2022 and 2021, based on a sample of U.S. franchisee data, we believe construction of franchise stores averaged approximately 21 weeks. We sampled construction costs to build new stores from across a wide range of U.S. geographies, 96 and 35 new stores in 2022 and 2021, respectively. Based upon these samples, franchisees’ unlevered (i.e., not debt-financed)

investment to open a new store ranged from approximately $1.7 million to $3.8 million and $1.6 million to $3.3 million, based upon our samples in 2022 and 2021, respectively. These amounts include fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements and is based in part upon data we received from four general contractors that oversaw the construction of the stores in the sample set. Additionally, these amounts include an estimate of other costs that are typically paid by the franchisee and not managed by the general contractor. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements and construction costs from different geographies and does not necessarily represent the total construction costs on a cash basis.
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
Operational support and communication. We believe spending quality time with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we often attend franchisees’ presales and grand openings, and we host franchisee meetings every other year, known as “PF Huddles.” We also communicate regularly with our franchisee base to keep them informed, and we host a franchise conference every other year that is geared toward franchisees and their operations teams.
We regularly communicate and collaborate with the Independent Franchise Counsel (“IFC”) and send a weekly email communication to all franchisees with timely information related to operations, marketing, financing and equipment. Every month, a franchisee newsletter is emailed to franchisees, which generally includes a personal note from our Chief Executive Officer.
Compliance with brand standards—Regional Franchise Operations
Our corporate-owned stores provide incentive compensation for store staff to successfully drive key business metrics in the service, cleanliness, personnel and financial categories, and we encourage our franchisees to follow our lead. We have a dedicated field support team of regional franchise operations managers and directors focused on ensuring that our franchisee-owned stores adhere to brand standards and providing ongoing assistance, training and coaching to all franchisees. We generally perform a site visit and operations review on each franchise store within 30 to 60 days of opening, and each franchisee ownership group is visited at least once per year in multiple locations for a business review with their operations team thereafter.
We also use mystery shoppers to perform anonymous reviews of franchisee-owned stores. We generally select franchisee-owned stores for review randomly but also target underperforming stores and stores that have not performed well on previous visits from their operations team.

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
Marketing spending
National advertising. We support our franchisees both at a national and local level. We manage the NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through national advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements require franchisees to contribute approximately 2% of their monthly EFT, and beginning in January 2023 annual fees, annually to the NAF and Canadian advertising fund, respectively. In 2022, the NAF and Canadian advertising fund spent $72.3 million, of which $6.2 million was from our corporate-owned stores and included in store operations expense on the consolidated statements of operations.
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
Marketing partnerships
Given our scale and marketing resources through our NAF, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. For the past eight years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement free philosophy to an estimated over one billion TV viewers annually at a key time of year when health and wellness is top of mind for consumers.
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
We have partnered with Boys & Girls Clubs of America to make a meaningful impact on the lives of today’s youth. Together with our franchisees, vendors and members, Planet Fitness has donated more than $8.4 million to support anti-bullying, pro-kindness initiatives since 2016.
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
•providers of digital fitness content;
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
Human Capital
Workforce
As of December 31, 2022, we employed 2,795 employees at our corporate-owned stores and 342 employees in the aggregate at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire and corporate-owned store headquarters located at 1560 North Orange Avenue, Winter Park, Florida. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
Planet Fitness franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of the Company.
Strategy
At Planet Fitness, we believe that an engaged, diverse, and inclusive culture is essential for the success of our business. To elevate our approach, we have implemented an overarching human capital management strategy, programming and initiatives. Based on strategic analysis regarding the immediate and future needs of our business and our team members, we identified three critical areas of focus: Employee Engagement and Workplace Culture, Employee Health and Safety, and Diversity, Equity and Inclusion (“DE&I”). We believe that focus and investment in these three areas will, in turn, generate long-term value.

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
We offer 80+ courses through Planet Fitness University, our online training development program available to all team members. In order to support franchisees’ growing leadership teams, we offer an operations leadership training to assist with the onboarding and training process for multi-unit leaders and executives who are new to the brand. Ongoing programs at Planet Fitness include professional level workshops led by our training department, in addition to LeadDev, our competency-based leadership development program for the accelerated development of our highest potential team members. In 2022, there were over 30,000 active users of the PF University platform across our franchise community.
Health & Safety
Given our core mission is centered on improving people’s lives and keeping people healthy and the customer-facing nature of our business, the overall health and safety of our team members and our members has been a longstanding priority for the company and a core component of our broader environmental, social and corporate governance (“ESG”) objectives and strategy. In 2020, we were able to draw on our knowledge, experience and commitment to health and safety to act quickly to protect our Planet Fitness community during the COVID-19 pandemic. Our COVID-19 policies and protocols, which we developed in consultation with national and global health experts, include:
•Implementing policies to keep people safe, including adherence to local policies and regulations regarding capacity, mask wearing, and vaccination requirements; and
•Equipping stores with disinfectant effective against COVID-19 on surfaces;
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
Diversity, Equity & Inclusion
We recognize that diversity of our workforce at all levels of our company is a business and social imperative. To assess and accelerate our efforts, in 2020 we formed a DE&I Task Force, with responsibility for developing a strategic roadmap to address short and long-term priorities as well as a plan for ensuring that we continue to make progress. This task force continues to meet regularly. In addition, we provide ongoing learning and development opportunities focused on DE&I through various panel discussions and engagement opportunities with our headquarters team members and franchisees.
In 2022, the Company announced three public-facing DE&I commitments we aim to make progress against and achieve:
•Increase female representation to at least 50% at our headquarters across manager and above levels by 2025;
•Increase black, indigenous, and people of color (BIPOC) representation across our workforce at our headquarters by 2025; and
•Conduct an annual compensation review to ensure gender and racial pay equity at all levels across headquarters employees.
Planet Fitness measures diversity across ethnic/racial groups, gender and employee level to help inform human capital management strategies and ensure an engaged workforce. We will publicly disclose Equal Opportunity Employment Standard Form 100 data in our 2022 Impact Report.

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
Beginning in 2018, we engaged with a third-party software development vendor to develop a new, custom digital platform, which, through the exchange of data and introduction of digital products and services, facilitates digital experiences across any digital channel, including mobile, online and in-store media. In 2020, we began introducing premium digital content, across multiple channels, but primarily through our mobile application. In 2021, we introduced content management services to the digital platform allowing us to support the delivery of various types of content in multiple languages across the digital platform and connected channels. In 2022, we expanded our mobile application to allow access to new users without first requiring new users to create a login and created a more personalized experience through featured content, improved activity tracking, expanded the workout library, and developed in-application notification capabilities. These solutions have facilitated our ability to continue providing differentiated and unique experiences to our customers, allow for various partnership types and are aligned with our ongoing business strategy.
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
We are subject to the FTC Franchise Rule, as amended (the “Rule”), promulgated by the FTC that regulates the offer and sale of franchises in the U.S. and its territories (including Puerto Rico) and requires us to provide to all prospective franchisees certain mandatory disclosures in a franchise disclosure document (“FDD”), unless otherwise exempt from the Rule. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various business opportunity laws that regulate the offer and sale of franchises and require us, unless otherwise exempt from the applicable law, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws.
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
•We and our franchisees rely heavily on information systems, including the use of email marketing, mobile application and social media, and any material failure, interruption or weakness may prevent us from effectively operating our business, damage our reputation or subject us to potential fines or other penalties.
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
•We are subject to a variety of additional risks associated with our franchisees, such as potential franchisee bankruptcies, franchisee changes in control, franchisee turnover rising costs related to construction of new stores and maintenance of existing stores, including rising costs due to inflation and supply chain disruptions, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•We and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise stores.
•Our business is subject to various laws and regulations including, among others, those governing indoor tanning, electronic funds transfer, ACH, credit card, debit card, digital payment options, auto-renewal contracts, membership cancellation rights and consumer protection more generally, and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business.
•We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
•If we and our franchisees are unable to identify and secure suitable sites for new franchise stores, our revenue growth rate and profits may be negatively impacted.
•Opening new stores in close proximity may negatively impact our existing stores’ revenues and profitability.
•Our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, including rising costs due to inflation, supply chain disruptions and other market conditions, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.

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
•We cannot guarantee that our share repurchase program will be fully consummated or that such program will enhance the long-term value of our share price.
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
We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition. Consumer demand for digital member management functionality and digital fitness offerings have been increasing, which has required us to effectively recruit the skills and talent structure needed to adequately compete in this space, in addition to investing incremental marketing and digital infrastructure funds to produce and deliver differentiated content.
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
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2023,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our brand, business and revenues.
Our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
Our target market is people seeking regular exercise and people who are new to fitness. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to stores, and membership levels may materially decline over time, especially at stores in operation for an extended period of time. Members may cancel their memberships at any time after giving proper notification, in accordance with the terms of their membership agreement, subject to an initial minimum term applicable to certain memberships. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our stores and may be more likely to cancel their memberships. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, a shift to digital fitness versus our core bricks and mortar fitness offerings, changes in discretionary spending trends and general economic conditions, such as inflation, changes in customer behavior resulting from the COVID-19 pandemic, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly membership dues due to inflation, direct and indirect competition in our industry and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing stores, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operations and financial condition.
Our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others.
Our intellectual property (including our brand) is important to our continued success. We seek to protect our trademarks, trade names, copyrights, trade dress and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult, and the steps we take may not prevent misappropriation, infringement, dilution or other violations of our intellectual property, especially internationally where foreign nations may not have laws to protect against “squatting,” or in “first-to-file” nations where trademark rights can be obtained despite a third-party’s prior use of our intellectual property. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third-party misappropriates, dilutes, infringes or violates our intellectual property, the value of our brand may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.
We may also from time to time be required to initiate litigation to enforce our intellectual property rights. Third parties may also assert that we have infringed, diluted, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation, even where we are likely to prevail, is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights. Despite our efforts to enforce and defend our intellectual property rights, title defects can arise from conduct of third parties that we cannot anticipate or control, or our exclusive ownership and control over our intellectual property, especially our rights in trademarks and trade secrets, could be diminished or impaired. For example, under U.S. law a third-party’s prior use of a trademark similar to a Planet Fitness trademark could impair our rights in our trademarks, which, despite reasonable research and efforts, we may not have been able to discover or anticipate. In addition, our trade secrets and confidential information could be compromised through misappropriation or unauthorized disclosure, including through a cyber incident, and, despite our reasonable efforts to protect our confidential information and trade secrets, and to maintain the proprietary status thereof, the information could be disclosed or a court could rule that legal protections provided to trade secrets are no longer enforceable, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
In 2018, we engaged with a new third-party software development company to develop a digital platform that runs on new data services and solutions, and facilitates digital experiences across digital channels, including mobile, online, and in-club media. We continue to invest in this platform to deliver new digital experiences that provide better services and value to our store members and franchisees. If we move to a different partner to develop and maintain this platform, or if the current partner’s ability to provide its services is impaired, our operations could increasingly be interrupted. This platform is built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. In 2019, we worked with one of our third-party software development partners to develop and roll out a new customized mobile application. We also evaluated and selected a new in-store media solution that we began rolling out to our stores in 2020. In 2020, we began introducing premium digital content through a partnership across multiple channels, but primarily through our mobile application. In 2021, we engaged a new third-party vendor to assist with the development and implementation of a strategy focused on increasing member engagement across all our digital platforms. Such platforms depend on the internet, internet providers and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to those platforms and/or services could impact the products and services we offer to our members and affect our membership sales and retention.
Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptions. There is also a potential heightened risk of cyber security incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine conflict. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member services and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected, which in turn may materially and adversely affect our results of operations and financial condition. Furthermore, as a result of the COVID-19 pandemic, we shifted to a hybrid work model whereby most of our headquarters-based employees work remotely at least one day per week. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cyber incidents and improper collection and dissemination of personal or confidential information.
Use of email marketing, mobile application and social media may adversely impact our reputation or subject us to fines or other penalties.
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
We also use email, sms/texting, mobile application, web and social media platforms as marketing tools. For example, we maintain social media accounts and may occasionally email or text members to inform them of certain offers or promotions. As laws and regulations, including Federal Trade Commission (the “FTC”) enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees, our spokespeople and brand ambassadors or other third parties acting at their direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.
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
Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels, as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, National Automated Clearing House Association, Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.
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
Because we and our franchisees accept electronic forms of payment from our respective customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing. We also maintain important internal company data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by federal, state, and foreign laws, as well as by certain third-party agreements. As privacy and information security laws and regulations and contractual obligations with third parties evolve, we may incur additional costs to ensure that we remain in compliance with those laws and regulations and contractual obligations. If our security and information systems are compromised or if we, our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations.
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
•disruptions in the supply chain for required build out equipment and materials;
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
For several years prior to the COVID-19 pandemic, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Although such growth was temporarily slowed by measures put in place in response to the COVID-19 pandemic and the resulting temporary closure of stores and accompanying decrease in membership, we are resuming the implementation of our expansion strategy, in line with prior plans for growth. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, digital, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2022, 2021 and 2020, our franchisees opened 144, 125 and 125 stores respectively, compared to 255 stores in 2019, and 226 stores in 2018. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.
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
•political and economic instability of foreign markets, including as a result of war or conflict;
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
A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2022, we had approximately 111 franchisee groups operating 2,176 stores. Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
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
Although we believe we generally maintain positive working relationships with our franchisees, disputes with franchisees have occurred in the past and may occur in the future. Such disputes could damage our brand image and reputation and our relationships with our franchisees generally.

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
While our franchisee revenues are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. Our largest franchisee group accounts for approximately 7.7% of our total stores and another large franchisee group accounts for approximately 6.2% of our total stores as of December 31, 2022. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other stores, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
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
We are subject to the FTC Franchise Rule, as amended, which is a trade regulation promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosures in a FDD, unless otherwise exempt from the Rule. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various state business opportunity laws that regulate the offer and sale of franchises and require us, unless otherwise exempt from the applicable law, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to prepare and deliver a franchise disclosure document to disclose our franchise offering in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Mexico and Australia, and may become subject to similar laws in other countries in which we may offer franchises in the future. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 20 states and in various U.S. territories that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.
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
We and our franchisees are responsible at the stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, require us to offer specific mechanisms for membership cancellation, or preclude automatic membership renewals. The FTC Chair has recently expressed interest in ensuring that recurring subscriptions and memberships are easy to cancel, including through a social media statement mentioning us. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, result in membership contracts being void or voidable, or otherwise harm our brand or reputation. In addition, states or provinces may update these laws and regulations. Any additional costs that may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.
We and our franchisees are subject to laws and regulations governing the collection, use, disclosure, security or other processing of personal information including in the U.S., E.U., Canada, Panama, Mexico and Australia, as well as self-governing standards promulgated by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association and the Canadian Payments Association. In the U.S. in particular, there are rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act (“CCPA”), and various other federal and state data privacy and breach notification laws. In California, the CCPA was recently amended and expanded by the California Privacy Rights Act (the “CPRA”). The CCPA, including as amended, broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information or the sharing of personal information for purposes of cross-context behavioral advertising. The CCPA also requires that businesses make disclosures to individuals about their collection and use practices and restricts a business’s ability to use, disclose or retain personal information, in some cases. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA has further established a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have recently gone into effect or will go into effect this year in Virginia, Colorado, Connecticut and Utah, and it is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. The Federal Trade Commission and other authorities are likewise imposing standards for the collection, use, dissemination and security of personal information under consumer protection laws. Additionally, in the United States, laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our or our franchisees’ handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of their third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, a franchisee or vendor, could have adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against their licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our or our franchisees’ information systems, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses.
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
Our stores require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. We and our franchisees have experienced, and may in the future experience, increased costs due to inflation and supply chain disruptions brought on by the COVID-19 pandemic, adverse weather conditions, including due to climate change, and other factors. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to the franchisees, which may cause them to terminate their franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
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
Equipment and certain products and services used by us, including our exercise equipment, point-of-sale software and hardware, and digital content produced for our mobile application, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2022 approximately 74% of our new members joined either online through our websites or through our mobile application. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain, our ability to retain customers, and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services. If our websites or other digital platforms experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand may be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
Our business and results of operations have been and may in the future be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future.
The COVID-19 pandemic continues to impact worldwide consumer behavior and economic activity. A public health pandemic such as the COVID-19 pandemic poses the risk that we or our employees, franchisees, members, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions that may be suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described elsewhere in this report, such as those relating to our growth strategy, international operations, our ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness.
The duration of the COVID-19 pandemic and the extent of its impact remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in 2020, we temporarily closed all of our stores, furloughed a majority of our corporate-owned store employees, suspended billing membership and annual fees and suspended sales and placement of equipment. We and our franchisees took other actions, such as temporary rent deferrals and suspension of marketing activities, as additional measures to preserve cash and liquidity during closure periods. Temporary rent deferrals have often led to renegotiated rent payment schedules with landlords. Our stores began reopening in 2020 as local guidelines allowed, and as of December 31, 2022, all of our 2,410 stores were open and operating. As the COVID-19 pandemic continues to impact areas in which our stores operate, certain of our stores have had to re-close, and additional stores may have to re-close, pursuant to local guidelines. Store members have not and will not be charged membership dues while our stores are temporarily closed and are credited for any membership dues paid for periods when their store is closed due to the COVID-19 pandemic. Compared to the periods prior to the COVID-19 pandemic, we have experienced and may in the future experience decreased new store development and remodels, as well as decreased replacement equipment sales in 2022 and beyond, in part as a result of the COVID-19 pandemic. In addition, as a result of the COVID-19 pandemic, we experienced, and may in the future experience, a decrease in our net membership base compared to membership levels in March 2020, and the COVID-19 pandemic may have an ongoing impact on consumer behavior.
As our stores reopened, we recognized franchise revenue and corporate-owned store revenue associated with any membership dues collected prior to temporary store closures. We may have to defer revenue in the future if stores are required to re-close.
Further, the constantly evolving nature of the COVID-19 pandemic and the emergence of new variants of coronavirus have negatively impacted, and may in the future negatively impact, our operating results. The significance of the ultimate operational and financial impact to us will depend on how long and widespread the disruptions caused by the COVID-19 pandemic, and the corresponding response to contain the virus and treat those affected by it, prove to be.

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
We may face significant challenges in realizing the anticipated benefits of the Sunshine Acquisition, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration of the Sunshine Stores and Sunshine Fitness personnel;
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
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture (the “Original Base Indenture”) and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer issued $575 million in aggregate principal amount of Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) and $625 million in aggregate principal amount of Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and together with the Class A-2-I Notes, the “2018 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $75 million in Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes”), and certain letters of credit (the “Letters of Credit”). On December 3, 2019, the Master Issuer issued $550 million Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “Indenture”). The 2018 Notes, 2019 Notes and the 2018 Variable Funding Notes are referred to collectively as the “Securitized Senior Notes.”
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
The Securitized Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2018 Notes, 2019 Notes and 2022 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of Planet Fitness Holdings, LLC), an event of default and the failure to repay or refinance the Securitized Senior Notes on the applicable anticipated repayment date. The Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
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
Under the Indenture, Master Issuer had approximately $2.0 billion of outstanding debt as of December 31, 2022. Additionally, Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the 2022 Variable Funding Notes.
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
Certain future and past exchanges of Holdings Units for shares of our Class A common stock (or cash) are expected to produce and have produced favorable tax attributes for us. We are a party to two tax receivable agreements. Under the first of those agreements, we are generally required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC (the “TRA Holders”) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of our Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the “Direct TSG Investors”) 85% of the amount of cash savings, if any, that we are deemed to realize as a result of the tax attributes of the Holdings Units that we held in respect of the Direct TSG Investors’ prior interest in us, which resulted from the Direct TSG Investors’ purchase of interests in our 2012 acquisition (the “2012 Acquisition”) by investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings.
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $664.3 million over the remaining term of the tax receivable agreements based on a price of $78.80 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on December 31, 2022) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $564.6 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2022, based on a share price of $78.80 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE as of December 31, 2022) and a discount rate equal to 6.5%, we estimate that we would have been required to pay $395.3 million in the aggregate under the tax receivable agreements.
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
Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:

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
Since our initial public offering (the “IPO”) through December 31, 2022, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $99.60 on November 5, 2021. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
•natural disasters and severe weather events, including as a result of climate change, pandemics and other calamities;
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
We cannot guarantee that our share repurchase program will be fully consummated or that such program will enhance the long-term value of our share price.
In November 2022, the Company’s Board approved a share repurchase program to repurchase up to $500 million of the Company’s common stock, which can be discontinued at any time. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. Although this repurchase program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The repurchase program could affect the price of our stock and increase volatility. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that we will buy shares of our common stock or the timeframe for repurchases under our stock buyback program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock buyback program, and the availability of funds necessary to continue purchasing stock.
Financial forecasting may differ materially from actual results.
Due to the inherent difficulty of predicting future events and results, our forecasted financial and operational results may differ materially from actual results. Discrepancies between forecasted and actual results could cause a decline in the price of our stock.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Hampton, New Hampshire and consists of approximately 71,700 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions. In addition, the Company has a corporate-owned stores headquarters located in Winter Park, Florida, which consists of 11,726 sq. ft. of leased office space.
Corporate-Owned Stores
We lease all but one of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. As of December 31, 2022, we had 234 corporate-owned store locations. The following table lists all of our corporate-owned store counts by state or province as of December 31, 2022:

State/Province	Store Count
Florida	54
New York	34
South Carolina	30
Pennsylvania	20
Georgia	20
New Hampshire	18
New Jersey	15
North Carolina	14
California	8
Delaware	5
Alabama	5
Massachusetts	4
Maine	4
Ontario	2
Vermont	1
Franchisee Stores
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time. As of December 31, 2022, we had 2,176 franchisee-owned stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia.
Item 3. Legal Proceedings.
We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. See Note 18 - Commitments and Contingencies to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock
Shares of our Class A common stock trade on the NYSE under the symbol “PLNT.”
Holders of Record
As of February 24, 2023, there were 30 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 24, 2023, there were 18 stockholders of record of our Class B common stock, and there is no public market for these shares.
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

Performance Graph
The following graph and table depict the total return to shareholders from December 31, 2017 through December 31, 2022, relative to the performance of the S&P 500 Index and the Russell 2000, and the Invesco Dynamic Leisure and Entertainment ETF (“PEJ”). In 2022, the Company elected to include PEJ. While the Company is not a component of PEJ, this fund was added because it represents a diverse group of companies within the same broad industry classification as the Company. The graph and table assume $100 invested at the closing price of $34.63 on December 29, 2017.
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

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Planet Fitness, Inc.
S&P 500 Index
Russell 2000 (Total Return) Index
Invesco Dynamic Leisure and Entertainment ETF (PEJ)

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Planet Fitness, Inc.	$100.00	$154.84	$215.65	$224.17	$261.57	$227.55
S&P 500 Index	100.00	93.76	120.84	140.49	178.27	143.61
Russell 2000 (Total Return) Index	100.00	87.82	108.66	128.61	146.23	114.70
Invesco Dynamic Leisure and Entertainment ETF (PEJ)	100.00	90.07	102.10	90.59	110.84	82.39
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2022.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/01/22 - 10/30/22	—	$—	—	$105,686,343
11/01/22 - 11/30/22	—	$—	—	$500,000,000
12/01/22 - 12/31/22	—	$—	—	$500,000,000
Total	—	$—	—

(1) On November 5, 2019, our board of directors approved a share repurchase program of $500,000,000. On November 4, 2022, our board of directors approved a share repurchase program of up to $500,000,000 which replaces the plan from November 5, 2019. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

Item 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience at only $10 per month for our standard membership. This exceptional value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of December 31, 2022, we had approximately 17.0 million members and 2,410 stores in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,410 stores, 2,176 were franchised and 234 were corporate-owned.
As of December 31, 2022, we had commitments to open more than 1,000 new stores under existing ADAs.
COVID-19 Impact
The COVID-19 pandemic has caused unprecedented economic volatility and uncertainty, which negatively impacted our operating results. Compared to the periods prior to March 2020, we have experienced and may continue to experience decreased new store development and reduced equipment revenue as a result of the COVID-19 pandemic, especially during 2020 and 2021.
As stores reopened we have recognized franchise revenue and corporate-owned store revenue associated with any membership dues collected prior to temporary store closures. We may have to defer revenue in the future if stores are required to re-close.
The duration of the COVID-19 pandemic and the extent of its impact on our business remains uncertain and difficult to predict. The COVID-19 pandemic may continue to negatively impact our operating results in future periods. As a result of the COVID-19 pandemic, we experienced a decrease in our net membership base during 2020 and 2021 compared to membership levels in March 2020. In 2022, the Company surpassed its previous membership all-time high from March of 2020. Despite these record membership levels, however, it is possible that the COVID-19 pandemic may have an ongoing impact on consumer behavior.
Composition of Revenues, Expenses and Cash Flows
Revenues
We generate revenue from three primary sources:
•Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalty revenue, NAF revenue, franchise fees, placement revenue, online join fees and other fees associated with our franchisee-owned stores. Franchise segment revenue generally does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 35%, 50% and 51% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
•Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 41%, 28%, and 29% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, over 90% of our members paid their monthly dues by EFT, while the remainder prepaid annually in advance.

•Equipment segment revenue: Includes equipment revenue for new franchisee-owned stores as well as replacement equipment for existing franchisee-owned stores, in the U.S., Canada and Mexico. Franchisee-owned stores are generally required to replace their equipment every five to seven years. This source of revenue comprised 24%, 22% and 20% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
See Item 8: Financial Statements and Supplementary Data - Note 2(e) for further discussion on our revenue streams and revenue recognition policies.

Expenses
We primarily incur the following expenses:
•Cost of revenue: Primarily includes the direct costs associated with equipment sales to new and existing franchisee-owned stores in the U.S., Canada and Mexico. Cost of revenue also includes the cost of retail sales at our corporate-owned stores, which is immaterial. Our cost of revenue changes primarily based on equipment sales volume.
•Store operations: Includes the direct costs associated with our corporate-owned stores, primarily rent, utilities, payroll, marketing, maintenance and supplies. The components of store operations remain relatively stable for each store. Our statements of operations do not include, and we are not responsible for, any costs associated with operating franchisee-owned stores.
•Selling, general and administrative expenses: Consists of costs associated with administrative, corporate-owned store and franchisee support functions related to our existing business as well as growth and development activities, including certain costs to support equipment placement and assembly services. These costs primarily consist of payroll, IT-related, marketing, legal and accounting expenses.
•NAF Expense: Consists of expenses incurred on behalf of the NAF. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand.
Cash flows
We generate a significant portion of our cash flows from monthly and annual membership dues, royalties, NAF revenue and various fees related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties, NAF revenue and certain other fees, through our third-party hosted point-of-sale systems in the United States and Canada. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st day of the second month following the month in which the membership agreement was signed, provided our stores are open. Through our point-of-sale system, in the United States and Canada, we oversee the processing of membership billings for franchisee-owned stores. Our royalties and certain other fees are generally deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees, although our billing and collection practices vary in certain international markets. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.
Our corporate-owned stores also historically generate strong operating margins and cash flows, as a significant portion of our costs are fixed or semi-fixed such as rent and labor.
Equipment sales to new and existing franchisee-owned stores also generate significant cash flows. Franchisees generally either pay in advance or provide evidence of a committed financing arrangement for such equipment.
Each of these cash flows have been negatively impacted, we believe temporarily, by the COVID-19 pandemic, particularly during 2020 and 2021.

Recent Transactions
Securitized Financing Facility
On February 10, 2022, we completed the Series 2022-1 Issuance pursuant to which the Master Issuer issued the 2022 Notes in an aggregate outstanding principal amount of $900 million. In connection with such Series 2022-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in 2022 Variable Funding Notes and certain Letters of Credit. On February 10, 2022, we borrowed in the full amount of the $75 million 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full, and subsequently repaid the 2022 Variable Funding Notes in full on May 9, 2022. See Note 11 to the consolidated financial statements.
Sunshine Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings acquired 100% of the equity interests of franchisee Sunshine Fitness, which operated 114 locations in Alabama, Florida, Georgia, North Carolina, and South Carolina. The purchase price of the acquisition was $824.6 million consisting of $430.9 million in cash consideration, and $393.7 million of equity consideration. See Note 5 to the consolidated financial statements.
Sale of Corporate-owned Stores
On August 31, 2022, the Company sold 6 corporate-owned stores located in Colorado to a franchisee for $20.8 million. The net value of assets derecognized in connection with the sale amounted to $19.5 million, which included goodwill of $14.4 million, intangible assets of $2.6 million, and net tangible assets of $2.4 million, which resulted in a gain on sale of corporate-owned stores of $1.3 million. See Note 6 to the consolidated financial statements.
Share repurchase programs
2019 share repurchase program
On November 5, 2019, the Company’s board of directors approved a share repurchase program of up to $500.0 million.
On December 4, 2019, the Company entered into a $300.0 million accelerated share repurchase agreement (the “2019 ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMC”). Pursuant to the terms of the 2019 ASR Agreement, on December 5, 2019, the Company paid JPMC $300.0 million upfront in cash and received 3,289,924 shares of the Company’s Class A common stock, which were retired, and the Company elected to record as a reduction to retained earnings of $240.0 million. Final settlement of the ASR Agreement occurred on March 2, 2020. At final settlement, JPMC delivered 666,961 additional shares of the Company’s Class A common stock, based on a weighted average cost per share of $75.82 over the term of the 2019 ASR Agreement, which were retired. This was evaluated as an unsettled forward contract indexed to our own stock, with $60.0 million classified as a reduction to retained earnings at the original date of payment.
During the year ended December 31, 2022, the Company purchased 1,528,720 shares of Class A common stock for a total cost of $94.3 million. All purchased shares were retired. Subsequent to these repurchases, there was $105.7 million remaining under the 2019 share repurchase program.
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500.0 million, which replaced the 2019 share repurchase program. During January 2023, the Company purchased 317,599 shares of Class A common stock for a total cost of $25.0 million.
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
Seasonality
Prior to the COVID-19 pandemic, our results were subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of store openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions. The seasonality of our membership growth in 2020 and 2021 was meaningfully different than our historical patterns. We believe this was primarily a result of the COVID-19 pandemic, and 2022 returned to a pattern more consistent with years prior to the COVID-19 pandemic.

Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S, Canada and Mexico. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the years ended December 31, 2022, 2021 and 2020. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Revenue
Franchise segment	$329,634	$290,710	$206,156
Corporate-owned stores segment	379,393	167,219	117,142
Equipment segment	227,745	129,094	83,320
Total revenue	$936,772	$587,023	$406,618
Segment EBITDA
Franchise segment	$216,817	$194,303	$114,968
Corporate-owned stores segment	142,083	49,196	23,672
Equipment segment	59,082	29,680	13,097
Corporate and other	(49,366)	(78,265)	(33,242)
Total Segment EBITDA(1)	$368,616	$194,914	$118,495

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Year Ended December 31, 2022
Income (loss) from operations	$209,182	$47,779	$54,039	$(80,922)	$230,078
Depreciation and amortization	7,411	94,297	5,044	17,270	124,022
Other income (expense)	224	7	(1)	14,753	14,983
Equity earnings (losses) of unconsolidated entities, net of tax	—	—	—	(467)	(467)
Segment EBITDA(1)	$216,817	$142,083	$59,082	$(49,366)	$368,616
Year Ended December 31, 2021
Income (loss) from operations	$186,767	$13,375	$24,746	$(81,493)	$143,395
Depreciation and amortization	7,540	35,811	5,044	14,405	62,800
Other income (expense)	(4)	10	(110)	(10,998)	(11,102)
Equity earnings (losses) of unconsolidated entities, net of tax	—	—	—	(179)	(179)
Segment EBITDA(1)	$194,303	$49,196	$29,680	$(78,265)	$194,914
Year Ended December 31, 2020
Income (loss) from operations	$107,254	$(6,209)	$8,049	$(49,334)	$59,760
Depreciation and amortization	7,784	30,532	5,048	10,468	53,832
Other income (expense)	(70)	(651)	—	5,624	4,903
Segment EBITDA(1)	$114,968	$23,672	$13,097	$(33,242)	$118,495

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
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned stores. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. Provided our stores are open, we bill monthly dues on or around the 17th of every month and bill annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $3.9 billion, $3.4 billion and $2.4 billion, during the years ended December 31, 2022, 2021 and 2020, respectively.
Number of new store openings
The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Our stores open with an initial start-up period requirement of higher than normal marketing spend and operating expenses may also be higher, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,142	2,021	1,903
New stores opened	144	125	125
Stores acquired from the Company	6	—	—
Stores debranded, sold or consolidated(1)	(116)	(4)	(7)
Stores operated at end of period(2)	2,176	2,142	2,021
Corporate-owned stores:
Stores operated at beginning of period	112	103	98
New stores opened	14	7	5
Stores sold to franchisees	(6)	—	—
Stores acquired from franchisees	114	2	—
Stores operated at end of period(2)	234	112	103
Total stores:
Stores operated at beginning of period	2,254	2,124	2,001
New stores opened	158	132	130
Stores debranded, sold or consolidated(1)	(2)	(2)	(7)
Stores operated at end of period(2)	2,410	2,254	2,124

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to the COVID-19 pandemic, and as of December 31, 2022, all 2,410 were re-opened and operating.

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
We report same store sales for a given period as long as more than 50% of the stores in our same store sales base were open for every month in both the current period and corresponding prior year period. All of our stores were closed for a portion of the year ended December 31, 2020 due to the COVID-19 pandemic. Because none of our stores in the same store sales base billed monthly membership dues in all of the months included in the year ended December 31, 2020, we are not providing same store sales comparisons (“NC”) for the years ended December 31, 2021 and 2020.

The following table shows our same store sales for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Same store sales growth:
Franchisee-owned stores	11.2%	NC	NC
Corporate-owned stores	13.1%	NC	NC
System-wide stores	11.4%	NC	NC
Number of stores in same store sales base:
Franchisee-owned stores	2,004
Corporate-owned stores	104
Total stores	2,226

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
We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. These items include certain purchase accounting adjustments, transaction fees, stock offering-related costs, severance expense and certain other charges and gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. Four-wall EBITDA is an assessment of our average corporate-owned store-level profitability for stores included in the same-store-sales base, which includes local and national advertising expense and adjusts for certain administrative and other items that we do not consider in our evaluation of individual store-level performance. Royalty adjusted four-wall EBITDA then applies the current royalty rate. Accordingly, we believe that Royalty adjusted four-wall EBITDA is comparable to a franchise store under our current franchise agreement and is useful to investors to assess the operating performance of an average store in our system. Management also uses such metrics in assessing store-level operating performance over time.
A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Net income (loss)	$110,456	$46,122	$(15,204)
Interest income	(5,005)	(878)	(2,937)
Interest expense	88,628	81,211	82,117
Provision for income taxes	50,515	5,659	687
Depreciation and amortization	124,022	62,800	53,832
EBITDA	368,616	194,914	118,495
Purchase accounting adjustments-revenue(1)	332	379	279
Purchase accounting adjustments-rent(2)	436	433	490
Loss on reacquired franchise rights(3)	1,160	—	—
Transaction fees and acquisition-related costs(4)	5,497	—	—
Gain on settlement of preexisting contract with acquiree(5)	(2,059)	—	—
Severance costs(6)	—	—	981
Legal matters(7)	9,739	—	5,810
(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investment(8)	(2,506)	17,462	—
Dividend income on held-to-maturity investment(9)	(1,876)	(1,401)	—
Insurance recovery(10)	(174)	(2,500)	—
Tax benefit arrangement remeasurement(11)	(13,831)	11,737	(5,949)
Gain on sale of corporate-owned stores(12)	(1,324)	—	—
Other(13)	1,824	1,286	(1,265)
Adjusted EBITDA(14)	$365,834	$222,310	$118,841
(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2022, 2021 and 2020, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.2 million, $0.2 million and $0.1 million in the years ended December 31, 2022, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(4)Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(5)Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other (gains) losses, net on our consolidated statement of operations.
(6)Represents severance expense recorded in connection with a reduction in force in 2020.
(7)Represents costs associated with legal matters in which the Company is a defendant. In 2022, this represents an $8.6 million legal reserve related to a preliminary settlement agreement of terms for a settlement agreement between the Company and a franchisee in Mexico (“Preliminary Settlement Agreement”) and a $1.2 million reserve against an indemnification receivable related to a legal matter. In 2020 this amount includes expense of $3.8 million related to the settlement of legal claims, and a $2.0 million reserve against an indemnification receivable related to a legal matter.
(8)Represents a (gain) loss on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(9)Represents dividend income recognized on a held-to-maturity investment.
(10)Represents insurance recoveries. In 2021, the amount relates to previously recognized expenses related to the settlement of legal claims.
(11)Represents (gains) and losses related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
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

Adjusted net income assumes all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-cash and other items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total weighted-average shares of Class A common stock outstanding assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of Adjusted net income to net income, the most directly comparable GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below.

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income (loss)	$110,456	$46,122	$(15,204)
Provision for income taxes, as reported	50,515	5,659	687
Purchase accounting adjustments-revenue(1)	332	379	279
Purchase accounting adjustments-rent(2)	436	433	490
Loss on reacquired franchise rights(3)	1,160	—	—
Transaction fees and acquisition-related costs(4)	5,497	—	—
Loss on extinguishment of debt(5)	1,583	—	—
Gain on settlement of preexisting contract with acquiree(6)	(2,059)	—	—
Severance costs(7)	—	—	981
Legal matters(8)	9,739	—	5,810
(Gain) loss on adjustment of allowance for credit losses on held-to- maturity investment(9)	(2,506)	17,462	—
Dividend income on held-to-maturity investment(10)	(1,876)	(1,401)	—
Insurance recovery(11)	(174)	(2,500)	—
Tax benefit arrangement remeasurement(12)	(13,831)	11,737	(5,949)
Gain on sale of corporate-owned stores(13)	(1,324)	—	—
Other(14)	1,824	1,286	(1,265)
Purchase accounting amortization(15)	40,671	16,636	16,846
Adjusted income before income taxes	$200,443	$95,813	$2,675
Adjusted income taxes(16)	51,915	25,870	712
Adjusted net income(17)	$148,528	$69,943	$1,963
Adjusted net income per share, diluted	$1.64	$0.80	$0.02
Adjusted weighted-average shares outstanding, diluted(18)	90,411	87,218	87,166

(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. For the years ended December 31, 2022, 2021 and 2020, these amounts represent the additional revenue that would have been recognized in those years if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.2 million, $0.2 million and $0.1 million in the years ended December 31, 2022, 2021 and 2020, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(4)Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.

(5)Represents a loss on extinguishment of debt as a result of the repayment of the 2018-1 Class A-2-I notes prior to the anticipated repayment date.
(6)Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other (gains) losses, net on our consolidated statement of operations.
(7)Represents severance expense recorded in connection with a reduction in force in 2020.
(8)Represents costs associated with legal matters in which the Company is a defendant. In 2022, this represents an $8.6 million legal reserve related to the Preliminary Settlement Agreement and a $1.2 million reserve against an indemnification receivable related to a legal matter. In 2020 this amount includes expense of $3.8 million related to the settlement of legal claims, and a $2.0 million reserve against an indemnification receivable related to a legal matter.
(9)Represents a (gain) loss on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(10)Represents dividend income recognized on a held-to-maturity investment.
(11)Represents an insurance recovery of previously recognized expenses related to the settlement of legal claims.
(12)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(13)Represents a gain on the sale of corporate-owned stores.
(14)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(15)Includes $12.4 million of amortization of intangible assets, other than favorable leases, for each of the years ended December 31, 2022, 2021 and 2020, recorded in connection with the 2012 Acquisition, and $27.9 million, $4.3 million and $4.5 million of amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020, respectively, created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(16)Represents corporate income taxes at an assumed effective tax rate of 25.9%, 27.0% and 26.6% for the years ended December 31, 2022, 2021 and 2020, respectively, applied to adjusted income before income taxes.
(17)Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted net income. Adjusted net income for all prior periods presented has been restated to the current period computation methodology.
(18)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income (loss) per share, diluted, to Adjusted net income per share, diluted, is set forth below for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$99,402	84,544	$1.18
Assumed exchange of shares(2)	11,054	5,867
Net income	110,456
Adjustments to arrive at adjusted income before income taxes(3)	89,987
Adjusted income before income taxes	200,443
Adjusted income taxes(4)	51,915
Adjusted net income	$148,528	90,411	$1.64

(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2022 and the associated weighted average shares of Class A common stock outstanding (see Note 16 to our consolidated financial statements included elsewhere in this Form 10-K).
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
(4)Represents corporate income taxes at an assumed effective tax rate of 25.9% applied to adjusted income before income taxes.

	Year Ended December 31, 2021
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$42,774	83,894	$0.51
Assumed exchange of shares(2)	3,348	3,324
Net income	46,122
Adjustments to arrive at adjusted income before income taxes(3)	49,691
Adjusted income before income taxes	95,813
Adjusted income taxes(4)	25,870
Adjusted net income	$69,943	87,218	$0.80
(1)Represents net income attributable to Planet Fitness, Inc. for the year ended December 31, 2021 and the associated weighted average shares of Class A common stock outstanding (see Note 16 to our consolidated financial statements included elsewhere in this Form 10-K).
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
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes. Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted net income. Adjusted net income for all prior periods presented has been restated to the current period computation methodology.
(4)Represents corporate income taxes at an assumed effective tax rate of 27.0% applied to adjusted income before income taxes.

	Year Ended December 31, 2020
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Net loss attributable to Planet Fitness, Inc.(1)	$(14,991)	80,303	$(0.19)
Assumed exchange of shares(2)	(213)	6,293
Net loss	(15,204)
Adjustments to arrive at adjusted income before income taxes(3)	17,879	570
Adjusted income before income taxes	2,675
Adjusted income taxes(4)	712
Adjusted net income	$1,963	87,166	$0.02
(1)Represents net loss attributable to Planet Fitness, Inc. for the year ended December 31, 2020, and the associated weighted average shares of Class A common stock outstanding (see Note 16 to our consolidated financial statements included elsewhere in this form 10-K).
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
(3)Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes. Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted net income. Adjusted net income for all prior periods presented has been restated to the current period computation methodology.
(4)Represents corporate income taxes at an assumed effective tax rate of 26.6% applied to adjusted income before income taxes.

The following table reconciles Corporate-owned stores segment EBITDA to four-wall EBITDA to royalty adjusted four-wall EBITDA for the year ended December 31, 2022:

	Year Ended December 31, 2022
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$379,393	$142,083	37.5%
New stores(1)	(3,278)	5,912
Selling, general and administrative(2)	—	12,929
Impact of eliminations(3)	—	(3,131)
Gain on sale of corporate-owned stores	—	(1,324)
Purchase accounting adjustments(4)	—	1,644
Four-wall	$376,115	$158,113	42.0%
Royalty adjustment(5)	—	(27,264)
Royalty adjusted four-wall	$376,115	$130,849	34.8%

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

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of total revenue for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Revenue:
Franchise revenue	29.0%	40.6%	40.1%
National advertising fund revenue	6.2%	8.9%	10.6%
Franchise segment	35.2%	49.5%	50.7%
Corporate-owned stores	40.5%	28.5%	28.8%
Equipment	24.3%	22.0%	20.5%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	18.9%	17.2%	17.5%
Store operations	23.4%	18.9%	21.6%
Selling, general and administrative	12.3%	16.1%	16.9%
National advertising fund expense	7.1%	10.1%	15.1%
Depreciation and amortization	13.2%	10.7%	13.2%
Other loss	0.5%	2.6%	1.1%
Total operating costs and expenses	75.4%	75.6%	85.4%
Income from operations	24.6%	24.4%	14.6%
Other income (expense), net:
Interest income	0.5%	0.1%	0.7%
Interest expense	(9.5)%	(13.8)%	(20.2)%
Other income (expense), net	1.6%	(1.9)%	1.2%
Total other expense, net	(7.4)%	(15.6)%	(18.3)%
Income (loss) before income taxes	17.2%	8.8%	(3.7)%
Equity earnings (losses) of unconsolidated entities, net of tax	—%	—%	—%
Provision for income taxes	5.4%	1.0%	0.2%
Net income (loss)	11.8%	7.8%	(3.9)%
Less net income (loss) attributable to non-controlling interests	1.2%	0.6%	(0.1)%
Net income (loss) attributable to Planet Fitness, Inc.	10.6%	7.2%	(3.8)%

The following table sets forth a comparison of our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Revenue:
Franchise revenue	$271,559	$238,349	$162,855
National advertising fund revenue	58,075	52,361	43,301
Franchise segment	329,634	290,710	206,156
Corporate-owned stores	379,393	167,219	117,142
Equipment	227,745	129,094	83,320
Total revenue	936,772	587,023	406,618
Operating costs and expenses:
Cost of revenue	177,200	100,993	70,955
Store operations	219,422	110,716	87,797
Selling, general and administrative	114,853	94,540	68,585
National advertising fund expense	66,116	59,442	61,255
Depreciation and amortization	124,022	62,800	53,832
Other losses, net	5,081	15,137	4,434
Total operating costs and expenses	706,694	443,628	346,858
Income from operations	230,078	143,395	59,760
Other income (expense), net:
Interest income	5,005	878	2,937
Interest expense	(88,628)	(81,211)	(82,117)
Other income (expense), net	14,983	(11,102)	4,903
Total other expense, net	(68,640)	(91,435)	(74,277)
Income (loss) before income taxes	161,438	51,960	(14,517)
Equity earnings (losses) of unconsolidated entities, net of tax	(467)	(179)	—
Provision for income taxes	50,515	5,659	687
Net income (loss)	110,456	46,122	(15,204)
Less net income (loss) attributable to non-controlling interests	11,054	3,348	(213)
Net income (loss) attributable to Planet Fitness, Inc.	$99,402	$42,774	$(14,991)
Comparison of the years ended December 31, 2022 and December 31, 2021
Revenue
Total revenues were $936.8 million in 2022, compared to $587.0 million in 2021, an increase of $349.7 million, or 59.6%.
Franchise segment revenue was $329.6 million in the year ended December 31, 2022 compared to $290.7 million in the year ended December 31, 2021, an increase of $38.9 million, or 13.4%.
Franchise revenue was $271.6 million in the year ended December 31, 2022 compared to $238.3 million in the year ended December 31, 2021, an increase of $33.2 million or 13.9%. Included in franchise revenue is royalty revenue of $228.7 million, franchise and other fees of $24.5 million, and placement revenue of $17.1 million for the year ended December 31, 2022, compared to royalty revenue of $205.9 million, franchise and other fees of $21.7 million, and placement revenue of $10.0 million for the year ended December 31, 2021. Of the $22.8 million increase in royalty revenue in the year ended December 31, 2022 as compared to the year ended December 31, 2021, $14.4 million was attributable to a franchise same store sales increase of 11.2%, $9.7 million was attributable to new stores opened since January 1, 2021, $5.2 million was due to prior year COVID-related temporary closures and $2.8 million was from higher royalties on annual fees. Partially offsetting the royalty revenue increases was a decrease of approximately $9.3 million primarily as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores. The $7.2 million increase in placement revenue was primarily driven by higher new and replacement equipment placements and the $2.8 million increase in franchise and other fees was primarily attributable to higher online join fees.

National advertising fund revenue was $58.1 million in the year ended December 31, 2022, compared to $52.4 million in the year ended December 31, 2021, an increase of $5.7 million, or 10.9%. The increase in national advertising fund revenue in the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to higher same store sales, new stores opened since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures.
Revenue from our corporate-owned stores segment was $379.4 million in the year ended December 31, 2022, compared to $167.2 million in the year ended December 31, 2021, an increase of $212.2 million, or 126.9%. Of the increase, $180.8 million was attributable to the stores acquired or opened as a result of the Sunshine Acquisition, $22.3 million was from the corporate-owned store same store sales increase of 13.1%, and $8.7 million was from new stores opened or acquired since January 1, 2021 and stores that were not open for all of the prior year period due to COVID-related temporary closures. Partially offsetting these increases was a reduction of $1.7 million related to the sale of six Colorado corporate-owned stores in 2022.
Equipment segment revenue was $227.7 million in the year ended December 31, 2022, compared to $129.1 million in the year ended December 31, 2021, an increase of $98.7 million, or 76.4%. Of the increase $77.0 million was driven by higher equipment sales to existing franchisee-owned stores, and $21.7 million was driven by higher equipment sales to new franchisee owned stores in the year ended December 31, 2022, as compared to the year ended December 31, 2021. In the year ended December 31, 2022, we had equipment sales to 153 new franchisee-owned stores compared to 128 in the prior year.
Cost of revenue
Cost of revenue was $177.2 million in the year ended December 31, 2022 compared to $101.0 million in the year ended December 31, 2021, an increase of $76.2 million, or 75.5%. Cost of revenue, which primarily relates to our equipment segment, increased as a result of higher equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2022, as compared to the year ended December 31, 2021 as described above.
Store operations
Store operation expenses, which relates to our Corporate-owned stores segment, were $219.4 million in the year ended December 31, 2022 compared to $110.7 million in the year ended December 31, 2021, an increase of $108.7 million, or 98.2%. Of the increase, $89.6 million was attributable to the stores acquired in the Sunshine Acquisition, $13.4 million from new stores opened or acquired since January 1, 2021 and $6.9 million from mature stores as a result of higher rent, occupancy, payroll and prior year COVID-related temporary closures. Partially offsetting the increase was $1.2 million of lower expense as a result of the sale of six Colorado corporate-owned stores in 2022.
Selling, general and administrative
Selling, general and administrative expenses were $114.9 million in the year ended December 31, 2022 compared to $94.5 million in the year ended December 31, 2021, an increase of $20.3 million, or 21.5%. Of the increase, $9.0 million was attributable to higher selling, general and administrative expense from the Sunshine Acquisition and $5.5 million was related to transaction costs incurred in connection with the Sunshine Acquisition. Outside of increases from the Sunshine Acquisition we also had increases of $2.1 million of higher legal and consulting fees, $2.9 million of higher travel expense, $1.5 million of higher software and other information system expense, $1.1 million of higher insurance expense and $0.8 million due to higher compensation expense during the year ended December 31, 2022 compared to the prior year. Partially offsetting these increases was $2.7 million of higher spend in the prior year period to support reopening efforts as a result of the COVID-19 pandemic.
National advertising fund expense
National advertising fund expense was $66.1 million in the year ended December 31, 2022, compared to $59.4 million in the year ended December 31, 2021, an increase of $6.7 million as a result of higher advertising and marketing expenditures in 2022 as compared to 2021 primarily due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $124.0 million in the year ended December 31, 2022 compared to $62.8 million in the year ended December 31, 2021, an increase of $61.2 million, or 97.5%. Of the increase, $56.7 million was attributable to the depreciation and amortization of assets acquired in the Sunshine Acquisition and $2.9 million was attributable to depreciation of newly added information system assets.

Other losses, net
Other loss was $5.1 million in the year ended December 31, 2022 compared to $15.1 million in the year ended December 31, 2021. The $5.1 million loss in 2022 is primarily the result of an $8.6 million legal reserve due to the Preliminary Settlement Agreement, a $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition and a $1.2 million reserve against an indemnification receivable related to a legal matter, partially offset by a $2.5 million gain from the reduction in the Company’s allowance for expected credit losses, a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, and a $1.3 million gain on the sale of corporate-owned stores. The $15.1 million loss in the year ended December 31, 2021 includes $17.5 million of credit loss expense on our held-to-maturity investment based upon facts and circumstances that existed as of December 31, 2021 related to the investee's performance and overall financial condition, partially offset by a gain of $2.5 million from an insurance recovery related to the settlement of legal claims.
Interest income
Interest income was $5.0 million in the year ended December 31, 2022 compared to $0.9 million in the year ended December 31, 2021. The increase was primarily a result of higher interest rates in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $88.6 million in the year ended December 31, 2022 compared to $81.2 million in the year ended December 31, 2021, an increase of $7.4 million, or 9.1%. The increase in interest expense is due to higher interest expense from the increased principal balance and a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs, both as a result of the debt refinancing completed on February 10, 2022.
Other income (expense)
Other income (expense) was income of $15.0 million in the year ended December 31, 2022 compared to an expense of $11.1 million in the year ended December 31, 2021. These amounts included income of $13.8 million and expense of $11.7 million attributable to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate in the years ended December 31, 2022 and December 31, 2021, respectively. Other income (expense) also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $50.5 million for the year ended December 31, 2022 compared to $5.7 million for the year ended December 31, 2021, an increase of $44.9 million. The $44.9 million increase is primarily attributable to our higher income before taxes in the year ended December 31, 2022 as compared to the year ended December 31, 2021, and by an income tax expense in 2022 due to remeasurement of deferred taxes.
Segment results
Franchise
Franchise segment EBITDA was $216.8 million in the year ended December 31, 2022 compared to $194.3 million in the year ended December 31, 2021, an increase of $22.5 million, or 11.6%. The franchise segment EBITDA increase was primarily due to the $33.2 million of higher franchise revenue and $5.7 million of higher NAF revenue as described above, partially offset by $6.7 million of higher NAF expense and an $8.6 million legal reserve related to the Preliminary Settlement Agreement. Depreciation and amortization was $7.4 million in the year ended December 31, 2022 and $7.5 million in the year ended December 31, 2021.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $142.1 million in the year ended December 31, 2022 compared to $49.2 million in the year ended December 31, 2021, an increase of $92.9 million, or 188.8%. Of the corporate-owned store segment EBITDA increase, $78.1 million was attributable to the Sunshine Acquisition, $13.7 million was attributable to the same store sales increase of 13.1% and $3.5 million was due to prior year COVID-related temporary closures. These increases were partially offset by a decrease of $2.9 million from new stores opened since January 1, 2021. Depreciation and amortization was $94.3 million for the year ended December 31, 2022, compared to $35.8 million for the year ended December 31, 2021. The increase in depreciation and amortization was primarily attributable the Sunshine Acquisition.

Equipment
Equipment segment EBITDA was $59.1 million in the year ended December 31, 2022 compared to $29.7 million in the year ended December 31, 2021, an increase of $29.4 million, or 99.1%. The increase was driven by higher equipment sales to new and existing franchisee-owned stores in the year ended December 31, 2022 compared to the year ended December 31, 2021, as described above. Depreciation and amortization was $5.0 million for both the years ended December 31, 2022 and December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had $409.8 million of cash and cash equivalents and $62.7 million of restricted cash.
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
The following table presents summary cash flow information for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$240,207	$189,289
Investing activities	(506,566)	(90,916)
Financing activities	135,725	(10,246)
Effect of foreign exchange rates on cash	(808)	14
Net (decrease) increase in cash	$(131,442)	$88,141
Operating activities
For the year ended December 31, 2022, net cash provided by operating activities was $240.2 million compared to $189.3 million in the year ended December 31, 2021, an increase of $50.9 million. Of the increase, $127.0 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $76.1 million due to unfavorable changes in working capital primarily from payments made under tax benefit arrangements, a larger decrease in accounts payable and accrued expenses, higher other assets, and an increase in accounts receivable as a result of higher equipment sales volume, partially offset by an increase in deferred revenue in the current year period. in the year ended December 31, 2022, compared to the year ended December 31, 2021.
Investing activities
For the year ended December 31, 2022, net cash used in investing activities was $506.6 million compared to $90.9 million in the year ended December 31, 2021, an increase of $415.7 million. The primary drivers of the increase were $424.9 million of net cash used in the Sunshine acquisition and $46.0 million from higher capital expenditures in the year ended December 31, 2022, partially offset by cash received of $20.8 million from the sale of six Colorado corporate-owned stores and $32.6 of lower cash used for investments in the year ended December 31, 2022.

Capital expenditures for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
New corporate-owned stores	$40,788	$22,614
Existing corporate-owned stores	43,289	16,651
Information systems	15,816	14,391
Corporate and all other	164	418
Total capital expenditures	$100,057	$54,074
Financing activities
For the year ended December 31, 2022, net cash provided by financing activities was $135.7 million compared to net cash used in financing activities of $10.2 million in the year ended December 31, 2021, an increase of $146.0 million. The primary drivers of the net cash provided by financing activities in the year ended December 31, 2022 were $234.0 million of net cash provided from long-term debt, consisting of $975.0 million of borrowings, $724.8 million of principal payments and $16.2 million of deferred financing costs incurred. Partially offsetting the increase was cash used for share repurchases of $94.3 million in the year ended December 31, 2022.
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
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a Letters of Credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of December 31, 2022 due to repayment in full on May 9, 2022 using cash on hand.
Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2021. The Company was in compliance with its debt covenants as of December 31, 2022. See Note 11 to the consolidated financial statements contained in Item 8 herein for further information related to our long-term debt obligations.
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
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500 million, which replaces the 2019 share repurchase program.

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
Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2022.

	Payments due during the years ending December 31,
(in thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt(1)	$2,025,187	20,750	621,188	429,563	953,686
Interest on long-term debt	431,227	80,802	152,326	89,082	109,017
Obligations under tax benefit arrangements(2)	494,465	31,940	92,866	110,799	258,860
Operating leases	456,597	49,853	121,467	114,459	170,818
Advertising commitments(3)	77,865	58,681	19,184	—	—
Purchase obligations(4)	22,019	22,019	—	—	—
Total Contractual Obligations	$3,507,360	$264,045	$1,007,031	$743,903	$1,492,381
(1)Long-term debt payments include scheduled principal payments only.
(2)Timing of payments under tax benefit arrangements is estimated.
(3)As of December 31, 2022, we had advertising purchase commitments of approximately $77.9 million, including commitments for the NAF.
(4)Purchase obligations consists of $22.0 million for open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.
Off-Balance Sheet Arrangements
As of December 31, 2022, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $5.9 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2022 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. See Note 18 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
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
The valuation methodologies used are based on the nature of the asset or liability. The significant assets and liabilities measured at fair value include property and equipment, intangible assets, and favorable and unfavorable leases. For the 2012 Acquisition, intangible assets consisted of trade and brand names, member relationships, franchisee relationships related to both our franchise and equipment segments, non-compete agreements, order backlog and favorable and unfavorable leases. For other acquisitions, which consist of acquisitions of stores from franchisees, intangible assets generally consist of member relationships, re-acquired franchise rights, and favorable and unfavorable leases.
The Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities, including third-party valuation experts. The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. Our valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using a multi-period excess earnings method under the income approach. For re-acquired franchise rights with terms that are either favorable or unfavorable (from our perspective) to the terms included in our current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date, and are recorded as a component of the ROU asset. Real and personal property asset valuation is determined using the replacement cost approach.
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
As of December 31, 2022, we had $453.1 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. As of December 31, 2022, the Company has provided a valuation allowance of $4.0 million against the portion of its deferred tax assets that would generate capital losses for which the Company does not have sufficient positive evidence to support its recoverability.
We recognize the effects of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Tax Benefit Arrangements
As described in Note 17 to the consolidated financial statements included in Part II, Item 8, we are a party to the tax benefit arrangements under which we are contractually committed to pay certain non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the tax benefit arrangements are contingent upon, among other things, (i) generation of future taxable income over the term of the tax benefit arrangements and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the tax benefit arrangements to utilize the tax benefits, then we would not be required to make the related payments. Therefore, we would only recognize a liability for tax benefit arrangement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the tax benefit arrangements to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. As of December 31, 2022, we recognized $494.5 million of liabilities relating to our obligations under the tax benefit arrangements. We concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred. Changes in the liability resulting from historical exchanges under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, and Australian dollar, which are the functional currencies of our Canadian, Mexican, and Australian entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2022, a 10% increase or decrease in the exchange rates of the U.S. dollar and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
Inflation risk
Given the recent rise in inflation rates in fiscal 2021 and 2022, there have been and may continue to be increases in shipping, labor and equipment costs which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planet Fitness, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2022, and the related notes and financial statement schedules, Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.
Reacquired franchise rights intangible asset
As discussed in Note 5 to the consolidated financial statements, on February 10, 2022 (the acquisition date), the Company and Pla-Fit Holdings, LLC acquired Sunshine Fitness Growth Holdings, LLC, a Planet Fitness franchisee (Sunshine Fitness). As a result of the acquisition, the Company reacquired franchise rights that it had previously granted to Sunshine Fitness. The acquisition date fair value of the reacquired franchise rights intangible asset was $233,070 thousand.
We identified the evaluation of the acquisition date fair value of the reacquired franchise rights intangible asset as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required to evaluate certain inputs to the discounted cash flow model used to determine the fair value. The discounted cash flow model included certain assumptions for which there was limited observable market information, including projected revenue growth rates and projected earnings before interest, taxes, depreciation and amortization (EBITDA) for the remaining franchise term.

Additionally, the audit effort associated with evaluating the discount rate assumption required specialized skills and knowledge. The calculated fair value of the asset was sensitive to possible changes to these key assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the key assumptions. We evaluated the projected revenue growth rates and the projected EBITDA used to value the reacquired franchise rights intangible asset by (1) comparing such projected revenue growth rates and projected EBITDA to the historical results of Sunshine Fitness and to the Company’s historical results for corporate-owned stores, (2) comparing management’s historical forecasts for corporate-owned store segment revenue and projected EBITDA to actual results to evaluate the Company’s ability to forecast, and (3) inspecting third-party evidence to assess the long-term revenue growth rate used. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s selected discount rate by comparing it against a discount rate that was developed using publicly available data for comparable companies.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Boston, Massachusetts
March 1, 2023

Planet Fitness, Inc. and subsidiaries
Consolidated balance sheets
(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$409,840	$545,909
Restricted cash	62,659	58,032
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of December 31, 2022 and 2021, respectively	46,242	27,257
Inventory	5,266	1,155
Prepaid expenses	11,078	12,869
Other receivables	14,975	13,519
Income tax receivable	5,471	3,673
Total current assets	555,531	662,414
Property and equipment, net of accumulated depreciation of $227,869 and $152,296, as of December 31, 2022 and 2021, respectively	348,820	173,687
Investments, net of allowance for expected credit losses of $14,957 and $17,462 as of December 31, 2022 and 2021, respectively	25,122	18,760
Right-of-use assets, net	346,937	190,330
Intangible assets, net	417,067	200,937
Goodwill	702,690	228,569
Deferred income taxes	454,565	539,264
Other assets, net	3,857	2,022
Total assets	$2,854,589	$2,015,983
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$17,500
Accounts payable	20,578	27,892
Accrued expenses	66,993	51,714
Equipment deposits	8,443	6,036
Deferred revenue, current	53,759	28,351
Payable pursuant to tax benefit arrangements, current	31,940	20,302
Other current liabilities	42,067	24,815
Total current liabilities	244,530	176,610
Long-term debt, net of current maturities	1,978,131	1,665,273
Borrowings under Variable Funding Notes	—	75,000
Lease liabilities, net of current portion	341,843	197,682
Deferred revenue, net of current portion	33,152	33,428
Deferred tax liabilities	1,471	—
Payable pursuant to tax benefit arrangements, net of current portion	462,525	507,805
Other liabilities	4,498	3,030
Total noncurrent liabilities	2,821,620	2,482,218
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 shares authorized, 83,430 and 83,804 shares issued and outstanding as of December 31, 2022 and 2021, respectively	8	8
Class B common stock, $.0001 par value - 100,000 shares authorized, 6,146 and 3,056 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Accumulated other comprehensive income	(448)	12
Additional paid in capital	505,144	63,428
Accumulated deficit	(703,717)	(708,804)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(199,012)	(645,355)
Non-controlling interests	(12,549)	2,510
Total stockholders’ deficit	(211,561)	(642,845)
Total liabilities and stockholders’ deficit	$2,854,589	$2,015,983
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of operations
(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenue:
Franchise	$271,559	$238,349	$162,855
National advertising fund revenue	58,075	52,361	43,301
Corporate-owned stores	379,393	167,219	117,142
Equipment	227,745	129,094	83,320
Total revenue	936,772	587,023	406,618
Operating costs and expenses:
Cost of revenue	177,200	100,993	70,955
Store operations	219,422	110,716	87,797
Selling, general and administrative	114,853	94,540	68,585
National advertising fund expense	66,116	59,442	61,255
Depreciation and amortization	124,022	62,800	53,832
Other losses, net	5,081	15,137	4,434
Total operating costs and expenses	706,694	443,628	346,858
Income from operations	230,078	143,395	59,760
Other income (expense), net:
Interest income	5,005	878	2,937
Interest expense	(88,628)	(81,211)	(82,117)
Other income (expense), net	14,983	(11,102)	4,903
Total other expense, net	(68,640)	(91,435)	(74,277)
Income (expense) before income taxes	161,438	51,960	(14,517)
Equity losses of unconsolidated entities, net of tax	(467)	(179)	—
Provision for income taxes	50,515	5,659	687
Net income (loss)	110,456	46,122	(15,204)
Less net income (loss) attributable to non-controlling interests	11,054	3,348	(213)
Net income (loss) attributable to Planet Fitness, Inc.	$99,402	$42,774	$(14,991)
Net income (loss) per share of Class A common stock:
Basic	$1.18	$0.51	$(0.19)
Diluted	$1.18	$0.51	$(0.19)
Weighted-average shares of Class A common stock outstanding:
Basic	84,137	83,296	80,303
Diluted	84,544	83,894	80,303

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of comprehensive income
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss) including non-controlling interests	$110,456	$46,122	$(15,204)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(460)	(15)	(276)
Total other comprehensive income (loss), net	(460)	(15)	(276)
Total comprehensive income (loss) including non-controlling interests	109,996	46,107	(15,480)
Less: total comprehensive income (loss) attributable to non-controlling interests	11,054	3,348	(213)
Total comprehensive income (loss) attributable to Planet Fitness, Inc.	$98,942	$42,759	$(15,267)
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Consolidated statements of cash flows
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$110,456	$46,122	$(15,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,022	62,800	53,832
Amortization of deferred financing costs	5,514	6,346	6,411
Write-off of deferred financing costs	1,583	—	—
Equity (earnings) losses of unconsolidated entities, net of tax	467	179	—
Dividends accrued on investment	(1,876)	(1,401)	—
Deferred tax expense	48,618	1,528	7,213
Loss (gain) on re-measurement of tax benefit arrangement	(13,831)	11,737	(5,949)
Gain on sale of corporate-owned stores	(1,324)	—	—
Credit (gain) loss expense on held-to-maturity investment	(2,505)	17,462	—
Other	262	13	(618)
Loss on reacquired franchise rights	1,160	—	—
Equity-based compensation	8,068	8,805	4,777
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,177)	(10,804)	23,611
Inventory	(4,112)	(681)	404
Other assets and other current assets	(5,152)	8,259	(2,676)
Accounts payable and accrued expenses	(14,721)	30,928	(10,938)
Other liabilities and other current liabilities	8,636	(3,063)	4,384
Income taxes	(1,672)	2,202	(4,461)
Payments pursuant to tax benefit arrangements	(19,253)	(445)	(26,621)
Equipment deposits	2,457	5,235	(2,212)
Deferred revenue	9,404	2,349	(2,842)
Leases	3,183	1,718	2,027
Net cash provided by operating activities	240,207	189,289	31,138
Cash flows from investing activities:
Additions to property and equipment	(100,057)	(54,074)	(52,560)
Acquisitions of franchisees	(424,940)	(1,888)	—
Proceeds from sale of property and equipment	60	46	282
Proceeds from sale of corporate-owned stores	20,820	—	—
Investments	(2,449)	(35,000)	—
Net cash used in investing activities	(506,566)	(90,916)	(52,278)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,000	—	75,000
Proceeds from issuance of Variable Funding Notes	75,000	—	—
Proceeds from issuance of Class A common stock	925	8,186	2,571
Principal payments on capital lease obligations	(268)	(182)	(165)
Repayment of long-term debt and variable funding notes	(724,813)	(17,500)	(17,500)
Payment of deferred financing and other debt-related costs	(16,176)	—	—
Repurchase and retirement of Class A common stock	(94,315)	—	—
Dividend equivalent paid to members of Pla-Fit Holdings	—	—	(234)
Distributions to members of Pla-Fit Holdings	(4,628)	(750)	(1,822)
Net cash provided by (used in) financing activities	135,725	(10,246)	57,850
Effects of exchange rate changes on cash and cash equivalents	(808)	14	295
Net increase in cash, cash equivalents and restricted cash	(131,442)	88,141	37,005
Cash, cash equivalents and restricted cash, beginning of period	603,941	515,800	478,795
Cash, cash equivalents and restricted cash, end of period	$472,499	$603,941	$515,800
Supplemental cash flow information:
Net cash paid (refund received) for income taxes	$3,625	$1,848	$(2,157)
Cash paid for interest	$80,961	$74,869	$75,629
Non-cash investing activities:
Non-cash additions to property and equipment	$13,936	$5,659	$1,172
Fair value of common stock issued as consideration for acquisition	$393,730	$—	$—
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Consolidated statements of changes in equity
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	78,525	$8	8,562	$1	$303	$29,820	$(736,587)	$(1,299)	$(707,754)
Net loss	—	—	—	—	—	—	(14,991)	(213)	(15,204)
Equity-based compensation expense	—	—	—	—	—	4,777	—	—	4,777
Exchanges of Class B common stock	4,840	—	(4,840)	—	—	(1,526)	—	1,526	—
Repurchase and retirement of Class A common stock	(667)	—	—	—	—	(2,879)	—	2,879	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	12,779	—	—	12,779
Exercise of stock options, vesting of restricted share units and ESPP share purchase	123	—	—	—	—	2,702	—	—	2,702
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,822)	(1,822)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(875)	(875)
Other comprehensive loss	—	—	—	—	(276)	—	—	—	(276)
Balance at December 31, 2020	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	42,774	3,348	46,122
Equity-based compensation expense	—	—	—	—	—	8,805	—	—	8,805
Retirement of Class B common stock	—	—	(43)	—	—	—	—	—	—
Exchanges of Class B common stock	623	—	(623)	—	—	(608)	—	608	—
Tax benefit arrangement liability and deferred taxes arising from secondary offerings and other exchanges	—	—	—	—	—	1,454	—	—	1,454
Exercise of stock options, vesting of restricted share units and ESPP share purchase	360	—	—	—	—	8,104	—	—	8,104
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(750)	(750)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(892)	(892)
Other comprehensive loss	—	—	—	—	(15)	—	—	—	(15)
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	99,402	11,054	110,456
Equity-based compensation expense	—	—	—	—	—	8,068	—	—	8,068
Exchanges of Class B common stock and other adjustments	548	—	(548)	—	—	22,533	—	(22,533)	—
Repurchase and retirement of Class A common stock	(1,529)	—		—	—	6,426	(94,315)	(6,426)	(94,315)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	90	—	—	—	—	1,039	—	—	1,039
Issuance of common stock for acquisition	517	—	3,638	—	—	385,324	—	8,406	393,730
Deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	18,326	—		18,326
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(932)	(932)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,628)	(4,628)
Other comprehensive loss	—	—	—	—	(460)	—	—	—	(460)
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 17.0 million members and 2,410 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of December 31, 2022.
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
The Company is a holding company whose principal asset is a controlling equity interest in the membership units (“Holdings Units”) in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of Holdings Units not owned by the Company.
As of December 31, 2022, the Company held 100% of the voting interest, and approximately 93.1% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 6.9% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
The results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund, which on behalf of the Company collects 2% annually of gross monthly membership fees from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

received to increase sales and further enhance the public reputation of the Planet Fitness brand. See Note 4 for further information related to the NAF.
(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of assets and liabilities acquired in business combinations, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, allowance for expected credit losses, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities, and the liability for the Company’s tax benefit arrangements.
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
The credit risk associated with trade receivables is mitigated due to the large number of customers, generally franchisees, and their broad dispersion over many different geographic areas. The Company does not have any concentrations greater than 10% with respect to revenues.
The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. For the year ended December 31, 2022, purchases from two equipment vendors comprised 71% and 22%, respectively, of total equipment purchases. For the year ended December 31, 2021 purchases from two equipment vendors comprised 70% and 28%, respectively, of total equipment purchases. For the year ended December 31, 2020 purchases from two equipment vendors comprised 48% and 40%, respectively, of total equipment purchases.
The Company, including the NAF, uses various vendors for advertising services. For the year ended December 31, 2022, purchases from one vendor comprised 77% of total advertising purchases. For the year ended December 31, 2021 purchases from one vendor comprised 41% of total advertising purchases, and for the year ended December 31, 2020 purchases from one vendor comprised 71% of total advertising purchases (see Note 4 for further discussion of the NAF).
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2022, the Company had restricted cash held by the Trustee of $46,651. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows. In addition, the Company has restricted cash of $16,008 related to a legal matter.
(e) Revenue from contracts with customers
The Company’s revenues are comprised of franchise revenue, equipment revenue, and corporate-owned stores revenue.
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, initial and successor franchise fees and upfront fees from area development agreements (“ADAs”), transfer fees, equipment placement revenue, commission income, online join fees, and other fees.
The Company’s primary performance obligation under the franchise license is granting certain rights to use the Company’s intellectual property, and all other services the Company provides under the ADA and franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for under ASC 606 - Revenue Recognition as a single

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

performance obligation, which is satisfied by granting certain rights to use intellectual property over the term of each franchise agreement.
Royalties and franchisee contributions to national advertising funds, are calculated as a percentage of franchise monthly dues and annual fees over the term of the franchise agreement. Under the franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Initial and successor franchise fees are payable by the franchisee upon signing a new franchise agreement or successor franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Franchise royalties, as well as NAF contributions, represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur.
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
The Company is generally responsible for assembly and placement of equipment it sells to U.S., Canada, and Mexico based franchisee-owned stores. Placement revenue is recognized upon completion and acceptance of the services at the franchise location.
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
Equipment revenue
The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S., Canada, and Mexico based franchisee-owned stores. Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. In most instances, the Company recognizes equipment revenue on a gross basis as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal in the transaction because the Company controls the equipment prior to delivery to the final customer as evidenced by its pricing discretion over the goods, inventory transfer of title and risk of loss while the inventory is in transit, and having the primary responsibility to fulfill the customer order and direct the third-party vendor.
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
Annual membership fee revenue
Annual membership fees are annual fees charged to members in addition to and in order to maintain low monthly membership dues. The Company recognizes annual membership fees ratably over the 12-month membership period or as long as there is a service obligation to the member.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Retail sales
The Company sells Planet Fitness branded apparel, food, beverages, and other accessories. The revenue for these items is recognized at the point of sale.
Sales tax
All revenue amounts are recorded net of applicable sales tax.
(f) Deferred revenue
Franchise deferred revenue results from initial and successor franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Deferred revenue is also recognized in the Corporate-owned stores segment for cash received from members for enrollment fees, membership dues and annual fees for the portion not yet earned based on the membership period. Equipment deposits made at the time of ordering equipment are also deferred until the revenue recognition criteria are met.
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
(h) Store operations
Store operations consists of the direct costs related to operating corporate-owned stores, including store management and staff, rent expense, utilities, supplies, maintenance, and local and national advertising.
(i) Selling, general and administrative
Selling, general and administrative expenses consist of costs associated with administrative, corporate-owned and franchisee support functions related to the existing business as well as growth and development activities. These costs primarily consist of payroll, IT related, marketing, legal and accounting expenses. These expenses include costs related to placement services of $6,069, $4,358, and $3,341, for the years ended December 31, 2022, 2021 and 2020, respectively.
(j) Accounts receivable
Accounts receivable is primarily comprised of amounts owed to the Company resulting from equipment, placement, and commission revenue. The Company evaluates its accounts receivable on an ongoing basis and may establish an allowance for uncollectible amounts based on collections and current credit conditions. Accounts are written off as uncollectible when it is determined that further collection efforts will be unsuccessful. Historically, the Company has not had a significant amount of write-offs.
(k) Inventory
The Company has inventory at period ends when the Company has title and risk of loss in advance of sale to its franchisees.
(l) Leases and asset retirement obligations
The Company leases space to operate corporate-owned stores, equipment, office, and warehouse space. The Company currently leases the corporate headquarters, corporate-owned store headquarters and all but one of the corporate-owned stores. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for fixed lease and non-lease components together as a single, combined lease component. Variable lease costs, which may include common area maintenance, insurance, and taxes are not included in the lease liability and are expensed in the period incurred.
Corporate-owned store leases generally have original lease terms of ten years, and typically include one or more renewal options, with renewal option terms that can generally extend the lease term from three to ten years or more. The exercise of lease renewal options is at the Company’s sole discretion. The Company includes options to renew in the expected term when

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

they are reasonably certain to be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
At the inception of each lease, the Company determines its appropriate classification as an operating or financing lease. The majority of the Company’s leases are operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid, reduced by expected reimbursements from landlords. Operating lease right of use (“ROU”) assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using the Company’s Notes.
The Company has an immaterial amount of non-real estate leases that are accounted for as finance leases under ASC 842 - Leases.
Leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements reduce the ROU asset related to the lease. These tenant incentives are amortized as reduction of rent expense over the lease term.
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
(m) Property and equipment
Property and equipment is recorded at cost, or fair value when acquired as part of a business combination, and depreciated using the straight-line method over its related estimated useful life. Leasehold improvements are amortized over the shorter of the expected lease term or the estimated useful life of the related asset. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in the consolidated statements of operations. Ordinary maintenance and repair costs are expensed as incurred. The estimated useful lives of the Company’s property and equipment by class of asset are as follows:

Years
Buildings and building improvements	20–40
Information technology and systems	3-5
Furniture and fixtures	5
Leasehold improvements	Useful life or term of lease whichever is shorter
Fitness equipment	5–7
Vehicles	5

(n) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses for corporate-owned stores are included within store operations and totaled $31,462, $15,667, and $10,252 for the years ended December 31, 2022, 2021 and 2020, respectively. In addition to NAF expenses, advertising related to the franchise segment is included within selling, general and administrative expenses and totaled $3,103, $7,144, and $5,408 for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 4 for discussion of the national advertising fund.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(o) Goodwill, long-lived assets, and other intangible assets
Goodwill and other intangible assets that arise from acquisitions are recorded in accordance with ASC Topic 805 - Business Combinations and ASC Topic 350, Intangibles—Goodwill and Other. In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade and brand names, customer relationships, and reacquired franchise rights. Transactions are evaluated to determine whether any gain or loss on reacquired franchise rights, based on their fair value, should be recognized separately from identified intangibles. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.
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
The Company performs its annual test for impairment of goodwill and indefinite lived intangible assets on December 1 of each year. During 2022, the Company moved its assessment date from December 31 to December 1 in order to better align with the Company’s annual planning cycle. The annual goodwill test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. During the periods presented, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.
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
(p) Income taxes
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
Planet Fitness, Inc. is the sole managing member of Pla-Fit Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pla-Fit Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pla-Fit Holdings is passed through to and included in the taxable income or loss of its members, including Planet Fitness, Inc. following the recapitalization transactions, on a pro rata

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

basis. Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company is also subject to taxes in certain foreign jurisdictions.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 17).
(q) Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and certain future and past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC who are unaffiliated with TSG (the “TRA Holders”) 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to TSG AIV II-A L.P and TSG PF Co-Investors A L.P. (the “Direct TSG Investors”) 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings.
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2022 the Company has recorded a liability of $494,465 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated expected tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the liability resulting from historical changes under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
(r) Fair value
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
The Company has no balance sheet amounts that are adjusted to fair value at reporting dates. The carrying value and estimated fair value of long-term debt as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt(1)	$2,025,188	$1,730,634	$1,700,000	$1,725,021
Variable Funding Notes(1)	$—	$—	$75,000	$75,000

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(1) The Company’s Variable Funding Notes are a variable rate loan and the fair value of this loan approximates book value based on the borrowing rates currently available for variable rate loans obtained from third-party lending institutions. The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(s) Financial instruments
The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.
(t) Investments
The Company’s investments consist of held-to-maturity investments in debt securities and equity method investments. Held-to-maturity investment securities are financial instruments for which the Company has the intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. The Company reserves for expected credit losses on held-to-maturity debt securities through the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, recent financing rounds at reduced valuations, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A held-to-maturity investment security is written off when deemed uncollectible.
The Company accounts for investments under the equity method if it holds less than 50% of the voting stock, has the ability to exercise significant influence, and is not a VIE in which the Company is the primary beneficiary. These investments are recorded initially at cost and the carrying amount is adjusted to reflect the Company’s share of earnings or losses of the investee.
(u) Equity-based compensation
The Company has an equity-based compensation plan under which it receives services from employees and directors as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. For awards with performance targets, the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 15 for further information.
(v) Business combinations
The Company accounts for business combinations using the purchase method of accounting which results in the assets acquired and liabilities assumed being recorded at fair value.
The valuation methodologies used are based on the nature of the asset or liability. The significant assets and liabilities measured at fair value include property and equipment, intangible assets, and favorable and unfavorable leases. For the 2012 Acquisition, intangible assets consisted of trade and brand names, member relationships, franchisee relationships related to both the franchise and equipment segments, non-compete agreements, order backlog and favorable and unfavorable leases. For other acquisitions, which consist of acquisitions of stores from franchisees, intangible assets generally consist of member relationships, re-acquired franchise rights, and favorable and unfavorable leases.
The Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities, including third-party valuation experts. The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. The Company’s valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using a multi-period

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

excess earnings method under the income approach. For re-acquired franchise rights with terms that are either favorable or unfavorable to the terms included in current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date, and are recorded as a component of the ROU asset. Real and personal property asset valuation is determined using the replacement cost approach.
The Company considers its trade and brand name intangible assets to have an indefinite useful life, and, therefore, these assets are not amortized but rather are tested for impairment annually as discussed above. Finite-lived intangible assets, such as re-acquired franchise rights and member relationships are subject to amortization over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received, which may be straight-line or an accelerated method. Favorable and unfavorable operating leases are amortized into rental expense over the lease term of the respective leases using the straight-line method.
(w) Guarantees
The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 18 for further discussion of such obligations guaranteed.
(x) Contingencies
The Company records estimated future losses related to contingencies when such amounts are probable and estimable. The Company includes estimated legal fees related to such contingencies as part of the accrual for estimated future losses.
(y) Reclassifications
Certain amounts have been reclassified to conform to current year presentation.
(z) Recent accounting pronouncements
The FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, in December 2019. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The Company adopted the new guidance on January 1, 2021, with no material impact on the Company’s consolidated financial statements.
The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October, 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by aligning the acquisition date measurement with ASC 606 - Revenue Recognition. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company early adopted the new guidance on January 1, 2022 and applied it to the Sunshine Acquisition, noting the impact of adoption was not material. See Note 5.
(3) Variable interest entities
The carrying values of certain VIEs included in the consolidated financial statements as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
PF Melville	$2,204	$—	$2,363	$—
MMR	$1,884	—	$1,991	—
Total	$4,088	$—	$4,354	$—
As discussed in Note 2, the NAF is also a VIE and is included in the Consolidated financial statements. See Note 4 for additional information on the NAF.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(4) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects approximately 2% annually of gross monthly membership billings from franchisees, in accordance with the provisions of the franchise agreements, which is reflected as NAF revenue on the consolidated statements of operations (see Note 2). The Company also contributes 2% annually of monthly membership billings from stores owned by the Company to the NAF, which is reflected in store operations expense in the consolidated statements of operations. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by the NAF, which are restricted in their use, are recorded within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $2,437, $1,997 and $793 for the years ended December 31, 2022, 2021 and 2020, respectively. Fees paid to the Company by the NAF are reflected as expense in the NAF expense caption on the consolidated statement of operations, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations.
Assets and liabilities of the NAF, which are restricted in their use, included in the Consolidated Balance Sheets were as follows:

	December 31, 2022	December 31, 2021
Assets
Cash & cash equivalents	$4,938	$15,754
Other current assets	938	388
Total current assets	$5,876	$16,142

Liabilities
Accounts payable	$1,089	$175
Accrued expenses and other current liabilities	3,620	16,240
Total current liabilities	$4,709	$16,415

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(5) Acquisition
Sunshine Fitness Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests (“Sunshine Acquisition”) of Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). The Company acquired 114 stores in Alabama, Florida, Georgia, North Carolina, and South Carolina from Sunshine Fitness. The purchase price of the acquisition was $824,587 consisting of $430,857 in cash consideration, and $393,730 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company, valued based on the closing trading price of the Company’s Class A common stock on the acquisition date. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,160, which has been reflected in other (gains) losses, net in the consolidated statement of operations. The loss reduced the net purchase price to $823,427. In connection with the acquisition, the Company recorded a gain of $2,059 related to the settlement of preexisting contracts with Sunshine Fitness within other (gains) losses, net on the consolidated statement of operations. The acquired stores are included in the corporate-owned stores segment.
The allocation of the estimated purchase consideration was as follows:

Amount
Cash and cash equivalents	$5,917
Other current assets	757
Property and equipment	153,092
Right of use assets	162,827
Other long-term assets	1,830
Intangible assets	259,430
Goodwill	488,544
Deferred income taxes, net	(54,737)
Deferred revenue	(16,973)
Other current liabilities	(13,720)
Lease liabilities	(162,327)
Other long-term liabilities	(1,213)
$823,427
The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques. The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to increased expansion for market opportunities, the expansion of store membership and synergies from the integration of the stores into the broader corporate-owned store portfolio. Approximately $175,600 of the goodwill recorded is expected to be amortizable and deductible for tax purposes, the majority of which is deductible over 15 years.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table sets forth the components of identifiable intangible assets acquired in the Sunshine Acquisition and their estimated useful lives as of the date of the acquisition:

	Fair value	Useful life
Reacquired franchise rights (1)	233,070	11.3
Customer relationships (2)	24,920	8.0
Reacquired area development rights (3)	1,440	5.0
Total intangible assets subject to amortization	259,430
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
Revenues and income before taxes of Sunshine Fitness included in the Company’s consolidated statement of operations from the acquisition date of February 10, 2022 to December 31, 2022 are as follows:

Year Ended December 31, 2022
Total revenues	$180,841
Income before taxes	$17,478

The following pro forma financial information summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The unaudited pro forma financial information was as follows:

	Year Ended December 31,
	2022	2021
Total revenues	957,222	731,606
Income before taxes	161,284	41,041
Net income	110,340	37,911

(6) Sale of corporate-owned stores
On August 31, 2022, the Company sold 6 corporate-owned stores located in Colorado to a franchisee for $20,820. The net value of assets derecognized in connection with the sale amounted to $19,496, which included goodwill of $14,423, intangible assets of $2,629, and net tangible assets of $2,444, which resulted in a gain on sale of corporate-owned stores of $1,324.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

(7) Property and equipment
Property and equipment as of December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
Land	$1,341	$1,341
Equipment	140,160	66,369
Leasehold improvements	272,360	146,810
Buildings and improvements	8,589	8,589
Furniture & fixtures	59,015	29,409
Information technology and systems assets	78,330	62,803
Other	2,920	2,463
Construction in progress	13,974	8,199
	$576,689	$325,983
Accumulated depreciation	(227,869)	(152,296)
Total	$348,820	$173,687
The Company recorded depreciation expense of $83,310, $46,123, and $36,943 for the years ended December 31, 2022, 2021 and 2020, respectively.

(8) Investments
Investments - Debt securities
As of December 31, 2022, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the year ended December 31, 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. The Company utilized a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The Company derived its estimate using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis during the years ended December 31, 2022 and December 31, 2021, the Company recorded a gain on the adjustment of its allowance for credit losses of $2,505 and expense of $17,462, respectively, within other (income) expense on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $28,277 and $26,401 and the allowance for expected credit losses was $14,957 and $17,462, as of December 31, 2022 and December 31, 2021, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. During the years ended December 31, 2022 and December 31, 2021, respectively, the Company recognized dividend income of $1,876 and $1,401 within other income (expense) on the consolidated statements of operations.
As of December 31, 2022, the Company’s held-to-maturity investment had a contractual maturity in 2026.
A rollforward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning allowance for expected credit losses	$17,462	$—
(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investment	(2,505)	17,462
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$14,957	$17,462

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Bravo Fit Holdings Pty Ltd, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000. In the fourth quarter of 2022, the Company invested an additional $2,449 in Bravo Fit Holdings Pty Ltd. Following such additional investment, its ownership remained at 21%. For the years ended December 31, 2022 and December 31, 2021, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $467 and $179, respectively, recorded within equity earnings of unconsolidated entities on the consolidated statement of operations. The adjusted carrying value of the equity method investment was $11,802 and $9,820 as of December 31, 2022 and December 31, 2021, respectively.
(9) Leases

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Right of use asset, net	$346,937	$190,330
Finance	Property and equipment, net	370	222
Total lease assets		$347,307	$190,552

Liabilities
Current:
Operating	Other current liabilities	$33,233	$22,523
Noncurrent:
Operating	Lease liabilities, net of current portion	341,843	197,682
Finance	Other liabilities	380	230
Total lease liabilities		$375,456	$220,435

Weighted-average remaining lease term (years) - operating leases		8.1	8.7

Weighted-average discount rate - operating leases		4.7%	5.0%

For the years ended December 31, 2022, 2021 and 2020, the components of lease cost were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$56,319	$29,012	$26,255
Variable lease cost	20,327	11,317	10,324
Total lease cost	$76,646	$40,329	$36,579

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid, net, for lease liabilities	$44,928	$28,126	$24,091
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding the Sunshine Acquisition	$37,928	$48,651	$33,140
Sunshine Acquisition operating lease ROU assets obtained in exchange for operating lease liabilities	$162,827	$—	$—

As of December 31, 2022, maturities of lease liabilities were as follows:

Amount
2023	$49,853
2024	60,578
2025	60,889
2026	59,495
2027	54,964
Thereafter	170,818
Total lease payments	$456,597
Less: imputed interest	81,141
Present value of lease liabilities	$375,456

As of December 31, 2022, operating lease payments exclude approximately $19,017 of legally binding minimum lease payments for leases signed but not yet commenced.
(10) Goodwill and intangible assets
A summary of goodwill and intangible assets at December 31, 2022 and 2021 is as follows:

December 31, 2022	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	10.6	$198,813	(153,243)	$45,570
Reacquired franchise and area development rights	10.8	268,058	(43,161)	224,897
		$466,871	$(196,404)	$270,467
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$613,471	$(196,404)	$417,067
Goodwill		$702,690	$—	$702,690

December 31, 2021	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	11.0	$174,033	(137,699)	$36,334
Reacquired franchise rights	8.0	38,158	(20,155)	18,003
		$212,191	$(157,854)	$54,337
Indefinite-lived intangible:
Trade and brand names	N/A	146,600	—	146,600
Total intangible assets		$358,791	$(157,854)	$200,937
Goodwill		$228,569	$—	$228,569

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

A rollforward of goodwill during the years ended December 31, 2022 and 2021 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2020	$16,938	$118,217	$92,666	$227,821
Acquisition of franchisee-owned stores	—	748	—	748
As of December 31, 2021	$16,938	$118,965	$92,666	$228,569
Acquisition of franchisee-owned stores	—	488,544	—	488,544
Sale of corporate-owned stores	—	(14,423)	—	(14,423)
As of December 31, 2022	$16,938	$593,086	$92,666	$702,690
The Company determined that no impairment charges were required during any periods presented. Increases to goodwill were due to the acquisition of 114 and 2 franchisee-owned stores in 2022 and 2021, respectively. The sale of 6 corporate-owned stores decreased goodwill in 2022.
Amortization expense related to the intangible assets totaled $40,294, $16,677, and $16,888 for the years ended December 31, 2022, 2021 and 2020, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2022 is as follows:

Amount
2023	$50,307
2024	47,601
2025	35,476
2026	31,024
2027	27,119
Thereafter	78,940
Total	$270,467

(11) Long-term debt
Long-term debt as of December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
2018-1 Class A-2-I notes	$—	$556,312
2018-1 Class A-2-II notes	598,438	604,688
2019-1 Class A-2 notes	533,500	539,000
2022-1 Class A-2-I notes	421,812	—
2022-1 Class A-2-II notes	471,437	—
Borrowings under Variable Funding notes	—	75,000
Total debt, excluding deferred financing costs	2,025,187	1,775,000
Deferred financing costs, net of accumulated amortization	(26,306)	(17,227)
Total debt	1,998,881	1,757,773
Current portion of long-term debt	20,750	17,500
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,978,131	$1,740,273

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of December 31, 2022 are as follows:

Amount
2023	$20,750
2024	20,750
2025	600,438
2026	419,313
2027	10,250
Thereafter	953,686
Total	$2,025,187
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
As noted above, the Company borrowed the full $75,000 in 2022 Variable Funding Notes on February 10, 2022, which was repaid in full using cash on hand on May 9, 2022. If outstanding, the 2022 Variable Funding Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the secured overnight financing rate for

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2022 Variable Funding Notes. There is a commitment fee on the unused portion of the 2022 Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the 2022 Variable Funding Notes, if any, will be repaid in full on or prior to December 2026, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2022 Variable Funding Notes equal to 5.0% per year.
In connection with the issuance of the 2018 Notes, 2019 Notes, and 2022 Notes, the Company incurred debt issuance costs of $27,133, $10,577, and $16,193 respectively. The debt issuance costs are being amortized to interest expense through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-I Notes prior to the Anticipated Repayment Date, the Company recorded a loss on early extinguishment of debt of $1,583 within interest expense on the Consolidated statements of operations, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-I Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2022, the Company had restricted cash held by the Trustee of $46,651.
(12) Revenue from contracts with customers
Contract Liabilities
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. We classify these contract liabilities as deferred revenue in our consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2021 and December 31, 2022:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Contract liabilities
Balance at December 31, 2021	$61,779
Revenue recognized that was included in the contract liability at the beginning of the year	(28,115)
Other gain on settlement of preexisting contracts in connection with the Sunshine Acquisition	(2,059)
Deferred revenue acquired in the Sunshine Acquisition	16,973
Increase, excluding amounts recognized as revenue during the period	38,333
Balance at December 31, 2022	$86,911

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2023	$53,759
2024	5,305
2025	3,931
2026	3,495
2027	3,030
Thereafter	17,391
Total	$86,911
The summary set forth below represents the balances in deferred revenue as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Prepaid membership fees	$14,160	$6,491
Enrollment fees	3,806	1,257
Equipment discount	5,256	3,152
Annual membership fees	26,848	13,591
Area development and franchise fees	36,841	37,288
Total deferred revenue	86,911	61,779
Long-term portion of deferred revenue	33,152	33,428
Current portion of deferred revenue	$53,759	$28,351

Equipment deposits received in advance of delivery as of December 31, 2022 and 2021 were $8,443 and $6,036, respectively and are expected to be recognized as revenue in the next twelve months.
(13) Related party transactions
Activity with franchisees considered to be related parties is summarized below.

	For the Year Ended December 31,
	2022	2021	2020
Franchise revenue	$4,074	$3,511	$1,783
Equipment revenue	1,909	1,626	515
Total revenue from related parties	$5,983	$5,137	$2,298

Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $467 and $292 as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the Company had $80,717 and $84,595, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 17.

The Company provides administrative services to the NAF and typically charges the NAF a fee for providing those services, but temporarily suspended charging these fees in June 2020 through December 31, 2020 as a result of the COVID-19 pandemic. The services provided include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted $2,437, $1,997 and $793 for the years ended December 31, 2022, 2021 and 2020, respectively.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $272 and $220, during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the software was being utilized at 192 and 110 corporate-owned stores, respectively, and approximately 672 and 653 franchise stores, respectively.
For the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $378, $173 and $90, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our Chief Executive Officer.
(14) Stockholders’ equity
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
During the year ended December 31, 2022, the Company issued 517,348 shares of Class A Common Stock, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock as consideration in conjunction with the Sunshine Acquisition. See Note 5.
Other Exchanges
During the years ended December 31, 2022, 2021 and 2020, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 548,175, 622,979 and 4,839,866 Holdings Units, respectively, for 548,175, 622,979 and 4,839,866 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 548,175, 622,979 and 4,839,866 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 548,175, 622,979 and 4,839,866 Holdings Units, during the years ended December 31, 2022, 2021 and 2020 respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2022:
•the public investors collectively owned 83,430,495 shares of our Class A common stock, representing 93.1% of the voting power in the Company and, through the Company, 93.1% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively hold 6,145,722 Holdings Units, representing 6.9% of the economic interest in Pla-Fit Holdings and 6,145,722 shares of our Class B common stock, representing 6.9% of the voting power in the Company;
Share repurchase programs
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
During the year ended December 31, 2022, the Company purchased 1,528,720 shares of Class A common stock for a total cost of $94,315. All purchased shares were retired. Subsequent to these repurchases, there was $105,686 remaining under the 2019 share repurchase program.
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaces the 2019 share repurchase program. During January 2023, the Company purchased 317,599 shares of Class A common stock for a total cost of $25,005.
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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2022, 2021, or 2020.
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2022 or 2021.
(15) Equity-based compensation
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
The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

	Year ended December 31,
	2022	2021
Expected term (years)(1)	0.25 - 6.25	6.25
Expected volatility(2)	28.0% - 55.5%	48.8% - 49.4%
Risk-free interest rate(3)	0.65% - 4.20%	1.05% - 1.21%
Dividend yield(4)	—%	—%

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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

A summary of stock option activity for the year ended December 31, 2022:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	832,325	$43.86
Granted	119,364	$77.05
Exercised	(8,063)	$23.17
Forfeited	(73,687)	$76.39
Outstanding at December 31, 2022	869,939	$45.85	5.5	$28,903
Vested or expected to vest at December 31, 2022	869,939	$45.85	5.5	$28,903
Exercisable at December 31, 2022	650,955	$35.49	4.7	$28,193

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2022 was $29.31. During the years ended December 31, 2022 and 2021, $2,947 and $3,915, respectively, was recorded to selling, general and administrative expense related to stock options. As of December 31, 2022, total unrecognized compensation expense related to unvested stock options, was $3,045, which is expected to be recognized over a weighted-average period of 1.9 years.
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

	Restricted stock units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2022	138,917	$71.65
Granted	80,472	$82.42
Vested	(65,433)	$66.06
Forfeited	(48,592)	$84.38
Unvested outstanding at December 31, 2022	105,364	$77.47	1.8	$8,303
During the years ended December 31, 2022 and 2021, $4,202 and $4,568, respectively, was recorded to selling, general and administrative expense related to RSUs. As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs was $3,162, which is expected to be recognized over a weighted-average period of 1.8 years.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Performance share units	Weighted average fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Unvested outstanding at January 1, 2022	—	$—
Granted	95,338	$90.21
Vested	—	$—
Forfeited	(66,394)	$93.52
Unvested outstanding at December 31, 2022	28,944	$82.61	2.2	$2,281
Expected to vest at December 31, 2022	25,177	$82.61	2.2	$1,984
During the years ended December 31, 2022 and 2021, $540 and $0, respectively, was recorded to selling, general and administrative expense related to the PSUs. As of December 31, 2022, total unrecognized compensation expense related to unvested PSUs was $1,540, which is expected to be recognized over a weighted average period of 2.2 years.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2022, a total of 1,000,000 shares of common stock were authorized and available for the issuance of equity awards under the ESPP. During the year ended December 31, 2022, employees purchased 16,375 shares and $377 was recorded to expense related to the ESPP.
(16) Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income or loss attributable to Planet Fitness, Inc. for the years ended December 31, 2022, 2021, and 2020, by the weighted-average number of shares of Class A common stock outstanding during the same periods. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
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

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Basic net income per share:	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator
Net income (loss)	$110,456	$46,122	$(15,204)
Less: net income (loss) attributable to non-controlling interests	11,054	3,348	(213)
Net income (loss) attributable to Planet Fitness, Inc. - basic & diluted	$99,402	$42,774	$(14,991)
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,136,819	83,295,580	80,303,277
Effect of dilutive securities:
Stock options	351,200	540,381	—
Restricted stock units	54,864	58,188	—
Performance stock units	1,215	—	—
Weighted-average shares of Class A common stock outstanding - diluted	84,544,098	83,894,149	80,303,277
Earnings (loss) per share of Class A common stock - basic	$1.18	$0.51	$(0.19)
Earnings (loss) per share of Class A common stock - diluted	$1.18	$0.51	$(0.19)
Potentially dilutive stock options of 528,464 and restricted stock units of 41,223 for the year ended December 31, 2020 were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.
Weighted average shares of Class B common stock of 5,867,367, 3,323,399 and 6,292,971 for the years ended December 31, 2022, 2021 and 2020, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted-average stock options outstanding of 244,660, 160,833 and 162,740 for the years ended December 31, 2022, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 11,963, 114 and 548, for the year ended December 31, 2022, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average performance stock units outstanding of 1,066, 0 and 0, for the year ended December 31, 2022, 2021 and 2020, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
(17) Income taxes
Income (loss) before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$158,345	$52,425	$(13,382)
Foreign	3,093	(465)	(1,135)
Total income (loss) before the provision for income taxes	161,438	51,960	(14,517)

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$(314)	$(6,938)
State	842	4,197	256
Foreign	1,055	248	156
Total current tax expense (benefit)	1,897	4,131	(6,526)
Deferred:
Federal	27,401	11,079	2,769
State	21,049	(9,750)	4,530
Foreign	168	199	(86)
Total deferred tax expense	48,618	1,528	7,213
Provision for income taxes	$50,515	$5,659	$687

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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.0%	6.6%	5.7%
State rate change impact on deferred taxes	8.6%	(22.7)%	(37.4)%
Tax benefit arrangement liability adjustment	(1.8)%	4.7%	8.6%
Foreign tax rate differential	0.2%	0.7%	(1.0)%
Withholding taxes and other	0.3%	0.6%	(0.3)%
Colorado store sale	0.9%	—%	—%
Change in valuation allowance	(0.4)%	8.6%	—%
Equity-based compensation	(0.2)%	(7.4)%	—%
Income attributable to non-controlling interests	(1.3)%	(1.2)%	(1.3)%
Effective tax rate	31.3%	10.9%	(4.7)%

The Company’s effective tax rate was 31.3% for the year ended December 31, 2022, in comparison to the U.S. statutory tax rate in 2022 of 21.0%. The effective tax rate differs from the U.S. statutory rate primarily due to an income tax expense recorded in 2022 resulting from a change in our deferred tax rate, in addition to the fact that we are subject to taxation in various state and local jurisdictions resulting in an increase in our effective tax rate.

The Company’s effective tax rate was 31.3% for the year ended December 31, 2022, compared to 10.9% in the prior year. The increase in the effective income tax rate was primarily due to an income tax expense in 2022 resulting from a change in our deferred tax rate, partially offset by a reduction in state and local taxes.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$5,277	$7,518
Goodwill and intangible assets	401,438	487,752
Net operating loss	53,370	47,361
Lease liabilities	91,205	53,625
Other	12,585	11,209
Deferred tax assets	563,875	607,465
Valuation allowance	(4,037)	(4,630)
Deferred tax assets, net of valuation allowance	$559,838	$602,835
Deferred tax liabilities:
Prepaid expenses	(952)	(2,244)
Property and equipment	(23,718)	(16,433)
Right of use assets	(82,074)	(44,894)
Total deferred tax liabilities	$(106,744)	$(63,571)
Total deferred tax assets and liabilities	$453,094	$539,264
Reported as:
Deferred income taxes - non-current assets	$454,565	$539,264
Deferred income taxes - non-current liabilities	(1,471)	—
Total deferred tax assets and liabilities	$453,094	$539,264
As of December 31, 2022, we had a net deferred tax asset of $453,094, primarily resulting from tax attributes generated from past exchanges and sales of Holdings Units which will reduce taxable income in future periods. Substantially all of our deferred tax assets are deemed to be more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, our recent history of generating positive income before taxes, projections of future taxable income and ongoing prudent and feasible tax planning strategies. As of December 31, 2022, the Company has continued to provide a valuation allowance of $4,037 against the portion of its deferred tax assets that would generate capital losses for which the Company does not have sufficient positive evidence to support its recoverability.
As of December 31, 2022, the Company had federal net operating loss carryforwards of $210,717, with an indefinite lived carryforward.
A summary of the changes in the Company’s unrecognized tax positions is as follows:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$420	$420
Increase related to current year tax positions	—	—
Decrease related to prior year tax positions	(92)	—
Balance at end of year	$328	$420
As of December 31, 2022 and 2021, the total liability related to uncertain tax positions was $328 and $420, respectively, and is included within other liabilities on our consolidated balance sheets. The table above presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2022 and 2021.
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2019 through 2022 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and certain future and past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements. Under the first of those agreements, the Company generally is required to pay to the TRA Holders 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay to the Direct TSG Investors 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of the Holdings Units held in respect of the Direct TSG Investors’ interest in the Company, which resulted from the Direct TSG Investors’ purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the benefit of the remaining 15% of the applicable tax savings. The Company recorded other income of $13,831, other expense of $11,737 and other income of $5,949 in the years ended December 31, 2022, 2021 and 2020, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In each year, the remeasurement was primarily due to various state tax legislation changes enacted in the year and in 2022 was also due to the Sunshine Acquisition which resulted in a change in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability.
In connection with the exchanges that occurred during 2022 and 2021, 548,175 and 622,979 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holdings Units, we recorded an increase to our net deferred tax assets of $2,000 and a decrease to our net deferred tax assets of $468, during the years ended December 31, 2022 and 2021, respectively. As a result of these exchanges and other activity, during the years ended December 31, 2022 and 2021 we also recognized deferred tax assets in the amount of $16,326 and $17,714, respectively, and corresponding tax benefit arrangement liabilities of $0 and $15,034, respectively, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $494,465 and $528,107 as of December 31, 2022 and 2021, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2023	$31,940
2024	41,153
2025	51,713
2026	54,038
2027	56,761
Thereafter	258,860
Total	$494,465
(18) Commitments and contingencies
(a) Legal matters
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 27, 2022, the Company and other defendants, including an officer of the Company who is a related party, received a final judgment after appeal to the joint and several judgment against them in a civil action brought by a former employee. In connection with the 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has incurred legal costs on behalf of the defendants in the case, which include a related party. These costs have historically not been material. During the fourth quarter of 2022, the Company and other defendants, as applicable, paid the final judgment in full, of which the Company paid $3,414. During 2022, the Company recorded an increase to its indemnification receivable of $1,189, and recorded a corresponding reserve against the indemnification receivable of $1,189 through other gain (loss) on the statement of operations.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

On December 31, 2020, the Company reached agreement on the settlement of certain legal claims for $3,800 and recorded this amount as expense in other gain (loss) in our consolidated statements of operations in the year ended December 31, 2020.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. The transaction had not closed as of December 31, 2022 as the parties were in dispute over the final terms of the transaction and related matters. Subsequent to year-end, in February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which will include the Company’s acquisition of the franchisee-owned stores and a release of all claims by all parties. In connection with the Preliminary Settlement Agreement, the Company recorded a legal settlement reserve of $8,550, inclusive of estimated future legal fees, through other loss on the statement of operations.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(b) Purchase commitments
As of December 31, 2022, the Company had advertising purchase commitments of approximately $77,865, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $22,019 primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $5,942 and $6,670 as of December 31, 2022 and 2021, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2022 and 2021, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(19) Retirement plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $1,123, $846, and $910 for the years ended December 31, 2022, 2021 and 2020, respectively.
(20) Segments
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
The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020. The “Corporate and other” column, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Franchise segment revenue - U.S.	$321,062	$286,283	$202,844
Franchise segment revenue - International	8,572	4,427	3,312
Franchise segment total	329,634	290,710	206,156
Corporate-owned stores segment - U.S.	375,375	165,433	115,174
Corporate-owned stores segment - International	4,018	1,786	1,968
Corporate-owned stores segment total	379,393	167,219	117,142
Equipment segment - U.S.	212,269	125,023	82,331
Equipment segment - International	15,476	4,071	989
Equipment segment total	227,745	129,094	83,320
Total revenue	$936,772	$587,023	$406,618

Franchise revenue includes revenue generated from placement services of $17,125, $9,968, and $6,918 for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020
Segment EBITDA
Franchise	$216,817	$194,303	$114,968
Corporate-owned stores	142,083	49,196	23,672
Equipment	59,082	29,680	13,097
Corporate and other	(49,366)	(78,265)	(33,242)
Total Segment EBITDA	$368,616	$194,914	$118,495

The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2022	2021	2020
Total Segment EBITDA	$368,616	$194,914	$118,495
Less:
Depreciation and amortization	124,022	62,800	53,832
Other income (expense)	14,983	(11,102)	4,903
Equity earnings (losses) of unconsolidated entities, net of tax	(467)	(179)	—
Income from operations	230,078	143,395	59,760
Interest expense, net	(83,623)	(80,333)	(79,180)
Other income (expense)	14,983	(11,102)	4,903
Income before income taxes	$161,438	$51,960	$(14,517)

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2022	December 31, 2021
Franchise	$161,355	$172,822
Corporate-owned stores	1,559,985	516,714
Equipment	200,020	193,983
Unallocated	933,229	1,132,464
Total consolidated assets	$2,854,589	$2,015,983

Planet Fitness, Inc. and subsidiaries
Notes to Consolidated financial statements
(Amounts in thousands, except share and per share amounts)

The table above includes $916 and $1,203 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2022 and 2021, respectively.
The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2022	December 31, 2021
Franchise	$16,938	$16,938
Corporate-owned stores	593,086	118,965
Equipment	92,666	92,666
Total consolidated goodwill	$702,690	$228,569
(21) Corporate-owned and franchisee-owned stores
The following table shows changes in our corporate-owned and franchisee-owned stores for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Franchisee-owned stores:
Stores operated at beginning of period	2,142	2,021	1,903
New stores opened	144	125	125
Stores acquired from the Company	6	—	—
Stores debranded, sold or consolidated(1)	(116)	(4)	(7)
Stores operated at end of period(2)	2,176	2,142	2,021
Corporate-owned stores:
Stores operated at beginning of period	112	103	98
New stores opened	14	7	5
Stores sold to franchisees	(6)	—	—
Stores acquired from franchisees	114	2	—
Stores operated at end of period(2)	234	112	103
Total stores:
Stores operated at beginning of period	2,254	2,124	2,001
New stores opened	158	132	130
Stores debranded, sold or consolidated(1)	(2)	(2)	(7)
Stores operated at end of period(2)	2,410	2,254	2,124

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
(2)The “stores operated” includes stores that have closed temporarily related to the COVID-19 pandemic. All stores were closed in March 2020 in response to the COVID-19 pandemic, and as of December 31, 2022, all 2,410 were re-opened and operating.
(22) Subsequent events
Subsequent to year-end, in February 2023, the Company reached a Preliminary Settlement Agreement in its litigation with a franchisee, which will include the Company’s acquisition of the franchisee-owned stores and a release of all claims by all parties. See Note 18.

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
An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2022.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules, Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2023

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be held May 1, 2023. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial statements (included in Item 8 of this Annual Report on Form 10-K):
1Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
2Consolidated Balance Sheets as of December 31, 2022 and 2021
3Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
4Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
5Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
6Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
7Notes to Consolidated Financial Statements
(ii)Financial Statements Schedules
1Schedule II – Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
Allowance for uncollectible amounts:
December 31, 2022	$—	$—	$—	$—
December 31, 2021	$7	$10	$(17)	$—
December 31, 2020	$111	$(74)	$(30)	$7

(in thousands)	Balance at Beginning of Period	(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investment	Write-offs and other	Balance at End of Period
Allowance for credit losses on held to maturity investment:
December 31, 2022	$17,462	$(2,505)	$—	$14,957
December 31, 2021	$—	$17,462	$—	$17,462
December 31, 2020	$—	$—	$—	$—

(in thousands)	Balance at Beginning of Period	(Benefit) provision of allowance	Utilization of allowance	Balance at End of Period
Valuation allowance on deferred tax assets:
December 31, 2022	$4,630	$(593)	$—	$4,037
December 31, 2021	$—	$4,630	$—	$4,630
December 31, 2020	$—	$—	$—	$—
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
			8-K	001-37534	2.1	10-Feb-22
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		8-K	001-37534	3.1	23-Feb-23
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
4.2	Amended and Restated Base Indenture dated February 10, 2022 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	10-Feb-22
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18
4.4	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.5	Description of Securities of the Registrant		10-K	001-37534	4.5	28-Feb-20
4.6	Series 2022-1 Supplement dated February 10, 2022, between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.		8-K	001-37534	4.2	10-Feb-22
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.4	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.5	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.6	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.7	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.8	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.9	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.10	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.11	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.12	Employment Agreement with Thomas Fitzgerald		10-K	001-37534	10.13	28-Feb-20
10.13	Employment Agreement with Jeremy Tucker		10-K	001-37534	10.14	01-Mar-21
10.14	Amended and Restated Planet Fitness, Inc. 2015 Omnibus Incentive Plan	X
10.15	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.16	Form of Stock Option Award		10-K	001-37534	10.17	01-Mar-21
10.17	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement		10-K	001-37534	10.18	1-Mar-22
10.18	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18
10.19	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.20	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.21	First Amendment dated February 10, 2022 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	10-Feb-22

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.22	Class A-1 Note Purchase Agreement dated January 25, 2022 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.		8-K	001-37534	10.1	26-Jan-22
10.23	Executive Severance & Change in Control Policy		10-Q	001-37534	10.1	7-May-21
10.24	Registration Rights Agreement, dated February 10, 2022, by and among the Company and the holders party thereto.		8-K	001-37534	10.2	10-Feb-22
10.25	Form of Lock-Up Agreement, dated as of February 10, 2022, by and among the Company, Plat-Fit Holdings, LLC and the holders party thereto.		8-K	001-37534	10.3	10-Feb-22
10.26	Employment Agreement with Jennifer Simmons		8-K	001-37534	10.1	9-Nov-22
10.27	Employment Agreement with Bill Bode		8-K	001-37534	10.2	9-Nov-22
10.28	Separation Agreement with Jeremy Tucker		8-K	001-37534	10.3	9-Nov-22
10.29	Employment Agreement with Shane McGuiness		10-K	001-37534	10.24	1-Mar-22
10.30	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan	X
10.31	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program	X
10.32	Employment Agreement with Edward Hymes	X
10.33	Form of Restricted Stock Unit Director Award Agreement	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X

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

Date: March 1, 2023
Thomas Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Rondeau	Chief Executive Officer and Director	March 1, 2023
Christopher Rondeau	(Principal Executive Officer)

/s/ Thomas Fitzgerald	Chief Financial Officer	March 1, 2023
Thomas Fitzgerald	(Principal Financial Officer)

/s/ Brian O’Donnell	Chief Accounting Officer	March 1, 2023
Brian O’Donnell	(Principal Accounting Officer)

/s/ Enshalla Anderson	Director	March 1, 2023
Enshalla Anderson

/s/ Frances Rathke	Director	March 1, 2023
Frances Rathke

/s/ Craig Benson	Director	March 1, 2023
Craig Benson

/s/ Cammie Dunaway	Director	March 1, 2023
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	March 1, 2023
Stephen Spinelli, Jr.

/s/ Christopher Tanco	Director	March 1, 2023
Christopher Tanco

/s/ Bernard Acoca	Director	March 1, 2023
Bernard Acoca