Form 10-K/A
period 2022-12-31
Planet Fitness, Inc.
filed 2023-03-02
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Auditor name:	KPMG LLP	Auditor Location:	Boston, Massachusetts	Auditor Firm ID:	185
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be held May 1, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Report”) of Planet Fitness, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023. This Amendment is being filed solely to amend the signature page to provide a conformed signature for the Company, which was inadvertently omitted from the Original Report. The original signature page was fully executed on March 1, 2023 and was in the Company’s possession at the time of the filing of the Original Report.
In addition, this Amendment includes an updated exhibit index to include certifications under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not update or modify any other information presented in the Original Report and does not reflect events occurring after the Original Report’s filing date of March 1, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this amended Annual Report on Form 10-K/A.

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
			8-K	001-37534	2.1	10-Feb-22
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		8-K	001-37534	3.1	23-Feb-23
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
4.2	Amended and Restated Base Indenture dated February 10, 2022 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	10-Feb-22
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18
4.4	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.5	Description of Securities of the Registrant		10-K	001-37534	4.5	28-Feb-20
4.6	Series 2022-1 Supplement dated February 10, 2022, between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.		8-K	001-37534	4.2	10-Feb-22
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	Form of Tax Receivable Agreement with the Direct TSG Investors		S-1/A	333-205141	10.6	15-Jul-15
10.4	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.5	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.6	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.7	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.8	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.9	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.10	Amended and Restated Employment Agreement with Dorvin Lively		S-1/A	333-205141	10.12	15-Jul-15
10.11	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.12	Employment Agreement with Thomas Fitzgerald		10-K	001-37534	10.13	28-Feb-20
10.13	Employment Agreement with Jeremy Tucker		10-K	001-37534	10.14	01-Mar-21
10.14	Amended and Restated Planet Fitness, Inc. 2015 Omnibus Incentive Plan		10-K	001-37534	10.14	1-Mar-23
10.15	Form of Planet Fitness, Inc. Cash Incentive Plan		S-1	333-205141	10.17	22-Jun-15
10.16	Form of Stock Option Award		10-K	001-37534	10.17	01-Mar-21
10.17	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement		10-K	001-37534	10.18	1-Mar-22
10.18	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18
10.19	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.20	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.21	First Amendment dated February 10, 2022 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	10-Feb-22

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.22	Class A-1 Note Purchase Agreement dated January 25, 2022 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.		8-K	001-37534	10.1	26-Jan-22
10.23	Executive Severance & Change in Control Policy		10-Q	001-37534	10.1	7-May-21
10.24	Registration Rights Agreement, dated February 10, 2022, by and among the Company and the holders party thereto.		8-K	001-37534	10.2	10-Feb-22
10.25	Form of Lock-Up Agreement, dated as of February 10, 2022, by and among the Company, Plat-Fit Holdings, LLC and the holders party thereto.		8-K	001-37534	10.3	10-Feb-22
10.26	Employment Agreement with Jennifer Simmons		8-K	001-37534	10.1	9-Nov-22
10.27	Employment Agreement with Bill Bode		8-K	001-37534	10.2	9-Nov-22
10.28	Separation Agreement with Jeremy Tucker		8-K	001-37534	10.3	9-Nov-22
10.29	Employment Agreement with Shane McGuiness		10-K	001-37534	10.24	1-Mar-22
10.30	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan		10-K	001-37534	10.30	1-Mar-23
10.31	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program		10-K	001-37534	10.31	1-Mar-23
10.32	Employment Agreement with Edward Hymes		10-K	001-37534	10.32	1-Mar-23
10.33	Form of Restricted Stock Unit Director Award Agreement		10-K	001-37534	10.33	1-Mar-23
21.1	List of Subsidiaries of the Registrant		10-K	001-37534	21.1	1-Mar-23
23.1	Consent of KPMG LLP		10-K	001-37534	23.1	1-Mar-23
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	001-37534	31.1	1-Mar-23
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	001-37534	31.2	1-Mar-23
31.3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-37534	32.1	1-Mar-23
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-37534	32.2	1-Mar-23

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X
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

Planet Fitness, Inc.

Date: March 2, 2023	/s/ Thomas Fitzgerald
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