Form 10-Q
period 2023-03-31
Planet Fitness, Inc.
filed 2023-05-08
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2023 there were 84,957,860 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 4,234,413 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
•We are subject to a variety of additional risks associated with our franchisees, such as potential franchisee bankruptcies, franchisee changes in control, franchisee turnover, rising costs related to construction of new stores and maintenance of existing stores, including rising costs due to inflation and supply chain disruptions, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
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
•Our business and results of operations have been and may in the future be materially impacted by the ongoing COVID-19 pandemic, and could be impacted by similar events in the future; and
•the other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$460,425	$409,840
Restricted cash	62,578	62,659
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of March 31, 2023 and December 31, 2022, respectively	20,750	46,242
Inventory	4,996	5,266
Restricted assets – national advertising fund	13,387	—
Prepaid expenses	17,364	11,078
Other receivables	6,570	14,975
Income tax receivables	2,689	5,471
Total current assets	588,759	555,531
Property and equipment, net of accumulated depreciation of $251,251 and $227,869 as of March 31, 2023 and December 31, 2022, respectively	344,344	348,820
Investments, net of allowances for expected credit losses of $15,212 and $14,957 as of March 31, 2023 and December 31, 2022, respectively	25,085	25,122
Right-of-use assets, net	341,703	346,937
Intangible assets, net	404,490	417,067
Goodwill	702,690	702,690
Deferred income taxes	494,695	454,565
Other assets, net	3,799	3,857
Total assets	$2,905,565	$2,854,589
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$20,750
Accounts payable	16,961	20,578
Accrued expenses	47,014	66,993
Equipment deposits	12,851	8,443
Deferred revenue, current	73,249	53,759
Payable pursuant to tax benefit arrangements, current	31,940	31,940
Other current liabilities	47,458	42,067
Total current liabilities	250,223	244,530
Long-term debt, net of current maturities	1,974,303	1,978,131
Lease liabilities, net of current portion	336,024	341,843
Deferred revenue, net of current portion	33,071	33,152
Deferred tax liabilities	1,459	1,471
Payable pursuant to tax benefit arrangements, net of current portion	464,840	462,525
Other liabilities	4,224	4,498
Total noncurrent liabilities	2,813,921	2,821,620
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 85,230 and 83,430 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	8
Class B common stock, $.0001 par value - 100,000 authorized, 4,245 and 6,146 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	1
Accumulated other comprehensive loss	(367)	(448)
Additional paid in capital	555,267	505,144
Accumulated deficit	(706,017)	(703,717)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(151,108)	(199,012)
Non-controlling interests	(7,471)	(12,549)
Total stockholders’ deficit	(158,579)	(211,561)
Total liabilities and stockholders’ deficit	$2,905,565	$2,854,589
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2023	2022
Revenue:
Franchise	$75,878	$66,117
National advertising fund revenue	16,804	13,967
Corporate-owned stores	105,882	76,157
Equipment	23,661	30,435
Total revenue	222,225	186,676
Operating costs and expenses:
Cost of revenue	19,354	22,361
Store operations	66,015	47,535
Selling, general and administrative	27,767	30,826
National advertising fund expense	16,987	14,547
Depreciation and amortization	36,010	25,683
Other losses (gains), net	3,936	(2,933)
Total operating costs and expenses	170,069	138,019
Income from operations	52,156	48,657
Other expense, net:
Interest income	3,931	209
Interest expense	(21,599)	(22,631)
Other income	113	4,090
Total other expense, net	(17,555)	(18,332)
Income before income taxes	34,601	30,325
Equity losses of unconsolidated entities, net of tax	(265)	(238)
Provision for income taxes	9,567	11,711
Net income	24,769	18,376
Less net income attributable to non-controlling interests	2,064	1,912
Net income attributable to Planet Fitness, Inc.	$22,705	$16,464
Net income per share of Class A common stock:
Basic	$0.27	$0.20
Diluted	$0.27	$0.19
Weighted-average shares of Class A common stock outstanding:
Basic	84,444	84,166
Diluted	84,787	84,635

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2023	2022
Net income including non-controlling interests	$24,769	$18,376
Other comprehensive income, net:
Foreign currency translation adjustments	81	85
Total other comprehensive income, net	81	85
Total comprehensive income including non-controlling interests	24,850	18,461
Less: total comprehensive income attributable to non-controlling interests	2,064	1,912
Total comprehensive income attributable to Planet Fitness, Inc.	$22,786	$16,549

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$24,769	$18,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,010	25,683
Amortization of deferred financing costs	1,360	1,369
Amortization of asset retirement obligations	95	17
Dividends accrued on investment	(483)	(451)
Deferred tax expense	8,082	10,940
Loss on extinguishment of debt	—	1,583
Equity losses of unconsolidated entities, net of tax	265	238
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment	255	(2,110)
Gain on re-measurement of tax benefit arrangement	—	(3,788)
Loss on reacquired franchise rights	—	1,160
Equity-based compensation	2,049	2,850
Other	(139)	(53)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	25,619	14,415
Inventory	266	(589)
Other assets and other current assets	2,010	(5,522)
Restricted assets - national advertising fund	(13,387)	(22,569)
Accounts payable and accrued expenses	(19,928)	(7,284)
Other liabilities and other current liabilities	4,907	1,035
Income taxes	2,736	625
Equipment deposits	4,408	6,869
Deferred revenue	19,395	15,306
Leases	(379)	(90)
Net cash provided by operating activities	97,910	58,010
Cash flows from investing activities:
Additions to property and equipment	(22,997)	(23,872)
Acquisition of franchises, net of cash acquired	—	(425,834)
Net cash used in investing activities	(22,997)	(449,706)
Cash flows from financing activities:
Principal payments on capital lease obligations	(56)	(52)
Proceeds from issuance of long-term debt	—	900,000
Proceeds from issuance of Variable Funding Notes	—	75,000
Repayment of long-term debt and Variable Funding Notes	(5,188)	(634,250)
Payment of financing and other debt-related costs	—	(16,191)
Proceeds from issuance of Class A common stock	6,748	525
Repurchase and retirement of Class A common stock	(25,005)	—
Distributions paid to members of Pla-Fit Holdings	(1,106)	(815)
Net cash (used in) provided by financing activities	(24,607)	324,217
Effects of exchange rate changes on cash and cash equivalents	198	206
Net increase (decrease) in cash, cash equivalents and restricted cash	50,504	(67,273)
Cash, cash equivalents and restricted cash, beginning of period	472,499	603,941
Cash, cash equivalents and restricted cash, end of period	$523,003	$536,668
Supplemental cash flow information:
Net (refund received) cash paid for income taxes	$(1,016)	$130
Cash paid for interest	$20,373	$16,874
Non-cash investing activities:
Non-cash additions to property and equipment	$11,682	$4,470
Fair value of common stock issued as consideration for acquisition	$—	$393,730
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	22,705	2,064	24,769
Equity-based compensation expense	—	—	—	—	—	2,049	—	—	2,049
Exchanges of Class B common stock and other adjustments	1,901	1	(1,901)	(1)	—	(4,353)	—	4,353	—
Repurchase and retirement of Class A common stock	(318)	—	—	—	—		(25,005)	—	(25,005)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	217	—	—	—	—	6,524	—	—	6,524
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	45,903	—	—	45,903
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(233)	(233)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,106)	(1,106)
Other comprehensive income	—	—	—	—	81	—	—	—	81
Balance at March 31, 2023	85,230	$9	4,245	$—	$(367)	$555,267	$(706,017)	$(7,471)	$(158,579)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	16,464	1,912	18,376
Equity-based compensation expense	—	—	—	—	—	2,850	—	—	2,850
Exchanges of Class B common stock	548	—	(548)	—	—	(197)	—	197	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	38	—	—	—	—	374	—	—	374
Issuance of common stock for acquisition	517	—	3,638	—	—	395,545	—	(1,815)	393,730
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	17,535	—	—	17,535
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(228)	(228)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(815)	(815)
Other comprehensive income	—	—	—	—	85	—	—	—	85
Balance at March 31, 2022	84,907	$8	6,146	$1	$97	$479,535	$(692,340)	$1,761	$(210,938)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 18.1 million members and 2,446 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of March 31, 2023.
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
As of March 31, 2023, the Company held 100.0% of the voting interest and approximately 95.3% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 4.7% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the SEC on March 1, 2023, as amended on March 2, 2023. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value and estimated fair value of certain liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Liabilities
Long-term debt(1)	$2,020,000	$1,821,251	$2,025,188	$1,730,634
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(d) Recent accounting pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company’s financial position or results of operations.

(3) Investments
Investments - Debt securities
As of March 31, 2023, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the three months ended March 31, 2023 and 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. Based upon its analysis, the Company recorded a loss for the three months ended March 31, 2023 of $255 and a gain for the three months ended March 31, 2022 of $2,110, within other losses (gains), net on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $28,760 and $28,277 and the allowance for expected credit losses was $15,212 and $14,957, as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized dividend income of $483 and $451, respectively, within other income on the consolidated statements of operations.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of March 31, 2023, all of the Company’s held-to-maturity investments had a contractual maturity in 2026.
A roll forward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

	Three months ended March 31,
	2023	2022
Beginning allowance for expected credit losses	$14,957	$17,462
Loss (gain) on adjustment of allowance for expected credit losses	255	(2,110)
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$15,212	$15,352
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership in Bravo Fit Holdings Pty Ltd, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000. In the fourth quarter of 2022, the Company invested an additional $2,449 in Bravo Fit Holdings Pty Ltd. Following such additional investment, its ownership remained at 21%. For the three months ended March 31, 2023 and 2022, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $265 and $238, respectively, recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $11,537 and $11,802 as of March 31, 2023 and December 31, 2022, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(4) Acquisition
Sunshine Fitness Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests (“Sunshine Acquisition”) of Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). The Company acquired 114 stores in Alabama, Florida, Georgia, North Carolina, and South Carolina from Sunshine Fitness. The purchase price of the acquisition was $824,587 consisting of $430,857 in cash consideration, and $393,730 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company, valued based on the closing trading price of the Company’s Class A common stock on the acquisition date. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,160, which has been reflected in other losses (gains), net in the condensed consolidated statement of operations. The loss reduced the net purchase price to $823,427. In connection with the acquisition, the Company recorded a gain of $2,059 related to the settlement of preexisting contracts with Sunshine Fitness within other losses (gains), net on the condensed consolidated statement of operations. The acquired stores are included in the corporate-owned stores segment.
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
The fair value of the identified intangible assets subject to amortization will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received.
The following pro forma financial information for the three months ended March 31, 2022 summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The three months ended March 31, 2023 total revenues, income before taxes, and net income are included within the condensed consolidated statement of operations.

Three months ended March 31,
2022
Total revenues	207,126
Income before taxes	30,358
Net income	18,401

(5) Sale of corporate-owned stores

On August 31, 2022, the Company sold 6 corporate-owned stores located in Colorado to a franchisee for $20,820. The net value of assets derecognized in connection with the sale amounted to $19,496, which included goodwill of $14,423, intangible assets of $2,629, and net tangible assets of $2,444, which resulted in a gain on sale of corporate-owned stores of $1,324 during the three months ended September 30, 2022.
(6) Goodwill and intangible assets
A summary of goodwill and intangible assets at March 31, 2023 and December 31, 2022 is as follows:

March 31, 2023	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$198,813	$(157,214)	$41,599
Reacquired franchise and area development rights	268,058	(51,767)	216,291
	466,871	(208,981)	257,890
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$613,471	$(208,981)	$404,490
Goodwill	$702,690	$—	$702,690

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$198,813	$(153,243)	$45,570
Reacquired franchise and area development rights	268,058	(43,161)	224,897
	466,871	(196,404)	270,467
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$613,471	$(196,404)	$417,067
Goodwill	$702,690	$—	$702,690
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $12,587 and $8,528 for the three months ended March 31, 2023 and 2022, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of March 31, 2023 is as follows:

Amount
Remainder of 2023	$37,730
2024	47,601
2025	35,476
2026	31,024
2027	27,119
Thereafter	78,940
Total	$257,890
(7) Long-term debt
Long-term debt as of March 31, 2023 and December 31, 2022 consists of the following:

	March 31, 2023	December 31, 2022
2018-1 Class A-2-II notes	$596,875	$598,438
2019-1 Class A-2 notes	532,125	533,500
2022-1 Class A-2-I notes	420,750	421,812
2022-1 Class A-2-II notes	470,250	471,437
Total debt, excluding deferred financing costs	2,020,000	2,025,187
Deferred financing costs, net of accumulated amortization	(24,947)	(26,306)
Total debt	1,995,053	1,998,881
Current portion of long-term debt	20,750	20,750
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,974,303	$1,978,131

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Future annual principal payments of long-term debt as of March 31, 2023 are as follows:

Amount
Remainder of 2023	$15,563
2024	20,750
2025	600,436
2026	419,313
2027	10,250
Thereafter	953,688
Total	$2,020,000
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or certain letters of credit (the “Letters of Credit”) under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes”). The Company fully drew down on the 2018 Variable Funding Notes on March 20, 2020. On December 3, 2019, the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes” and, together with the 2018 Notes, the “Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “2019 Indenture”). On February 10, 2022, the Company completed a prepayment in full of its 2018 Class A-2-I Notes and an issuance of Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I with an initial principal amount of $425,000 and Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $475,000 (the “2022 Notes” and, together with the 2018 Notes and 2019 Notes, the “Notes”), and also entered into a new revolving financing facility that allows for the issuance of up to $75,000 in Variable Funding Notes (“2022 Variable Funding Notes”) and certain Letters of Credit (the issuance of such notes, the “Series 2022-I Issuance”). The 2022 Notes were issued under the 2018 Indenture and a related supplemental indenture dated February 10, 2022 (together, with the 2019 Indenture, the “Indenture”). Together, the Notes, 2018 Variable Funding Notes and 2022 Variable Funding Notes will be referred to as the “Securitized Senior Notes”. On February 10, 2022, the Company borrowed the full amount of the $75,000 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full. On May 9, 2022, the Company repaid in full its $75,000 of borrowings under the 2022 Variable Funding Notes using cash on hand.
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
As noted above, the Company borrowed the full $75,000 in 2022 Variable Funding Notes on February 10, 2022, which was repaid in full using cash on hand on May 9, 2022. If outstanding, the 2022 Variable Funding Notes will accrue interest at a

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the secured overnight financing rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the 2022 Variable Funding Notes. There is a commitment fee on the unused portion of the 2022 Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the 2022 Variable Funding Notes, if any, will be repaid in full on or prior to December 2026, subject to two additional one-year extension options. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the 2022 Variable Funding Notes equal to 5.0% per year.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2023, the Company had restricted cash held by the Trustee of $46,570.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(8) Leases

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Right of use asset, net	$341,703	$346,937
Finance lease assets	Property and equipment, net	314	370
Total lease assets		$342,017	$347,307

Liabilities
Current:
Operating	Other current liabilities	$35,519	$33,233
Noncurrent:
Operating	Lease liabilities, net of current portion	336,024	341,843
Financing	Other liabilities	324	380
Total lease liabilities		$371,867	$375,456

Weighted-average remaining lease term (years) - operating leases		7.9	8.1

Weighted-average discount rate - operating leases		4.8%	4.7%

During the three months ended March 31, 2023 and 2022, the components of lease cost were as follows:

	Three months ended March 31,
	2023	2022
Operating lease cost	$14,904	$11,595
Variable lease cost	5,751	4,614
Total lease cost	$20,655	$16,209

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended March 31,
	2023	2022
Cash paid for lease liabilities	$13,302	$10,536
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding the Sunshine Acquisition	$4,661	$5,997
Sunshine Acquisition operating lease ROU assets obtained in exchange for operating lease liabilities	$—	$162,827

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of March 31, 2023, maturities of lease liabilities were as follows:

Amount
Remainder of 2023	$36,996
2024	60,520
2025	61,529
2026	60,858
2027	56,087
Thereafter	175,331
Total lease payments	$451,321
Less: imputed interest	79,454
Present value of lease liabilities	$371,867

As of March 31, 2023, future operating lease payments exclude approximately $32,037 of legally binding minimum lease payments for leases signed but not yet commenced.
(9) Revenue recognition
Contract Liabilities
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and national advertising fund (“NAF”) revenue billed in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to its equipment business. The Company classifies these contract liabilities as deferred revenue in its condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2022 and March 31, 2023:

Contract liabilities
Balance at December 31, 2022	$86,911
Revenue recognized that was included in the contract liability at the beginning of the year	(30,159)
Increase, excluding amounts recognized as revenue during the period	49,568
Balance at March 31, 2023	$106,320
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2023	$69,023
2024	8,466
2025	4,123
2026	3,624
2027	3,152
Thereafter	17,932
Total	$106,320
Equipment deposits received in advance of delivery as of March 31, 2023 and December 31, 2022 were $12,851 and $8,443, respectively, and are expected to be recognized as revenue in the next twelve months.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(10) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	For the three months ended March 31,
	2023	2022
Franchise revenue	$1,247	$973
Equipment revenue	5	11
Total revenue from related parties	$1,252	$984
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $472 and $467 as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $83,032 and $80,717, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 13.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $917 and $684 for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred approximately $181 and $106, respectively, which is included within selling, general and administrative expense on the condensed consolidated statements of operations, for corporate travel to a third-party company which is affiliated with the Chief Executive Officer.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $91 and $63, during the three months ended March 31, 2023 and 2022, respectively.
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
During the three months ended March 31, 2023, certain existing holders of Holdings Units exercised their exchange rights and exchanged 1,900,309 Holdings Units for 1,900,309 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 1,900,309 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,900,309 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of March 31, 2023:
•Holders of Class A common stock owned 85,230,399 shares of Class A common stock, representing 95.3% of the voting power in the Company and, through the Company, 85,230,399 Holdings Units representing 95.3% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 4,245,413 Holdings Units, representing 4.7% of the economic interest in Pla-Fit Holdings, and 4,245,413 shares of Class B common stock, representing 4.7% of the voting power in the Company.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Share repurchase program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program. During the three months ended March 31, 2023, the Company repurchased 317,599 shares of Class A common stock for a total cost of $25,005. All repurchased shares were retired. Subsequent to these repurchases, there is $474,995 remaining under the 2022 share repurchase program. The timing of purchases and amount of stock repurchased are subject to the Company’s discretion and dependent upon market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. The ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of March 31, 2023 and December 31, 2022.

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
The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
	2023	2022
Numerator
Net income	$24,769	$18,376
Less: net income attributable to non-controlling interests	2,064	1,912
Net income attributable to Planet Fitness, Inc.	$22,705	$16,464
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,444,003	84,166,027
Effect of dilutive securities:
Stock options	271,680	386,486
Restricted stock units	63,358	82,670
Performance stock units	7,654	—
Weighted-average shares of Class A common stock outstanding - diluted	84,786,695	84,635,183
Earnings per share of Class A common stock - basic	$0.27	$0.20
Earnings per share of Class A common stock - diluted	$0.27	$0.19
Weighted average shares of Class B common stock of 5,007,448 and 5,016,837 for the three months ended March 31, 2023 and 2022, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

dilutive. Weighted average stock options outstanding of 196,209 and 198,203 for the three months ended March 31, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 0 and 43,969 for the three months ended March 31, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average performance stock units outstanding of 53 and 0 for the three months ended March 31, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 27.6% and 38.6% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $493,236 and $453,094 as of March 31, 2023 and December 31, 2022, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of March 31, 2023 and December 31, 2022, the total liability related to uncertain tax positions was $328. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2023 and 2022 were not material.
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
As of March 31, 2023 and December 31, 2022, the Company had a liability of $496,780 and $494,465, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2023	$31,940
2024	44,716
2025	55,229
2026	54,829
2027	41,949
Thereafter	268,117
Total	$496,780

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

During the three months ended March 31, 2023, 1,900,309 Holdings Units were exchanged for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, the Company recorded a decrease to net deferred tax assets of $2,605 during the three months ended March 31, 2023. As a result of these exchanges, during the three months ended March 31, 2023, the Company also recognized deferred tax assets in the amount of $50,823 as a result of the increase in tax basis. A majority of these exchanges were not made by TRA holders, which did not result in an increase in the tax benefit arrangement liability. Of the exchanges that were made by TRA holders, they resulted in an increase in the tax benefit arrangement liability of $2,315. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
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
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which will include the Company’s acquisition of the franchisee-owned stores and a release of all claims by all parties. The transaction has not closed as of March 31, 2023 as the parties finalize the settlement terms. In connection with the Preliminary Settlement Agreement, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees, through other loss on the statement of operations. As of March 31, 2023, the Company revised its estimate of the legal settlement, and recorded an increase to the estimated liability of $3,300 to $11,850, inclusive of legal fees paid.
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
The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2023 and 2022. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue
Franchise segment revenue - U.S.	$90,288	$78,434
Franchise segment revenue - International	2,394	1,650
Franchise segment total	92,682	80,084
Corporate-owned stores - U.S.	104,808	75,401
Corporate-owned stores - International	1,074	756
Corporate-owned stores total	105,882	76,157
Equipment segment - U.S.	23,105	29,790
Equipment segment - International	556	645
Equipment segment total	23,661	30,435
Total revenue	$222,225	$186,676
Franchise segment revenue includes franchise revenue, NAF revenue, and commission income.
Franchise revenue includes revenue generated from placement services of $1,613 and $2,339 for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022
Segment EBITDA
Franchise	$64,735	$60,106
Corporate-owned stores	33,530	23,364
Equipment	5,571	8,653
Corporate and other	(15,822)	(13,931)
Total Segment EBITDA	$88,014	$78,192

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended March 31,
	2023	2022
Total Segment EBITDA	$88,014	$78,192
Less:
Depreciation and amortization	36,010	25,683
Other income	113	4,090
Equity losses of unconsolidated entities, net of tax	(265)	(238)
Income from operations	52,156	48,657
Interest income	3,931	209
Interest expense	(21,599)	(22,631)
Other income	113	4,090
Income before income taxes	$34,601	$30,325

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	March 31, 2023	December 31, 2022
Franchise	$187,264	$161,355
Corporate-owned stores	1,563,674	1,559,985
Equipment	180,164	200,020
Unallocated	974,463	933,229
Total consolidated assets	$2,905,565	$2,854,589
The table above includes $868 and $916 of long-lived assets located in the Company’s international corporate-owned stores as of March 31, 2023 and December 31, 2022, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2023	December 31, 2022
Franchise	$16,938	$16,938
Corporate-owned stores	593,086	593,086
Equipment	92,666	92,666
Consolidated goodwill	$702,690	$702,690

(16) Corporate-owned and franchisee-owned stores
The following table shows changes in corporate-owned and franchisee-owned stores for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,176	2,142
New stores opened	35	34
Stores debranded, sold, or consolidated(1)	—	(114)
Stores operated at end of period	2,211	2,062

Corporate-owned stores:
Stores operated at beginning of period	234	112
New stores opened	1	3
Stores acquired from franchisees	—	114
Stores operated at end of period	235	229

Total stores:
Stores operated at beginning of period	2,410	2,254
New stores opened	36	37
Stores operated at end of period	2,446	2,291
 (1)     The term “debrand” refers to a franchisee-owned store whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. The Company retains the right to prevent debranded stores from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s store with another store located in close proximity with prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining store.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(17) Subsequent events
On April 16, 2023, the Company completed an acquisition of four franchise stores operating in Florida for approximately $26,300 using cash on hand.
Subsequent to March 31, 2023, through May 5, 2023, the Company repurchased 490,923 shares of Class A common stock under its 2022 share repurchase program for a total cost of $37,585.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized international brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience primarily at only $10 per month for our standard membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users and the approximately 80% of the U.S. and Canadian populations over age 14 who do not belong to a gym, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’s community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of March 31, 2023, we had more than 18.1 million members and 2,446 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,446 stores, 2,211 are franchised and 235 are corporate-owned. As of March 31, 2023, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three months ended March 31, 2023 and March 31, 2022. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended March 31,
(in thousands)	2023	2022
Revenue
Franchise segment	$92,682	$80,084
Corporate-owned stores segment	105,882	76,157
Equipment segment	23,661	30,435
Total revenue	$222,225	$186,676

Segment EBITDA
Franchise	$64,735	$60,106
Corporate-owned stores	33,530	23,364
Equipment	5,571	8,653
Corporate and other	(15,822)	(13,931)
Total Segment EBITDA(1)	$88,014	$78,192

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended March 31, 2023
Income (loss) from operations	$63,019	$4,986	$4,307	$(20,156)	$52,156
Depreciation and amortization	1,845	28,596	1,263	4,306	36,010
Other (expense) income	(129)	(52)	1	293	113
Equity losses of unconsolidated entities, net of tax	—	—	—	(265)	(265)
Segment EBITDA(1)	$64,735	$33,530	$5,571	$(15,822)	$88,014

Three months ended March 31, 2022
Income (loss) from operations	$58,251	$4,907	$7,392	$(21,893)	$48,657
Depreciation and amortization	1,855	18,427	1,261	4,140	25,683
Other income	—	30	—	4,060	4,090
Equity losses of unconsolidated entities, net of tax	—	—	—	(238)	(238)
Segment EBITDA(1)	$60,106	$23,364	$8,653	$(13,931)	$78,192

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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,176	2,142
New stores opened	35	34
Stores debranded, sold, or consolidated(1)	—	(114)
Stores operated at end of period	2,211	2,062

Corporate-owned stores:
Stores operated at beginning of period	234	112
New stores opened	1	3
Stores acquired from franchisees	—	114
Stores operated at end of period	235	229

Total stores:
Stores operated at beginning of period	2,410	2,254
New stores opened	36	37
Stores operated at end of period	2,446	2,291

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
Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the 12th month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods. During the three months ended March 31, 2023, the stores acquired in the Sunshine Acquisition came into the corporate-owned same store sales base.

The following table shows our same store sales for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Same store sales data
Same store sales growth:
Franchisee-owned stores	9.7%	15.8%
Corporate-owned stores	12.1%	17.0%
Total stores	9.9%	15.9%
Number of stores in same store sales base:
Franchisee-owned stores	2,052	1,828
Corporate-owned stores	222	99
Total stores	2,280	2,032

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We collect monthly dues on or around the 17th of every month in the US and Canada. We collect annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $1,108 million and $961 million, during the three months ended March 31, 2023 and 2022, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
(in thousands)
Net income	$24,769	$18,376
Interest income	(3,931)	(209)
Interest expense(1)	21,599	22,631
Provision for income taxes	9,567	11,711
Depreciation and amortization	36,010	25,683
EBITDA	$88,014	$78,192
Purchase accounting adjustments-revenue(2)	86	58
Purchase accounting adjustments-rent(3)	104	109
Loss on reacquired franchise rights(4)	—	1,160
Gain on settlement of preexisting contract with acquiree(5)	—	(2,059)
Transaction fees and acquisition-related costs(6)	394	4,423
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	255	(2,110)
Dividend income on held-to-maturity investments(8)	(483)	(451)
Legal matters(9)	3,300	—
Tax benefit arrangement remeasurement(10)	—	(3,788)
Other(11)	(1,459)	1,153
Adjusted EBITDA(12)	$90,211	$76,687
(1)Includes a $1,583 loss on extinguishment of debt in the three months ended March 31, 2022.
(2)Represents the impact of revenue-related purchase accounting adjustments associated with the acquisition of Pla-Fit Holdings on November 8, 2012 by TSG (the “2012 Acquisition”). At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up-front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805 – Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(3)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41 and $45 in the three months ended March 31, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $63 and $64 in the three months ended March 31, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(4)Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other losses (gains), net on our consolidated statement of operations.
(5)Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other losses (gains), net on our consolidated statement of operations.
(6)Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.

(7)Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with legal matters in which the Company is a defendant. In connection with the Preliminary Settlement Agreement between the Company and a franchisee in Mexico, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees. As of March 31, 2023, the Company revised its estimate of the legal settlement, and recorded an increase to the estimated liability of $3,300 to $11,850, inclusive of legal fees paid.
(10)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(12)Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for all prior periods presented has been restated to the current period computation methodology.

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

	Three months ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income	$24,769	$18,376
Provision for income taxes, as reported	9,567	11,711
Purchase accounting adjustments-revenue(1)	86	58
Purchase accounting adjustments-rent(2)	104	109
Loss on reacquired franchise rights(3)	—	1,160
Gain on settlement of preexisting contract with acquiree(4)	—	(2,059)
Transaction fees and acquisition-related costs(5)	394	4,423
Loss on extinguishment of debt(6)	—	1,583
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	255	(2,110)
Dividend income on held-to-maturity investments(8)	(483)	(451)
Legal matters(9)	3,300	—
Tax benefit arrangement remeasurement(10)	—	(3,788)
Other(11)	(1,459)	1,153
Purchase accounting amortization(12)	12,577	8,518
Adjusted income before income taxes	$49,110	$38,683
Adjusted income tax expense(13)	12,719	10,135
Adjusted net income(14)	$36,391	$28,548

Adjusted net income per share, diluted	$0.41	$0.32

Adjusted weighted-average shares outstanding(15)	89,794	89,652
(1)Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up-front but recognizes for U.S. GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805 – Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized in these periods if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41 and $45 in the three months ended March 31, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of

$63 and $64 in the three months ended March 31, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3)Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other losses (gains), net on our consolidated statement of operations.
(4)Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other losses (gains), net on our consolidated statement of operations.
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
(9)Represents costs associated with legal matters in which the Company is a defendant. In connection with the Preliminary Settlement Agreement between the Company and a franchisee in Mexico, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees. As of March 31, 2023, the Company revised its estimate of the legal settlement, and recorded an increase to the estimated liability of $3,300 to $11,850, inclusive of legal fees paid.
(10)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(12)Includes $3,096 of amortization of intangible assets, for the three months ended March 31, 2023 and 2022, recorded in connection with the 2012 Acquisition, and $9,481 and $5,415 of amortization of intangible assets for the three months ended March 31, 2023 and 2022, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(13)Represents corporate income taxes at an assumed blended tax rate of 25.9% for the three months ended March 31, 2023 and 26.2% for the three months ended March 31, 2022, applied to adjusted income before income taxes.
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

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$22,705	84,787	$0.27	$16,464	84,635	$0.19
Assumed exchange of shares(2)	2,064	5,007		1,912	5,017
Net income	24,769			18,376
Adjustments to arrive at adjusted income before income taxes(3)	24,341			20,307
Adjusted income before income taxes	49,110			38,683
Adjusted income tax expense(4)	12,719			10,135
Adjusted net income	$36,391	89,794	$0.41	$28,548	89,652	$0.32
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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% and 26.2% for the three months ended March 31, 2023 and 2022, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Revenue:
Franchise revenue	34.1%	35.4%
National advertising fund revenue	7.7%	7.5%
Franchise segment	41.8%	42.9%
Corporate-owned stores	47.6%	40.8%
Equipment	10.6%	16.3%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	8.7%	12.0%
Store operations	29.7%	25.5%
Selling, general and administrative	12.5%	16.5%
National advertising fund expense	7.6%	7.8%
Depreciation and amortization	16.2%	13.8%
Other losses (gains), net	1.8%	(1.6)%
Total operating costs and expenses	76.5%	74.0%
Income from operations	23.5%	26.0%
Other income (expense), net:
Interest income	1.8%	0.1%
Interest expense	(9.7)%	(12.1)%
Other income (expense)	0.1%	2.2%
Total other expense, net	(7.8)%	(9.8)%
Income before income taxes	15.7%	16.2%
Equity losses of unconsolidated entities, net of tax	(0.1)%	(0.1)%
Provision for income taxes	4.3%	6.3%
Net income	11.3%	9.8%
Less net income attributable to non-controlling interests	0.9%	1.0%
Net income attributable to Planet Fitness, Inc.	10.4%	8.8%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
(in thousands)
Revenue:
Franchise revenue	$75,878	$66,117
National advertising fund revenue	16,804	13,967
Franchise segment	92,682	80,084
Corporate-owned stores	105,882	76,157
Equipment	23,661	30,435
Total revenue	222,225	186,676
Operating costs and expenses:
Cost of revenue	19,354	22,361
Store operations	66,015	47,535
Selling, general and administrative	27,767	30,826
National advertising fund expense	16,987	14,547
Depreciation and amortization	36,010	25,683
Other losses (gains), net	3,936	(2,933)
Total operating costs and expenses	170,069	138,019
Income from operations	52,156	48,657
Other income (expense), net:
Interest income	3,931	209
Interest expense	(21,599)	(22,631)
Other income	113	4,090
Total other expense, net	(17,555)	(18,332)
Income before income taxes	34,601	30,325
Equity losses of unconsolidated entities, net of tax	(265)	(238)
Provision for income taxes	9,567	11,711
Net income	24,769	18,376
Less net income attributable to non-controlling interests	2,064	1,912
Net income attributable to Planet Fitness, Inc.	$22,705	$16,464
Comparison of the three months ended March 31, 2023 and three months ended March 31, 2022
Revenue
Total revenues were $222.2 million in the three months ended March 31, 2023, compared to $186.7 million in the three months ended March 31, 2022, an increase of $35.5 million, or 19.0%.
Franchise segment revenue was $92.7 million in the three months ended March 31, 2023, compared to $80.1 million in the three months ended March 31, 2022, an increase of $12.6 million, or 15.7%.
Franchise revenue was $75.9 million in the three months ended March 31, 2023 compared to $66.1 million in the three months ended March 31, 2022, an increase of $9.8 million or 14.8%. Included in franchise revenue is royalty revenue of $64.5 million, franchise and other fees of $9.4 million, and placement revenue of $1.6 million for the three months ended March 31, 2023, compared to royalty revenue of $56.5 million, franchise and other fees of $6.8 million, and placement revenue of $2.3 million for the three months ended March 31, 2022. Of the $8.0 million increase in royalty revenue, $4.9 million was attributable to a same store sales increase of 9.7% in franchisee-owned stores, $2.4 million was attributable to higher royalties on annual fees and $1.9 million was attributable to new stores opened since January 1, 2022. The $2.6 million increase in franchise and other fees was primarily attributable to higher online join fees. Partially offsetting the royalty revenue increases was a decrease of approximately $0.9 million primarily as a result of the stores acquired in the Sunshine Acquisition becoming corporate-owned stores beginning February 10, 2022. The $0.7 million decrease in placement revenue was driven by lower new equipment placements in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

National advertising fund revenue was $16.8 million in the three months ended March 31, 2023, compared to $14.0 million in the three months ended March 31, 2022. The $2.8 million increase in national advertising fund revenue was primarily due to new stores, higher same store sales, and the collection of national advertising fund revenue on annual fees billed to new members, which began in 2023.
Revenue from our corporate-owned stores segment was $105.9 million in the three months ended March 31, 2023, compared to $76.2 million in the three months ended March 31, 2022, an increase of $29.7 million, or 39.0%. Of the increase, $23.5 million was attributable to the February 10, 2022 acquisition of 114 stores in the Sunshine Acquisition, $3.2 million was from the corporate-owned store same store sales increase of 12.1%, and $3.0 million was from new stores opened since January 1, 2022.
Equipment segment revenue was $23.7 million in the three months ended March 31, 2023, compared to $30.4 million in the three months ended March 31, 2022, a decrease of $6.8 million, or 22.3%. The decrease was driven by $8.5 million of lower equipment sales to 18 new franchisee-owned stores in the three months ended March 31, 2023 compared to 33 new franchisee-owned stores in the three months ended March 31, 2022, which was partially offset by an increase of $1.8 million in sales to existing franchisee-owned stores in the three months ended March 31, 2023.
Cost of revenue
Cost of revenue was $19.4 million in the three months ended March 31, 2023 compared to $22.4 million in the three months ended March 31, 2022, a decrease of $3.0 million, or 13.4%. Cost of revenue, which primarily relates to our equipment segment, decreased as a result of lower equipment sales to new franchisee-owned stores in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $66.0 million in the three months ended March 31, 2023 compared to $47.5 million in the three months ended March 31, 2022, an increase of $18.5 million, or 38.9%. Of the increase, $17.8 million was attributable to the acquisition of 114 stores in the February 10, 2022 Sunshine Acquisition.
Selling, general and administrative
Selling, general and administrative expenses were $27.8 million in the three months ended March 31, 2023 compared to $30.8 million in the three months ended March 31, 2022, a decrease of $3.1 million, or 9.9%. This decrease was primarily a result of higher expenses in the prior year period including $4.4 million of transaction fees incurred in connection with the Sunshine Acquisition, and $2.1 million of higher expense from the Sunshine Acquisition. Partially offsetting the decrease was higher expenses in the three months ended March 31, 2023, primarily from higher payroll, information technology expenses, and travel.
National advertising fund expense
National advertising fund expense was $17.0 million in the three months ended March 31, 2023 compared to $14.5 million in the three months ended March 31, 2022, due to higher advertising and marketing expenditures in the current year period as a result of an increase in net membership.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and non-compete agreements.
Depreciation and amortization expense was $36.0 million in the three months ended March 31, 2023 compared to $25.7 million in the three months ended March 31, 2022, an increase of $10.3 million, or 40.2%. Of the increase, $10.2 million was attributable to corporate-owned stores, reflecting $6.1 million of depreciation and $4.1 million of amortization. The increase was primarily attributable to the acquisition of 114 stores in the Sunshine Acquisition.
Other losses (gains), net
Other losses (gains), net was a loss of $3.9 million in the three months ended March 31, 2023 compared to a gain of $2.9 million in the three months ended March 31, 2022. In the three months ended March 31, 2023, the other loss was primarily attributable to a $3.3 million increase in a legal estimated liability. In the three months ended March 31, 2022, the other gain was primarily attributable to a $2.1 million gain on the settlement of preexisting contracts associated with the Sunshine Acquisition.

Interest income
Interest income was $3.9 million in the three months ended March 31, 2023, compared to $0.2 million in the three months ended March 31, 2022, primarily as a result of higher interest rates in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $21.6 million in the three months ended March 31, 2023 and $22.6 million in the three months ended March 31, 2022. The decrease in interest expense is due to a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs in the three months ended March 31, 2022. This was partially offset by a full quarter of higher interest expense from an increased principal balance during the three months ended March 31, 2023. Both items were a result of the debt refinancing completed on February 10, 2022.
Other income
Other income was $0.1 million in the three months ended March 31, 2023 compared to income of $4.1 million in the three months ended March 31, 2022. In the three months ended March 31, 2022, other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Provision for income taxes was $9.6 million in the three months ended March 31, 2023, compared to $11.7 million in the three months ended March 31, 2022, a decrease of $2.1 million. The decrease in the provision for income taxes was attributable to a remeasurement of our deferred tax assets due to changes in our effective tax rate in the three months ended March 31, 2022.
Segment results
Franchise
Segment EBITDA for the franchise segment was $64.7 million in the three months ended March 31, 2023 compared to $60.1 million in the three months ended March 31, 2022, an increase of $4.6 million. The franchise segment EBITDA increase was primarily attributable to the franchise revenue increases as described above partially offset by higher NAF expenses of $2.4 million, a $3.3 million increase in a legal estimated liability, and a $2.1 million gain in the three months ended March 31, 2022 on the settlement of preexisting contracts associated with the Sunshine Acquisition.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $33.5 million in the three months ended March 31, 2023 compared to $23.4 million in the three months ended March 31, 2022, an increase of $10.2 million. Of the increase, $5.3 million was attributable to the corporate-owned stores acquired in the Sunshine Acquisition and $5.4 million was attributable to the same store sales increase of 12.1%. Partially offsetting these increases was higher selling, general and administrative expense of $0.9 million, primarily as a result of the Sunshine Acquisition.
Equipment
Segment EBITDA for the equipment segment was $5.6 million in the three months ended March 31, 2023 compared to $8.7 million in the three months ended March 31, 2022, a decrease of $3.1 million. The decrease was primarily driven by lower equipment sales to new franchisee-owned stores in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as described above.
Liquidity and capital resources
As of March 31, 2023, we had $460.4 million of cash and cash equivalents and $62.6 million of restricted cash.
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

The following table presents summary cash flow information for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$97,910	$58,010
Investing activities	(22,997)	(449,706)
Financing activities	(24,607)	324,217
Effect of foreign exchange rates on cash	198	206
Net increase (decrease) in cash	$50,504	$(67,273)
Operating activities
For the three months ended March 31, 2023, net cash provided by operating activities was $97.9 million compared to $58.0 million in the three months ended March 31, 2022, an increase of $39.9 million. Of the increase, $16.4 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and $23.5 million is due to favorable changes in working capital primarily from a larger increase in accounts receivable collections, a larger increase in deferred revenue collected, and favorable changes in the national advertising fund and other assets and other current assets partially offset by a larger reduction in accounts payable and accrued expenses and a reduction in equipment deposits.
Investing activities
For the three months ended March 31, 2023, net cash used in investing activities was $23.0 million compared to $449.7 million in the three months ended March 31, 2022, a decrease of $426.7 million. The primary driver for the decrease in cash used in investing activities was $425.8 million of net cash used for the Sunshine Acquisition in the prior year period.
Capital expenditures for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
New corporate-owned stores and corporate-owned stores not yet opened	$5,906	$5,722
Existing corporate-owned stores	12,826	14,784
Information systems	4,195	3,366
Corporate and all other	70	—
Total capital expenditures	$22,997	$23,872
Financing activities
For the three months ended March 31, 2023, net cash used in financing activities was $24.6 million compared to net cash provided by financing activities of $324.2 million in the three months ended March 31, 2022. The primary drivers of the net cash used in financing activities in the three months ended March 31, 2023, were share repurchases and the repayment of long-term debt partially offset by proceeds from issuance of Class A common stock. The primary drivers of the net cash provided by financing activities in the three months ended March 31, 2022, was $324.6 million of net cash provided from long-term debt, consisting of $975 million of borrowings, $634.3 million of principal payments, and $16.2 million of deferred financing costs incurred.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018. In February 2022, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued the Series 2022-1 Class A-2 Notes with initial principal amounts totaling $900 million. The net proceeds from the sale of the Series 2022-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2018 Class A-2-I Notes, including the payment of transaction costs. The remaining funds were used for the Sunshine Acquisition and other general corporate purposes.
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of March 31, 2023 due to repayment in full on May 9, 2022 using cash on hand.

Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2022. The Company was in compliance with its debt covenants as of March 31, 2023. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of March 31, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $5.8 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of March 31, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, and Australian dollar, which are the functional currencies of our Canadian, Mexican, and Australian entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of March 31, 2023, a 10% increase or decrease in the exchange rate of the U.S. and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
Inflation risk
Given the recent rise in inflation rates, there have been and may continue to be increases in shipping, labor and equipment costs, which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
01/01/23 - 01/31/23	317,599	78.73	317,599	474,994,466
02/01/23 - 02/28/23	—	—	—	474,994,466
03/01/23 - 03/31/23	—	—	—	474,994,466
Total	317,599	$78.73	317,599

(1) On November 4, 2022, our board of directors approved a share repurchase program of up to $500,000,000, which replaced the previously approved November 5, 2019 share repurchase program.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
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

Planet Fitness, Inc.
(Registrant)

Date: May 8, 2023	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)