Form 10-Q
period 2023-06-30
Planet Fitness, Inc.
filed 2023-08-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 2, 2023 there were 84,560,973 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 3,580,764 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$236,144	$409,840
Restricted cash	62,516	62,659
Short-term marketable securities	117,765	—
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of June 30, 2023 and December 31, 2022, respectively	47,385	46,242
Inventory	6,854	5,266
Restricted assets – national advertising fund	9,918	—
Prepaid expenses	11,528	11,078
Other receivables	8,902	14,975
Income tax receivables	4,327	5,471
Total current assets	505,339	555,531
Long-term marketable securities	2,499	—
Property and equipment, net of accumulated depreciation of $274,160 and $227,869 as of June 30, 2023 and December 31, 2022, respectively	346,646	348,820
Investments, net of allowances for expected credit losses of $15,052 and $14,957 as of June 30, 2023 and December 31, 2022, respectively	35,668	25,122
Right-of-use assets, net	355,405	346,937
Intangible assets, net	398,416	417,067
Goodwill	717,502	702,690
Deferred income taxes	482,834	454,565
Other assets, net	3,926	3,857
Total assets	$2,848,235	$2,854,589
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$20,750
Accounts payable	29,461	20,578
Accrued expenses	44,752	66,993
Equipment deposits	12,098	8,443
Deferred revenue, current	72,210	53,759
Payable pursuant to tax benefit arrangements, current	41,392	31,940
Other current liabilities	53,751	42,067
Total current liabilities	274,414	244,530
Long-term debt, net of current maturities	1,970,487	1,978,131
Lease liabilities, net of current portion	346,900	341,843
Deferred revenue, net of current portion	32,790	33,152
Deferred tax liabilities	1,399	1,471
Payable pursuant to tax benefit arrangements, net of current portion	433,608	462,525
Other liabilities	4,598	4,498
Total noncurrent liabilities	2,789,782	2,821,620
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 83,980 and 83,430 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	8
Class B common stock, $.0001 par value - 100,000 authorized, 4,151 and 6,146 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	1
Accumulated other comprehensive loss	(333)	(448)
Additional paid in capital	564,170	505,144
Accumulated deficit	(765,815)	(703,717)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(201,969)	(199,012)
Non-controlling interests	(13,992)	(12,549)
Total stockholders’ deficit	(215,961)	(211,561)
Total liabilities and stockholders’ deficit	$2,848,235	$2,854,589
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Franchise	$80,846	$67,958	$156,726	$134,075
National advertising fund revenue	17,996	14,585	34,800	28,552
Corporate-owned stores	113,759	101,453	219,640	177,610
Equipment	73,862	40,446	97,523	70,881
Total revenue	286,463	224,442	508,689	411,118
Operating costs and expenses:
Cost of revenue	59,457	32,544	78,810	54,905
Store operations	58,876	56,362	124,891	103,897
Selling, general and administrative	32,646	28,202	60,415	59,028
National advertising fund expense	17,890	18,889	34,878	33,436
Depreciation and amortization	36,767	32,172	72,777	57,855
Other losses (gains), net	3,825	1,181	7,761	(1,752)
Total operating costs and expenses	209,461	169,350	379,532	307,369
Income from operations	77,002	55,092	129,157	103,749
Other expense, net:
Interest income	4,163	474	8,094	683
Interest expense	(21,468)	(21,979)	(43,067)	(44,610)
Other income	370	148	483	4,238
Total other expense, net	(16,935)	(21,357)	(34,490)	(39,689)
Income before income taxes	60,067	33,735	94,667	64,060
Equity losses of unconsolidated entities, net of tax	(73)	(94)	(338)	(332)
Provision for income taxes	15,814	8,570	25,381	20,281
Net income	44,180	25,071	68,948	43,447
Less net income attributable to non-controlling interests	3,045	2,729	5,109	4,641
Net income attributable to Planet Fitness, Inc.	$41,135	$22,342	63,839	$38,806
Net income per share of Class A common stock:
Basic	$0.49	$0.26	$0.76	$0.46
Diluted	$0.48	$0.26	$0.75	$0.46
Weighted-average shares of Class A common stock outstanding:
Basic	84,618	84,810	84,532	84,490
Diluted	84,908	85,197	84,850	84,919

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income including non-controlling interests	$44,180	$25,071	$68,948	$43,447
Other comprehensive income, net:
Foreign currency translation adjustments	329	(207)	410	(122)
Change in unrealized gains/losses on marketable securities, net of tax	(295)	—	(295)	—
Total other comprehensive income, net	34	(207)	115	(122)
Total comprehensive income including non-controlling interests	44,214	24,864	69,063	43,325
Less: total comprehensive income attributable to non-controlling interests	3,045	2,729	5,109	4,641
Total comprehensive income attributable to Planet Fitness, Inc.	$41,169	$22,135	$63,954	$38,684

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$68,948	$43,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,777	57,855
Amortization of deferred financing costs	2,731	2,755
Write-off of deferred financing costs	—	1,583
Accretion of marketable securities discount	(944)	—
Dividends accrued on investment	(979)	(914)
Deferred tax expense	21,575	18,843
Equity losses of unconsolidated entities, net of tax	338	332
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment	95	(1,845)
Gain on re-measurement of tax benefit arrangement	—	(3,871)
Loss on reacquired franchise rights	110	1,160
Equity-based compensation	4,793	5,601
Other	(51)	65
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(781)	3,884
Inventory	(1,580)	(1,885)
Other assets and other current assets	4,431	(7,683)
Restricted assets - national advertising fund	(9,918)	(12,804)
Accounts payable and accrued expenses	(13,427)	(19,949)
Other liabilities and other current liabilities	8,312	2,225
Income taxes	1,368	64
Payable pursuant to tax benefit arrangements	(21,780)	(14,211)
Equipment deposits	3,654	16,838
Deferred revenue	17,313	17,783
Leases	345	990
Net cash provided by operating activities	157,330	110,263
Cash flows from investing activities:
Additions to property and equipment	(45,143)	(41,423)
Acquisition of franchisees, net of cash acquired	(26,264)	(424,940)
Proceeds from sale of property and equipment	—	60
Purchases of marketable securities	(119,614)	—
Other investments	(10,000)	—
Net cash used in investing activities	(201,021)	(466,303)
Cash flows from financing activities:
Principal payments on capital lease obligations	(107)	(132)
Proceeds from issuance of long-term debt	—	900,000
Proceeds from issuance of Variable Funding Notes	—	75,000
Repayment of long-term debt and Variable Funding Notes	(10,375)	(714,438)
Payment of financing and other debt-related costs	—	(16,193)
Proceeds from issuance of Class A common stock	8,372	676
Repurchase and retirement of Class A common stock	(125,030)	(44,299)
Distributions paid to members of Pla-Fit Holdings	(3,736)	(2,023)
Net cash (used in) provided by financing activities	(130,876)	198,591
Effects of exchange rate changes on cash and cash equivalents	728	(219)
Net decrease in cash, cash equivalents and restricted cash	(173,839)	(157,668)
Cash, cash equivalents and restricted cash, beginning of period	472,499	603,941
Cash, cash equivalents and restricted cash, end of period	$298,660	$446,273
Supplemental cash flow information:
Net cash paid for income taxes	$2,763	$1,353
Cash paid for interest	$40,693	$40,057
Non-cash investing activities:
Non-cash additions to property and equipment	$15,058	$9,608
Fair value of common stock issued as consideration for acquisition	$—	$393,730
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit)
(Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	63,839	5,109	68,948
Equity-based compensation expense	—	—	—	—	—	4,793	—	—	4,793
Exchanges of Class B common stock and other adjustments	1,995	1	(1,995)	(1)	—	(4,666)	—	4,666	—
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,078)	(3,117)	(126,078)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	254	—	—	—	—	8,020	—	—	8,020
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	47,762	—	—	47,762
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	141	(3,976)	(3,835)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,736)	(3,736)
Other comprehensive income	—	—	—	—	115	—	—	—	115
Balance at June 30, 2023	83,980	$9	4,151	$—	$(333)	$564,170	$(765,815)	$(13,992)	$(215,961)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	38,806	4,641	43,447
Equity-based compensation expense	—	—	—	—	—	5,601	—	—	5,601
Exchanges of Class B common stock and other adjustments	548	—	(548)	—	—	22,534	—	(22,534)	—
Repurchase and retirement of Class A common stock	(697)	—	—	—	—	2,994	(44,299)	(2,994)	(44,299)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	58	—	—	—	—	374	—	—	374
Issuance of common stock for acquisition	517	—	3,638	—	—	416,509	—	(22,779)	393,730
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	17,586	—	—	17,586
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(457)	(457)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(2,023)	(2,023)
Other comprehensive loss	—	—	—	—	(122)	—	—	—	(122)
Balance at June 30, 2022	84,230	$8	6,146	$1	$(110)	$529,026	$(714,297)	$(43,636)	$(229,008)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	85,230	$9	4,245	$—	$(367)	$555,267	$(706,017)	$(7,471)	$(158,579)
Net income	—	—	—	—	—	—	41,135	3,045	44,180
Equity-based compensation expense	—	—	—	—	—	2,744	—	—	2,744
Exchanges of Class B common stock	94	—	(94)	—	—	(313)	—	313	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	37	—	—	—	—	1,496	—	—	1,496
Repurchase and retirement of Class A common stock	(1,381)	—	—	—	—	3,117	(101,074)	(3,117)	(101,074)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,859	—	—	1,859
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(156)	(156)
Deconsolidation of VIEs	—	—	—	—	—	—	141	(3,976)	(3,835)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(2,630)	(2,630)
Other comprehensive income	—	—	—	—	34	—	—	—	34
Balance at June 30, 2023	83,980	$9	4,151	$—	$(333)	$564,170	$(765,815)	$(13,992)	$(215,961)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	84,907	$8	6,146	$1	$97	$479,535	$(692,340)	$1,761	$(210,938)
Net income	—	—	—	—	—	—	22,342	2,729	25,071
Equity-based compensation expense	—	—	—	—	—	2,751	—	—	2,751
Exchanges of Class B common stock and other adjustments	—	—	—	—	—	22,731	—	(22,731)	—
Repurchase and retirement of Class A common stock	(697)	—	—	—	—	2,994	(44,299)	(2,994)	(44,299)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	20	—	—	—	—	—	—	—	—
Purchase accounting adjustment to issuance of common stock for acquisition	—	—	—	—	—	20,964	—	(20,964)	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	51	—	—	51
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(229)	(229)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,208)	(1,208)
Other comprehensive loss	—	—	—	—	(207)	—	—	—	(207)
Balance at June 30, 2022	84,230	$8	6,146	$1	$(110)	$529,026	$(714,297)	$(43,636)	$(229,008)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 18.4 million members and 2,472 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of June 30, 2023.
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
As of June 30, 2023, the Company held 100.0% of the voting interest and approximately 95.3% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 4.7% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the SEC on March 1, 2023, as amended on March 2, 2023. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of assets and liabilities acquired in business combinations, valuation of investments and other financial instruments including valuation of investments without readily determinable fair values, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, allowance for expected credit losses, contingent liabilities, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities, and the liability for the Company’s tax benefit arrangements.
(c) Marketable securities
Marketable securities primarily consist of commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months, but less than one year, are included in current assets and securities with maturities greater than one year are included within investments in non-current assets on the consolidated balance sheets. All marketable securities are classified as available-for-sale and reported at fair value.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized gains or losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss). Realized gains and losses from the sale of marketable securities are determined based on the specific identification method. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations. Interest income from marketable securities is recognized as earned within the condensed consolidated statement of operations.
(d) Fair value
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The fair value measurements and levels of marketable securities are included in Note 3.
The carrying value and estimated fair value of certain liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Liabilities
Long-term debt(1)	$2,014,814	$1,774,495	$2,025,188	$1,730,634
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Recent accounting pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on the Company’s financial position or results of operations.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(3) Investments
Investments - Marketable securities
The following table summarizes the amortized cost, gross unrealized gains (losses), and fair value of the Company’s cash equivalents and marketable securities:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	849	—	—	849	849	—

Level 2
Commercial paper	77,855	—	(105)	77,751	4,990	72,761
Corporate debt securities	40,770	—	(173)	40,597	—	40,597
U.S. treasury securities	4,965	—	(11)	4,954	—	4,954
U.S. government agency securities	1,958	—	(6)	1,952	—	1,952
Total level 2	125,548	—	(295)	125,254	4,990	120,264

Total	126,397	—	(295)	126,103	5,839	120,264
The Company held no marketable securities as of December 31, 2022. The Company primarily invests in current marketable debt securities with an average duration of approximately six months. As of June 30, 2023, non-current marketable debt securities with a maturity beyond twelve months from the end of the period were $2,499, which are included within investments in the consolidated balance sheet. The remainder of the marketable securities are classified as current.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of June 30, 2023.
Investments - Held-to-maturity debt securities
As of June 30, 2023, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the three and six months ended June 30, 2023 and 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. Based upon its analysis, the Company recorded a gain for the three months ended June 30, 2023 of $160 and a loss for the three months ended June 30, 2022 of $265, and a loss for the six months ended June 30, 2023 of $95 and a gain for the six months ended June 30, 2022 of $1,845, within other losses (gains), net on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $29,256 and $28,277 and the allowance for expected credit losses was $15,052 and $14,957, as of June 30, 2023 and December 31, 2022, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized dividend income of $496 and $463, respectively, and during the six months ended June 30, 2023 and 2022, of $979 and $914, respectively, within other income on the consolidated statements of operations.
As of June 30, 2023, all of the Company’s held-to-maturity investments had a contractual maturity in 2026.
A roll forward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning allowance for expected credit losses	$15,212	$15,352	$14,957	$17,462
Loss (gain) on adjustment of allowance for expected credit losses	(160)	265	95	(1,845)
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$15,052	$15,617	$15,052	$15,617
Equity method investments
On April 9, 2021, the Company acquired a 21% ownership interest in Bravo Fit Holdings Pty Ltd, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000. In the fourth quarter of 2022, the Company invested an additional $2,449 in Bravo Fit Holdings Pty Ltd. Following such additional investment, its ownership remained at 21%. For the three months ended June 30, 2023 and 2022, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $73 and $94, respectively, and for the six months ended June 30, 2023 and 2022, the Company’s proportionate share of the earnings was a loss of $338 and $332, respectively, recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $11,464 and $11,802 as of June 30, 2023 and December 31, 2022, respectively.
On June 23, 2023, the Company acquired a 12.5% ownership interest for $10,000 in Planet Fitmex, LLC, (the “Fitmex Transaction”), which is classified as an equity method investment as a result of its organizational structure. Planet Fitmex, LLC, is a franchisee of the Company, store operator in Mexico, and is deemed to be a related party. The Company’s proportionate share of the earnings in accordance with the equity method were not material for the three and six months ended June 30, 2023.
Subsequent to June 30, 2023, in August 2023, the Company invested an additional $10,000 in Planet Fitmex, LLC. Following such additional investment, the ownership stake increased to 22.2% with a total investment of $20,000.

(4) Acquisitions
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
The following pro forma financial information for the six months ended June 30, 2022 summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The three and six months ended June 30, 2023 and the three months ended June 30, 2022 total revenues, income before taxes, and net income are included within the condensed consolidated statements of operations.

For the six months ended June 30, 2022
Total revenues	$431,568
Income before taxes	63,906
Net income	43,331

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Florida acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four franchisee stores operating in Florida (the “Florida Acquisition”) for approximately $26,264. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $110, which is included in other losses (gains), net on the condensed consolidated statement of operations. The loss incurred reduced the net purchase price to $26,154. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
The preliminary allocation of the purchase consideration was as follows:

Amount
Property and equipment	$3,851
Right of use assets	5,424
Other long term assets	95
Intangible assets	6,880
Goodwill	14,812
Deferred revenue	(687)
Other current liabilities	(17)
Lease liabilities	(4,204)
$26,154
The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the stores acquired. The goodwill is amortizable and deductible for tax purposes over 15 years.
The following table sets forth the components of identifiable intangible assets acquired in the Florida Acquisition and their estimated useful lives as of the date of the acquisition:

	Preliminary fair value	Preliminary useful life
Reacquired franchise rights(1)	$6,650	6.8
Customer relationships(2)	230	6.0
Total intangible assets subject to amortization	$6,880
(1) Reacquired franchise rights represent the fair value of the reacquired franchise agreements using the income approach, specifically, the multi-period excess earnings method.
(2) Customer relationships represent the fair value of the existing contractual customer relationships using the income approach, specifically, the multi-period excess earnings method.
The acquisition did not have a material effect on the results of operations of the Company.
Certain estimated values for the Florida Acquisition, including goodwill and intangible assets, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Goodwill and intangible assets
A summary of goodwill and intangible assets at June 30, 2023 and December 31, 2022 is as follows:

June 30, 2023	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$199,043	$(161,194)	$37,849
Reacquired franchise and area development rights	274,708	(60,741)	213,967
	473,751	(221,935)	251,816
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$620,351	$(221,935)	$398,416
Goodwill	$717,502	$—	$717,502

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$198,813	$(153,243)	$45,570
Reacquired franchise and area development rights	268,058	(43,161)	224,897
	466,871	(196,404)	270,467
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$613,471	$(196,404)	$417,067
Goodwill	$702,690	$—	$702,690
A roll forward of goodwill between December 31, 2022 and June 30, 2023 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2022	$16,938	$593,086	$92,666	$702,690
Acquisition of franchisee-owned stores	—	14,812	—	14,812
As of June 30, 2023	$16,938	$607,898	$92,666	$717,502
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $12,965 and $10,750 for the three months ended June 30, 2023 and 2022, respectively, and $25,552 and $19,320 for the six months ended June 30, 2023 and 2022, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of June 30, 2023 is as follows:

Amount
Remainder of 2023	$25,909
2024	49,190
2025	36,713
2026	32,079
2027	27,956
Thereafter	79,969
Total	$251,816

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(7) Long-term debt
Long-term debt as of June 30, 2023 and December 31, 2022 consists of the following:

	June 30, 2023	December 31, 2022
2018-1 Class A-2-II notes	$595,313	$598,438
2019-1 Class A-2 notes	530,750	533,500
2022-1 Class A-2-I notes	419,688	421,812
2022-1 Class A-2-II notes	469,063	471,437
Total debt, excluding deferred financing costs	2,014,814	2,025,187
Deferred financing costs, net of accumulated amortization	(23,577)	(26,306)
Total debt	1,991,237	1,998,881
Current portion of long-term debt	20,750	20,750
Long-term debt, net of current portion	$1,970,487	$1,978,131
Future annual principal payments of long-term debt as of June 30, 2023 are as follows:

Amount
Remainder of 2023	$10,375
2024	20,750
2025	600,438
2026	419,313
2027	10,250
Thereafter	953,688
Total	$2,014,814
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
In connection with the issuance of the 2018 Notes, 2019 Notes, and 2022 Notes, the Company incurred debt issuance costs of $27,133, $10,577, and $16,193 respectively. The debt issuance costs are being amortized to interest expense through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-I Notes prior to the Anticipated Repayment Date, the Company recorded a loss on early extinguishment of debt of $1,583 within interest expense on the Consolidated statements of operations during the six months ended June 30, 2022, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-I Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2023, the Company had restricted cash held by the Trustee of $46,508.
(8) Leases

Leases	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	Right of use asset, net	$355,405	$346,937
Finance lease assets	Property and equipment, net	264	370
Total lease assets		$355,669	$347,307

Liabilities
Current:
Operating	Other current liabilities	$37,671	$33,233
Financing	Other current liabilities	26	38
Noncurrent:
Operating	Lease liabilities, net of current portion	346,900	341,843
Financing	Other liabilities	247	342
Total lease liabilities		$384,844	$375,456

Weighted-average remaining lease term (years) - operating leases		8.0	8.1

Weighted-average discount rate - operating leases		4.9%	4.7%

During the three and six months ended June 30, 2023 and 2022, the components of lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$15,475	$16,067	$30,462	$26,735
Variable lease cost	5,578	4,184	11,245	9,725
Total lease cost	$21,053	$20,251	$41,707	$36,460
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for lease liabilities	$14,657	$16,126	$28,030	$25,876
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding acquisitions	$19,065	$17,010	$23,874	$23,008
Operating lease ROU assets obtained in exchange for operating lease liabilities through acquisitions	$4,204	$—	$4,204	$162,827

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

As of June 30, 2023, maturities of lease liabilities were as follows:

Amount
Remainder of 2023	$23,261
2024	63,623
2025	64,585
2026	63,555
2027	58,849
Thereafter	197,258
Total lease payments	$471,131
Less: imputed interest	86,287
Present value of lease liabilities	$384,844

As of June 30, 2023, future operating lease payments exclude approximately $42,005 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2022 and June 30, 2023:

Contract liabilities
Balance at December 31, 2022	$86,911
Revenue recognized that was included in the contract liability at the beginning of the year	(42,885)
Increase, excluding amounts recognized as revenue during the period	60,974
Balance at June 30, 2023	$105,000
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2023	$58,927
2024	16,314
2025	4,451
2026	3,755
2027	3,278
Thereafter	18,275
Total	$105,000
Equipment deposits received in advance of delivery as of June 30, 2023 and December 31, 2022 were $12,098 and $8,443, respectively, and are expected to be recognized as revenue in the next twelve months.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(10) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Franchise revenue	$1,227	$852	$2,474	$1,825
Equipment revenue	1,006	3	1,011	14
Total revenue from related parties	$2,233	$855	$3,485	$1,839
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $457 and $467 as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company had $81,343 and $80,717, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 13.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $869 and $619 for the three months ended June 30, 2023 and 2022, respectively, and $1,786 and $1,304 for the six months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023 and 2022, the Company incurred approximately $183 and $69, respectively, and $364 and $175 for the six months ended June 30, 2023 and 2022, respectively, which is included within selling, general and administrative expense on the condensed consolidated statements of operations, for corporate travel to a third-party company which is affiliated with the Chief Executive Officer.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $78 and $26, during the three months ended June 30, 2023 and 2022, respectively, and $169 and $89 during the six months ended June 30, 2023 and 2022.

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
During the three and six months ended June 30, 2023, respectively, certain existing holders of Holdings Units exercised their exchange rights and exchanged 94,400 and 1,994,709 Holdings Units for 94,400 and 1,994,709 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 94,400 and 1,994,709 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 94,400 and 1,994,709 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of June 30, 2023:
•Holders of Class A common stock owned 83,980,252 shares of Class A common stock, representing 95.3% of the voting power in the Company and, through the Company, 83,980,252 Holdings Units representing 95.3% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

•the Continuing LLC Owners collectively owned 4,151,013 Holdings Units, representing 4.7% of the economic interest in Pla-Fit Holdings, and 4,151,013 shares of Class B common stock, representing 4.7% of the voting power in the Company.
Share repurchase program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program. During the three and six months ended June 30, 2023, the Company repurchased 1,381,154 shares of Class A common stock for a total cost of $100,024, and 1,698,753 shares of Class A common stock for a total cost of $125,030, respectively. A one percent share repurchase excise tax of $1,048 was also incurred as a result of new legislation that went into effect beginning in 2023. All repurchased shares were retired. Subsequent to these repurchases, there is $374,970 remaining under the 2022 share repurchase program. The timing of purchases and amount of stock repurchased are subject to the Company’s discretion and dependent upon market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. The ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of June 30, 2023 and December 31, 2022.

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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$44,180	$25,071	$68,948	$43,447
Less: net income attributable to non-controlling interests	3,045	2,729	5,109	4,641
Net income attributable to Planet Fitness, Inc.	$41,135	$22,342	$63,839	$38,806
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,618,363	84,809,563	84,531,664	84,489,573
Effect of dilutive securities:
Stock options	241,418	343,797	256,290	366,236
Restricted stock units	39,694	43,765	52,568	62,572
Performance stock units	8,542	22	9,732	289
Weighted-average shares of Class A common stock outstanding - diluted	84,908,017	85,197,147	84,850,254	84,918,670
Earnings per share of Class A common stock - basic	$0.49	$0.26	$0.76	$0.46
Earnings per share of Class A common stock - diluted	$0.48	$0.26	$0.75	$0.46
Weighted average shares of Class B common stock of 4,183,672 and 6,145,722 for the three months ended June 30, 2023 and 2022, respectively, and 4,593,284 and 5,584,398 for the six months ended June 30, 2023 and 2022, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 219,056 and 269,878 for the three months ended June 30, 2023 and 2022, respectively, and 218,034 and 225,195 for the six months ended June 30, 2023 and 2022, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 6,852 and 54,693 for the three months ended June 30, 2023 and 2022, respectively, and 3,393 and 15,901 for the six months ended June 30, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average performance stock units outstanding of 1,344 and 79,551 for the three months ended June 30, 2023 and 2022, respectively, and 84 and 41,993 for the six months ended June 30, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 26.3% and 25.4% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 26.8% and 31.7% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $481,435 and $453,094 as of June 30, 2023 and December 31, 2022, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of June 30, 2023 and December 31, 2022, the total liability related to uncertain tax positions was $328 and $328, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2023 and 2022 were not material.

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
As of June 30, 2023 and December 31, 2022, the Company had a liability of $475,000 and $494,465, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2023	$10,160
2024	44,615
2025	53,308
2026	58,551
2027	46,948
Thereafter	261,418
Total	$475,000
During the three and six months ended June 30, 2023, 94,400 and 1,994,709 Holdings Units, respectively, were exchanged for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, the Company recorded a $50 and $2,654 decrease to net deferred tax assets during the three and six months ended June 30, 2023, respectively. As a result of these exchanges, during the three and six months ended June 30, 2023, the Company also recognized deferred tax assets in the amount of $1,898 and $52,721, respectively, as a result of the increase in tax basis. A majority of these exchanges were not made by TRA holders, which did not result in an increase in the tax benefit arrangement liability. Of the exchanges that were made by TRA holders, they resulted in an increase in the tax benefit arrangement liability of $0 and $2,315 in the three and six months ended June 30, 2023, respectively. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which will include the Company’s acquisition of the franchisee-owned stores and a release of all claims by all parties. The transaction has not closed as of June 30, 2023 as the parties finalize the settlement terms. In connection with the Preliminary Settlement Agreement, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees, through other loss on the statement of operations. The Company revised its estimate of the legal settlement and recorded an increase to the estimated liability of $2,950 for the three months ended June 30, 2023 and $6,250 for the six months ended June 30, 2023. The remaining liability as of June 30, 2023 is $14,500, after utilization of the accrual for estimated legal fees during 2023.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Franchise segment revenue - U.S.	$96,336	$80,304	$186,627	$158,738
Franchise segment revenue - International	2,506	2,239	4,899	3,889
Franchise segment total	98,842	82,543	191,526	162,627
Corporate-owned stores - U.S.	112,618	100,314	217,425	175,715
Corporate-owned stores - International	1,141	1,139	2,215	1,895
Corporate-owned stores total	113,759	101,453	219,640	177,610
Equipment segment - U.S.	72,626	34,040	95,730	63,830
Equipment segment - International	1,236	6,406	1,793	7,051
Equipment segment total	73,862	40,446	97,523	70,881
Total revenue	$286,463	$224,442	$508,689	$411,118
Franchise segment revenue includes franchise revenue and NAF revenue.
Franchise revenue includes revenue generated from placement services of $6,263 and $3,387 for the three months ended June 30, 2023 and 2022, respectively, and $7,876 and $5,726 for the six months ended June 30, 2023 and 2022, respectively.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Segment EBITDA
Franchise	$66,101	$54,329	$130,835	$114,435
Corporate-owned stores	48,705	39,477	82,235	62,841
Equipment	17,129	10,182	22,700	18,835
Corporate and other	(17,869)	(16,670)	(33,691)	(30,601)
Total Segment EBITDA	$114,066	$87,318	$202,079	$165,510

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total Segment EBITDA	$114,066	$87,318	$202,079	$165,510
Less:
Depreciation and amortization	36,767	32,172	72,777	57,855
Other income	370	148	483	4,238
Equity losses of unconsolidated entities, net of tax	(73)	(94)	(338)	(332)
Income from operations	77,002	55,092	129,157	103,749
Interest income	4,163	474	8,094	683
Interest expense	(21,468)	(21,979)	(43,067)	(44,610)
Other income	370	148	483	4,238
Income before income taxes	$60,067	$33,735	$94,667	$64,060
The following table summarizes the Company’s assets by reportable segment:

	June 30, 2023	December 31, 2022
Franchise	$174,719	$161,355
Corporate-owned stores	1,590,648	1,559,985
Equipment	195,714	200,020
Unallocated	887,154	933,229
Total consolidated assets	$2,848,235	$2,854,589
The table above includes $814 and $916 of long-lived assets located in the Company’s international corporate-owned stores as of June 30, 2023 and December 31, 2022, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2023	December 31, 2022
Franchise	$16,938	$16,938
Corporate-owned stores	607,898	593,086
Equipment	92,666	92,666
Consolidated goodwill	$717,502	$702,690

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements
(Unaudited)
(Amounts in thousands, except share and per share amounts)

(16) Corporate-owned and franchisee-owned stores
The following table shows changes in corporate-owned and franchisee-owned stores for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,211	2,062	2,176	2,142
New stores opened	23	30	58	64
Stores debranded, sold, or consolidated(1)	(4)	(1)	(4)	(115)
Stores operated at end of period	2,230	2,091	2,230	2,091

Corporate-owned stores:
Stores operated at beginning of period	235	229	234	112
New stores opened	3	4	4	7
Stores acquired from franchisees	4	—	4	114
Stores operated at end of period	242	233	242	233

Total stores:
Stores operated at beginning of period	2,446	2,291	2,410	2,254
New stores opened	26	34	62	71
Stores acquired, debranded, sold or consolidated(1)	—	(1)	—	(1)
Stores operated at end of period	2,472	2,324	2,472	2,324
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

(17) VIE deconsolidation

During the three months ended June 30, 2023, a triggering event occurred that resulted in the Company analyzing the PF Melville LLC and Matthew Michael Realty LLC VIEs to determine if they still met the criteria for consolidation. As a result of the analysis, the Company determined these entities no longer qualify for consolidation as VIEs as the Company no longer qualifies as the primary beneficiary of the VIEs and therefore deconsolidated the entities. The deconsolidation removed the net assets and non-controlling interest from the VIEs and did not impact the Company’s condensed consolidated statements of operations.

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
As of June 30, 2023, we had more than 18.4 million members and 2,472 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,472 stores, 2,230 are franchised and 242 are corporate-owned. As of June 30, 2023, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and six months ended June 30, 2023 and June 30, 2022. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue
Franchise segment	$98,842	$82,543	$191,526	$162,627
Corporate-owned stores segment	113,759	101,453	219,640	177,610
Equipment segment	73,862	40,446	97,523	70,881
Total revenue	$286,463	$224,442	$508,689	$411,118

Segment EBITDA
Franchise	$66,101	$54,329	$130,835	$114,435
Corporate-owned stores	48,705	39,477	82,235	62,841
Equipment	17,129	10,182	22,700	18,835
Corporate and other	(17,869)	(16,670)	(33,691)	(30,601)
Total Segment EBITDA(1)	$114,066	$87,318	$202,079	$165,510

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended June 30, 2023
Income (loss) from operations	$64,165	$19,609	$15,866	$(22,638)	$77,002
Depreciation and amortization	1,845	29,100	1,263	4,559	36,767
Other income (expense)	91	(4)	—	283	370
Equity losses of unconsolidated entities, net of tax	—	—	—	(73)	(73)
Segment EBITDA(1)	$66,101	$48,705	$17,129	$(17,869)	$114,066

Three months ended June 30, 2022
Income (loss) from operations	$52,523	$14,735	$8,924	$(21,090)	$55,092
Depreciation and amortization	1,854	24,812	1,260	4,246	32,172
Other (expense) income	(48)	(70)	(2)	268	148
Equity losses of unconsolidated entities, net of tax	—	—	—	(94)	(94)
Segment EBITDA(1)	$54,329	$39,477	$10,182	$(16,670)	$87,318

Six months ended June 30, 2023
Income (loss) from operations	$127,183	$24,595	$20,172	$(42,793)	$129,157
Depreciation and amortization	3,690	57,696	2,526	8,865	72,777
Other (expense) income	(38)	(56)	2	575	483
Equity losses of unconsolidated entities, net of tax	—	—	—	(338)	(338)
Segment EBITDA(1)	$130,835	$82,235	$22,700	$(33,691)	$202,079

Six months ended June 30, 2022
Income (loss) from operations	$110,774	$19,642	$16,316	$(42,983)	$103,749
Depreciation and amortization	3,709	43,239	2,521	8,386	57,855
Other (expense) income	(48)	(40)	(2)	4,328	4,238
Equity losses of unconsolidated entities, net of tax	—	—	—	(332)	(332)
Segment EBITDA(1)	$114,435	$62,841	$18,835	$(30,601)	$165,510

(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income (loss), the most directly comparable U.S. GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, system-wide sales, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, and a reconciliation of Adjusted net income per share, diluted, to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

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
The following table shows the change in our corporate-owned and franchisee-owned store base for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,211	2,062	2,176	2,142
New stores opened	23	30	58	64
Stores debranded, sold, or consolidated(1)	(4)	(1)	(4)	(115)
Stores operated at end of period	2,230	2,091	2,230	2,091

Corporate-owned stores:
Stores operated at beginning of period	235	229	234	112
New stores opened	3	4	4	7
Stores acquired from franchisees	4	—	4	114
Stores operated at end of period	242	233	242	233

Total stores:
Stores operated at beginning of period	2,446	2,291	2,410	2,254
New stores opened	26	34	62	71
Stores acquired, debranded, sold or consolidated(1)	—	(1)	—	(1)
Stores operated at end of period	2,472	2,324	2,472	2,324

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
Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the 12th month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods. During the three months ended June 30, 2023, the stores acquired in the Sunshine Acquisition came into the corporate-owned same store sales base.
The following table shows our same store sales for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Same store sales data
Same store sales growth:
Franchisee-owned stores	8.6%	13.4%	9.1%	14.5%
Corporate-owned stores	10.2%	15.7%	11.0%	16.3%
Total stores	8.7%	13.6%	9.3%	14.6%
Number of stores in same store sales base:
Franchisee-owned stores	2,094	1,909	2,094	1,909
Corporate-owned stores	227	104	227	104
Total stores	2,331	2,123	2,331	2,123

Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues billed to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We bill monthly dues on or around the 17th of every month in the US and Canada. We bill annual fees once per year from each member based upon when the member signed his or her membership agreement. During the three months June 30, 2023 and 2022, system-wide sales were $1,147 million and $1,019 million, respectively. During the six months ended June 30, 2023 and 2022, system-wide sales were $2,256 million and $1,980 million, respectively.

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
A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in thousands)
Net income	$44,180	$25,071	$68,948	$43,447
Interest income	(4,163)	(474)	(8,094)	(683)
Interest expense(1)	21,468	21,979	43,067	44,610
Provision for income taxes	15,814	8,570	25,381	20,281
Depreciation and amortization	36,767	32,172	72,777	57,855
EBITDA	$114,066	$87,318	$202,079	$165,510
Purchase accounting adjustments-revenue(2)	247	71	333	129
Purchase accounting adjustments-rent(3)	184	109	288	219
Loss on reacquired franchise rights(4)	110	—	110	1,160
Gain on settlement of preexisting contract with acquiree(5)	—	—	—	(2,059)
Transaction fees and acquisition-related costs(6)	—	525	394	4,948
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	(160)	265	95	(1,845)
Dividend income on held-to-maturity investments(8)	(496)	(463)	(979)	(914)
Legal matters(9)	2,950	898	6,250	951
Tax benefit arrangement remeasurement(10)	—	(83)	—	(3,871)
Severance costs(11)	1,220	—	1,220	—
Other(12)	818	500	(640)	1,600
Adjusted EBITDA(13)	$118,939	$89,140	$209,150	$165,828
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
(3)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41, $45, $82, and $90 in the three and six months ended June 30, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $143, $64, $206, and $129 in the three and six months ended June 30, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.

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
(9)Represents costs associated with legal matters in which the Company is a defendant. In connection with the Preliminary Settlement Agreement between the Company and a franchisee in Mexico, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees. As of June 30, 2023, the Company revised its estimate of the legal settlement and recorded an increase to the estimated liability of $2,950 for the three months ended June 30, 2023 and $6,250 for the six months ended June 30, 2023 to $14,500, net of legal fees paid. In the three and six months ended June 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter.
(10)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11)Represents severance expense recorded in connection with the elimination of the President and Chief Operating Officer position.
(12)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(13)Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for all prior periods presented has been restated to the current period computation methodology.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$44,180	$25,071	$68,948	$43,447
Provision for income taxes, as reported	15,814	8,570	25,381	20,281
Purchase accounting adjustments-revenue(1)	247	71	333	129
Purchase accounting adjustments-rent(2)	184	109	288	219
Loss on reacquired franchise rights(3)	110	—	110	1,160
Gain on settlement of preexisting contract with acquiree(4)	—	—	—	(2,059)
Transaction fees and acquisition-related costs(5)	—	525	394	4,948
Loss on extinguishment of debt(6)	—	—	—	1,583
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investments(7)	(160)	265	95	(1,845)
Dividend income on held-to-maturity investments(8)	(496)	(463)	(979)	(914)
Legal matters(9)	2,950	898	6,250	951
Tax benefit arrangement remeasurement(10)	—	(83)	—	(3,871)
Severance costs(11)	1,220	—	1,220	—
Other(12)	818	500	(640)	1,600
Purchase accounting amortization(13)	12,954	10,781	25,531	19,299
Adjusted income before income taxes	$77,821	$46,244	$126,931	$84,928
Adjusted income tax expense(14)	20,156	12,347	32,875	22,676
Adjusted net income(15)	$57,665	$33,897	$94,056	$62,252

Adjusted net income per share, diluted	$0.65	$0.37	$1.05	$0.69

Adjusted weighted-average shares outstanding(16)	89,092	91,343	89,444	90,503
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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41, $45, $82, and $90 in the three and six months ended June 30, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S.

GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $143, $64, $206, and $129 in the three and six months ended June 30, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(5)Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(6)Represents a loss on extinguishment of debt in the six months ended June 30, 2022.
(7)Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with legal matters in which the Company is a defendant. In connection with the Preliminary Settlement Agreement between the Company and a franchisee in Mexico, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees. As of June 30, 2023, the Company revised its estimate of the legal settlement and recorded an increase to the estimated liability of $2,950 for the three months ended June 30, 2023 and $6,250 for the six months ended June 30, 2023 to $14,500, net of legal fees paid. In the three and six months ended June 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter.
(10)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11)Represents severance expense recorded in connection with the elimination of the President and Chief Operating Officer position.
(12)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(13)Includes $3,096, $3,096, $6,192 and 6,192 of amortization of intangible assets, for the three and six months ended June 30, 2023 and 2022, recorded in connection with the 2012 Acquisition, and $9,858, $7,685, $19,339 and $13,107 of amortization of intangible assets for the three and six months ended June 30, 2023 and 2022, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(14)Represents corporate income taxes at an assumed blended tax rate of 25.9% for the three and six months ended June 30, 2023 and 26.7% for the three and six months ended June 30, 2022, applied to adjusted income before income taxes.
(15)Effective September 30, 2022, we no longer exclude pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for all prior periods presented has been restated to the current period computation methodology.
(16)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023			For the three months ended June 30, 2022
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.	$41,135	84,908	$0.48	$22,342	85,197	$0.26
Assumed exchange of shares(2)	3,045	4,184		2,729	6,146
Net income	44,180			25,071
Adjustments to arrive at adjusted income before income taxes(3)	33,641			21,173
Adjusted income before income taxes	77,821			46,244
Adjusted income tax expense(4)	20,156			12,347
Adjusted net income	$57,665	89,092	$0.65	$33,897	91,343	$0.37
(1)Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted, of Class A common stock outstanding.
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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% and 26.7% for the three months ended June 30, 2023 and 2022, respectively, applied to adjusted income before income taxes.

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$63,839	84,850	$0.75	$38,806	84,919	$0.46
Assumed exchange of shares(2)	5,109	4,594		4,641	5,584
Net income	68,948			43,447
Adjustments to arrive at adjusted income before income taxes(3)	57,983			41,481
Adjusted income before income taxes	126,931			84,928
Adjusted income tax expense(4)	32,875			22,676
Adjusted net income	$94,056	89,444	$1.05	$62,252	90,503	$0.69

(1)Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares, diluted, of Class A common stock outstanding.
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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% and 26.7% for the six months ended June 30, 2023 and 2022, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Franchise revenue	28.2%	30.3%	30.8%	32.6%
National advertising fund revenue	6.3%	6.5%	6.8%	6.9%
Franchise segment	34.5%	36.8%	37.6%	39.5%
Corporate-owned stores	39.7%	45.2%	43.2%	43.3%
Equipment	25.8%	18.0%	19.2%	17.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	20.8%	14.5%	15.5%	13.4%
Store operations	20.6%	25.1%	24.6%	25.3%
Selling, general and administrative	11.4%	12.6%	11.9%	14.4%
National advertising fund expense	6.2%	8.4%	6.9%	8.1%
Depreciation and amortization	12.8%	14.3%	14.3%	14.1%
Other losses (gains), net	1.3%	0.5%	1.5%	(0.4)%
Total operating costs and expenses	73.1%	75.4%	74.7%	74.9%
Income from operations	26.9%	24.6%	25.3%	25.1%
Other income (expense), net:
Interest income	1.5%	0.2%	1.6%	0.2%
Interest expense	(7.5)%	(9.8)%	(8.5)%	(10.9)%
Other income (expense)	0.1%	0.1%	0.1%	1.0%
Total other expense, net	(5.9)%	(9.5)%	(6.8)%	(9.7)%
Income before income taxes	21.0%	15.1%	18.5%	15.4%
Equity losses of unconsolidated entities, net of tax	—%	—%	(0.1)%	(0.1)%
Provision for income taxes	5.5%	3.8%	5.0%	4.9%
Net income	15.5%	11.3%	13.5%	10.5%
Less net income attributable to non-controlling interests	1.1%	1.2%	1.0%	1.1%
Net income attributable to Planet Fitness, Inc.	14.4%	10.1%	12.5%	9.4%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue:
Franchise revenue	$80,846	$67,958	$156,726	$134,075
National advertising fund revenue	17,996	14,585	34,800	28,552
Franchise segment	98,842	82,543	191,526	162,627
Corporate-owned stores	113,759	101,453	219,640	177,610
Equipment	73,862	40,446	97,523	70,881
Total revenue	286,463	224,442	508,689	411,118
Operating costs and expenses:
Cost of revenue	59,457	32,544	78,810	54,905
Store operations	58,876	56,362	124,891	103,897
Selling, general and administrative	32,646	28,202	60,415	59,028
National advertising fund expense	17,890	18,889	34,878	33,436
Depreciation and amortization	36,767	32,172	72,777	57,855
Other losses (gains), net	3,825	1,181	7,761	(1,752)
Total operating costs and expenses	209,461	169,350	379,532	307,369
Income from operations	77,002	55,092	129,157	103,749
Other income (expense), net:
Interest income	4,163	474	8,094	683
Interest expense	(21,468)	(21,979)	(43,067)	(44,610)
Other income	370	148	483	4,238
Total other expense, net	(16,935)	(21,357)	(34,490)	(39,689)
Income before income taxes	60,067	33,735	94,667	64,060
Equity losses of unconsolidated entities, net of tax	(73)	(94)	(338)	(332)
Provision for income taxes	15,814	8,570	25,381	20,281
Net income	44,180	25,071	68,948	43,447
Less net income attributable to non-controlling interests	3,045	2,729	5,109	4,641
Net income attributable to Planet Fitness, Inc.	$41,135	$22,342	$63,839	$38,806
Comparison of the three months ended June 30, 2023 and three months ended June 30, 2022
Revenue
Total revenues were $286.5 million in the three months ended June 30, 2023, compared to $224.4 million in the three months ended June 30, 2022, an increase of $62.0 million, or 27.6%.
Franchise segment revenue was $98.8 million in the three months ended June 30, 2023, compared to $82.5 million in the three months ended June 30, 2022, an increase of $16.3 million, or 19.7%.
Franchise revenue was $80.8 million in the three months ended June 30, 2023 compared to $68.0 million in the three months ended June 30, 2022, an increase of $12.9 million or 19.0%. Included in franchise revenue is royalty revenue of $66.8 million, franchise and other fees of $6.9 million, and placement revenue of $6.3 million for the three months ended June 30, 2023, compared to royalty revenue of $58.7 million, franchise and other fees of $5.8 million, and placement revenue of $3.4 million for the three months ended June 30, 2022. Of the $8.1 million increase in royalty revenue, $4.5 million was attributable to a same store sales increase of 8.6% in franchisee-owned stores, $2.0 million was attributable to higher royalties on annual fees and $1.6 million was attributable to new stores opened since April 1, 2022. The $1.1 million increase in franchise and other fees was primarily attributable to higher online join fees. The $2.9 million increase in placement revenue was driven by higher existing equipment placements in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
National advertising fund revenue was $18.0 million in the three months ended June 30, 2023, compared to $14.6 million in the three months ended June 30, 2022. The $3.4 million increase in national advertising fund revenue was primarily due to the same store sales increase noted above, new stores and the collection of national advertising fund revenue on annual fees billed to new members, which began in 2023.
Revenue from our corporate-owned stores segment was $113.8 million in the three months ended June 30, 2023, compared to $101.5 million in the three months ended June 30, 2022, an increase of $12.3 million, or 12.1%. Of the increase, $7.1 million was from the corporate-owned store same store sales increase of 10.2%, and $5.2 million was from new store openings since April 1, 2022 and the April 16, 2023 acquisition of 4 stores in Florida.
Equipment segment revenue was $73.9 million in the three months ended June 30, 2023, compared to $40.4 million in the three months ended June 30, 2022, an increase of $33.4 million, or 82.6%. The increase was driven by $33.7 million in sales to existing franchisee-owned stores in the three months ended June 30, 2023. We had equipment sales to 26 new franchisee-owned stores in both the three months ended June 30, 2023 and June 30, 2022.
Cost of revenue
Cost of revenue was $59.5 million in the three months ended June 30, 2023 compared to $32.5 million in the three months ended June 30, 2022, an increase of $26.9 million, or 82.7%. Cost of revenue, which primarily relates to our equipment segment, increased primarily as a result of higher equipment sales to existing franchisee-owned stores in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $58.9 million in the three months ended June 30, 2023 compared to $56.4 million in the three months ended June 30, 2022, an increase of $2.5 million, or 4.5%. The increase was primarily due to higher rent and occupancy expense and higher payroll as a result of new stores opened or acquired since April 1, 2022.
Selling, general and administrative
Selling, general and administrative expenses were $32.6 million in the three months ended June 30, 2023 compared to $28.2 million in the three months ended June 30, 2022, an increase of $4.4 million, or 15.8%. This increase was primarily due to $2.4 million in higher compensation related expense and $1.5 million in operational expenses, including higher information technology costs.
National advertising fund expense
National advertising fund expense was $17.9 million in the three months ended June 30, 2023 compared to $18.9 million in the three months ended June 30, 2022, due to lower advertising and marketing expenditures in the current year period.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $36.8 million in the three months ended June 30, 2023 compared to $32.2 million in the three months ended June 30, 2022, an increase of $4.6 million, or 14.3%. The increase was primarily attributable to corporate stores opened or acquired since April 1, 2022.
Other losses, net
Other losses, net was a loss of $3.8 million in the three months ended June 30, 2023 compared to a loss of $1.2 million in the three months ended June 30, 2022. In the three months ended June 30, 2023, other losses, net was primarily attributable to a $3.0 million increase to an estimated liability for a legal matter. In the three months ended June 30, 2022, other losses, net included a $0.9 million reserve against an indemnification receivable related to a legal matter.
Interest income
Interest income was $4.2 million in the three months ended June 30, 2023, compared to $0.5 million in the three months ended June 30, 2022, primarily as a result of higher interest rates in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $21.5 million in the three months ended June 30, 2023 and $22.0 million in the three months ended June 30, 2022. The decrease in interest expense is due to the repayment of the $75.0 million variable funding notes in May 2022 and amortization of principal.

Other income
Other income was $0.4 million in the three months ended June 30, 2023 compared to income of $0.1 million in the three months ended June 30, 2022.
Provision for income taxes
Provision for income taxes was $15.8 million in the three months ended June 30, 2023, compared to $8.6 million in the three months ended June 30, 2022, an increase of $7.2 million. The increase in the provision for income taxes was attributable to an increase in pretax profits in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Segment results
Franchise
Segment EBITDA for the franchise segment was $66.1 million in the three months ended June 30, 2023 compared to $54.3 million in the three months ended June 30, 2022, an increase of $11.8 million. The franchise segment EBITDA increase was primarily attributable to the franchise revenue increases as described above of $12.9 million, higher national advertising fund revenue of $3.4 million, and lower national advertising fund expenses of $1.0 million partially offset by higher expenses related to placement services of $1.3 million, higher selling, general, and administrative expenses of $1.3 million, and a $3.0 million increase in an estimated liability for a legal matter.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $48.7 million in the three months ended June 30, 2023 compared to $39.5 million in the three months ended June 30, 2022, an increase of $9.2 million. Of the increase, $7.8 million was attributable to the same store sales increase of 10.2% and $1.7 million was from new store openings since April 1, 2022 and the April 16, 2023 acquisition of 4 stores in Florida, partially offset by higher store operation expenses.
Equipment
Segment EBITDA for the equipment segment was $17.1 million in the three months ended June 30, 2023 compared to $10.2 million in the three months ended June 30, 2022, an increase of $6.9 million. The increase was primarily driven by higher equipment sales to existing franchisee-owned stores in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as described above.
Comparison of the six months ended June 30, 2023 and six months ended June 30, 2022
Revenue
Total revenues were $508.7 million in the six months ended June 30, 2023, compared to $411.1 million in the six months ended June 30, 2022, an increase of $97.6 million, or 23.7%.
Franchise segment revenue was $191.5 million in the six months ended June 30, 2023, compared to $162.6 million in the six months ended June 30, 2022, an increase of $28.9 million, or 17.8%.
Franchise revenue was $156.7 million in the six months ended June 30, 2023 compared to $134.1 million in the six months ended June 30, 2022, an increase of $22.7 million, or 16.9%. Included in franchise revenue is royalty revenue of $131.4 million, franchise and other fees of $16.3 million, and placement revenue of $7.9 million for the six months ended June 30, 2023, compared to royalty revenue of $115.2 million, franchise and other fees of $12.6 million, and placement revenue of $5.7 million for the six months ended June 30, 2022. Of the $16.2 million increase in royalty revenue, $9.4 million was attributable to a same store sales increase of 9.1% in franchisee-owned stores, $3.4 million was attributable to new stores opened since January 1, 2022, and $4.1 million was from higher royalties on annual fees, partially offset by $0.8 million of lower royalty revenue primarily as a result of the stores acquired in the Sunshine Acquisition no longer being franchisee-owned stores. The $3.7 million increase in franchise and other fees was primarily attributable to higher online join fees, and the $2.2 million increase in placement revenue was primarily driven by higher replacement equipment placements.
National advertising fund revenue was $34.8 million in the six months ended June 30, 2023, compared to $28.6 million in the six months ended June 30, 2022. The increase in national advertising fund revenue in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher same store sales, new stores opened since January 1, 2022 and the collection of national advertising fund revenue on annual fees billed to new members, which began in 2023.
Revenue from our corporate-owned stores segment was $219.6 million in the six months ended June 30, 2023, compared to $177.6 million in the six months ended June 30, 2022, an increase of $42.0 million, or 23.7%. Of the increase, $28.6 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition in February 2022, $8.7 million was from new stores opened or acquired since January 1, 2022, and $4.7 million was from the corporate-owned store same store sales increase of 11.0%.
Equipment segment revenue was $97.5 million in the six months ended June 30, 2023, compared to $70.9 million in the six months ended June 30, 2022, an increase of $26.6 million, or 37.6%. Of the increase, $35.3 million was driven by higher equipment sales to existing franchisee-owned stores, partially offset by $8.9 million of lower equipment sales to new franchisee-owned stores in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. In the six months ended June 30, 2023, we had equipment sales to 44 new franchisee-owned stores compared to 59 in the prior year period.
Cost of revenue
Cost of revenue was $78.8 million in the six months ended June 30, 2023 compared to $54.9 million in the six months ended June 30, 2022, an increase of $23.9 million, or 43.5%. Cost of revenue, which primarily relates to our equipment segment, increased primarily as a result of higher equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to existing franchisee-owned stores in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as described above.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $124.9 million in the six months ended June 30, 2023 compared to $103.9 million in the six months ended June 30, 2022, an increase of $21.0 million, or 20.2%. Of the increase, $7.0 million was attributable to rent and occupancy expense, $5.7 million was from higher marketing expense, $5.2 million was from higher payroll, and $1.9 million repairs and maintenance expense, primarily as a result of new stores opened or acquired since January 1, 2022.
Selling, general and administrative
Selling, general and administrative expenses were $60.4 million in the six months ended June 30, 2023 compared to $59.0 million in the six months ended June 30, 2022, an increase of $1.4 million, or 2.3%. Of the $1.4 million increase, $3.7 million was related to payroll and $1.2 million was from higher technology expense, which were partially offset by lower advisory fees as a result of the Sunshine Acquisition in the prior year.
National advertising fund expense
National advertising fund expense was $34.9 million in the six months ended June 30, 2023 compared to $33.4 million in the six months ended June 30, 2022, due to higher national advertising and marketing expenditures in 2023 as compared to 2022 as a result of higher national advertising fund revenue.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $72.8 million in the six months ended June 30, 2023 compared to $57.9 million in the six months ended June 30, 2022, an increase of $14.9 million, or 25.8%. The increase was primarily attributable to depreciation and amortization of the assets acquired in the Sunshine Acquisition and Florida Acquisition as well as new stores opened since January 1, 2022.
Other losses (gains), net
Other losses (gains), net was a loss of $7.8 million in the six months ended June 30, 2023 compared to a gain of $1.8 million in the six months ended June 30, 2022. In the six months ended June 30, 2023, the $7.8 million loss was primarily related to a $6.3 million increase in an estimated reserve for a legal matter. In the six months ended June 30, 2022, the $1.8 million gain includes a $1.8 million gain from the reduction in the Company’s allowance for credit losses and a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, partially offset by the $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition and a $0.9 million reserve against an indemnification receivable related to a legal matter.
Interest income
Interest income was $8.1 million in the six months ended June 30, 2023 compared to $0.7 million in the six months ended June 30, 2022, primarily as a result of higher interest rates in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $43.1 million in the six months ended June 30, 2023 compared to $44.6 million in the six months ended June 30, 2022. The decrease in interest expense is due to a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs in the prior year period and $0.5 million of lower interest expense from the repayment of the variable funding notes in May 2022. Partially offsetting these decreases is higher interest expense in the six months ended June 30, 2023 from the increased principal balance as a result of the debt refinancing completed on February 10, 2022.
Other income
Other income was $0.5 million in the six months ended June 30, 2023 and $4.2 million in the six months ended June 30, 2022. During the six months ended June 30, 2022, other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements of $3.8 million due to changes in our effective tax rate which did not impact the six months ended June 30, 2023.
Provision for income taxes
The provision for income taxes was $25.4 million in the six months ended June 30, 2023, compared to $20.3 million in the six months ended June 30, 2022. The increase was attributable to higher income before income taxes in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Segment results
Franchise
Segment EBITDA for the franchise segment was $130.8 million in the six months ended June 30, 2023 compared to $114.4 million in the six months ended June 30, 2022, an increase of $16.4 million, or 14.3%. The franchise segment EBITDA increase in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the $28.9 million of higher franchise segment revenue, partially offset by $1.5 million of higher equipment placement expenses, $1.4 million of higher NAF expenses and $1.4 million of higher selling, general and administrative expense. Also offsetting the revenue increase was a $6.3 million increase in an estimated reserve for a legal matter in the current year period as compared to a $2.1 million gain in the prior year period as described in other losses (gains), net above. Depreciation and amortization was $3.7 million and $3.7 million in the six months ended June 30, 2023 and 2022, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $82.2 million in the six months ended June 30, 2023 compared to $62.8 million in the six months ended June 30, 2022, an increase of $19.4 million, or 30.9%. Of the Segment EBITDA increase, $13.3 million was attributable to corporate-owned stores acquired in the Sunshine Acquisition, $4.4 million was attributable to the same store sales increase of 11.0%, and $2.3 million was from new stores opened or acquired since January 1, 2022, partially offset by higher selling, general and administrative expense of $1.0 million. Depreciation and amortization was $57.7 million and $43.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in depreciation and amortization was primarily attributable the Sunshine Acquisition.
Equipment
Segment EBITDA for the equipment segment was $22.7 million in the six months ended June 30, 2023 compared to $18.8 million in the six months ended June 30, 2022, an increase of $3.9 million, or 20.5%, driven by higher equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Depreciation and amortization was $2.5 million for both the six months ended June 30, 2023 and 2022.

Liquidity and capital resources
As of June 30, 2023, we had $236.1 million of cash and cash equivalents, $117.8 million of short-term marketable securities, $2.5 million of long-term marketable securities and $62.5 million of restricted cash.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe the available cash, cash equivalents, marketable securities, the cash generated from our operations, and amounts available under our 2022 Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under the tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
The following table presents summary cash flow information for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$157,330	$110,263
Investing activities	(201,021)	(466,303)
Financing activities	(130,876)	198,591
Effect of foreign exchange rates on cash	728	(219)
Net increase (decrease) in cash	$(173,839)	$(157,668)
Operating activities
For the six months ended June 30, 2023, net cash provided by operating activities was $157.3 million compared to $110.3 million in the six months ended June 30, 2022, an increase of $47.1 million. Of the increase, $44.4 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, partially offset by $2.7 million is due to unfavorable changes in working capital.

Investing activities
For the six months ended June 30, 2023, net cash used in investing activities was $201.0 million compared to $466.3 million in the six months ended June 30, 2022, a decrease of $265.3 million. The primary driver for the decrease in cash used in investing activities was $424.9 million of net cash used for the Sunshine Acquisition in the prior year period, partially offset by a net $119.6 million investment in marketable securities, $26.4 million used for the Florida Acquisition, and $10.0 million equity method investment in the current year.
Capital expenditures for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022
New corporate-owned stores and corporate-owned stores not yet opened	$12,460	$16,962
Existing corporate-owned stores	22,161	16,552
Information systems	10,507	7,909
Corporate and all other	15	—
Total capital expenditures	$45,143	$41,423
Financing activities
For the six months ended June 30, 2023, net cash used in financing activities was $130.9 million compared to net cash provided by financing activities of $198.6 million in the six months ended June 30, 2022. The primary drivers of the net cash used in financing activities in the six months ended June 30, 2023, were share repurchases of $125.0 million and the repayment of long-term debt partially offset by proceeds from issuance of Class A common stock. The primary drivers of the net cash provided by financing activities in the three months ended March 31, 2022, was $244.4 million of net cash provided from long-term debt, consisting of $975 million of borrowings, $714.4 million of principal payments and $16.2 million of deferred financing costs incurred, in addition to share repurchases of $44.3 million.
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
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of June 30, 2023 due to repayment in full on May 9, 2022 using cash on hand.
Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2022. The Company was in compliance with its debt covenants as of June 30, 2023. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of June 30, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $5.6 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of June 30, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
The securitized financing facility includes the Series 2018-1 Senior Class A-2-II Notes and the Series 2022-1 Senior Class A-2 Notes, which are comprised of fixed interest rate notes, and the 2022 Variable Funding Notes, which allow for the incurrence of up to $75.0 million in revolving loans and/or Letters of Credit under the 2022 Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company would be exposed to interest rate increases on any borrowings under the 2022 Variable Funding Notes. An increase in the effective interest rate applied to borrowings under the 2022 Variable Funding Notes of 100 basis points would result in a $0.8 million increase in pre-tax interest expense on an annualized basis. There are no current borrowings under the 2022 Variable Funding Notes.
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, and Australian dollar, which are the functional currencies of our Canadian, Mexican, and Australian entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of June 30, 2023, a 10% increase or decrease in the exchange rate of the U.S. and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors.
Our marketable debt securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline and materially adversely affect our financial condition.
We maintain a portfolio of marketable debt securities through professional investment advisors. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of principal and avoiding speculative investments, maintaining adequate liquidity to meet our cash flow requirements, complying with our applicable debt covenants, minimizing risk through diversification, delivering competitive returns, providing fiduciary control over our cash and investments and complying with applicable laws. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially adversely affect our financial condition. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of these investments in the future, these risks could be exacerbated.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/23 - 04/30/23	310,267	$80.44	310,267	$450,035,615
05/01/23 - 05/31/23	714,921	70.02	714,921	399,976,647
06/01/23 - 06/30/23	355,966	70.25	355,966	374,970,426
Total	1,381,154	$72.42	1,381,154

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2023, one of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”) and one of which is a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) (a “non-Rule 10b5-1 trading plan”), were as follows:

Name	Title	Action	Date Adopted or Terminated	Original Expiration Date	Aggregate # of Securities to be Purchased/Sold or for which the Rule 10b5-1 Plan was Terminated
Christopher Rondeau(1)	Chief Executive Officer	Termination	6/5/2023	7/14/2023	Sell 400,000
Christopher Rondeau(2)	Chief Executive Officer	Adoption	5/17/2023	8/16/2024	Sell 750,000
Christopher Rondeau(2)	Chief Executive Officer	Termination	6/5/2023	8/16/2024	Sell 750,000
(1) A non-Rule 10b5-1 Plan of Christopher Rondeau, Chief Executive Officer, adopted on December 12, 2022, was terminated during the three months ended June 30, 2023, on June 5, 2023. The non-Rule 10b5-1 Plan provided for the exchange of Holding Units, along with a corresponding number of shares of Class B common stock, for shares of the Company’s Class A common stock, which would then be sold up to the specified maximum aggregate amount until plan expiration on the original expiration date or upon the earlier completion of all authorized transactions. There were no transactions pursuant to the non-Rule 10b5-1 Plan.
(2) Christopher Rondeau, Chief Executive Officer, entered into a Rule 10b5-1 Plan that was adopted and subsequently terminated during the three months ended June 30, 2023. The Rule 10b5-1 Plan was adopted on May 17, 2023, and was terminated on June 5, 2023. The Rule 10b5-1 Plan provided for the exchange of Holding Units, along with a corresponding number of shares of Class B common stock, for shares of the Company’s Class A common stock, which would then be sold up to the specified maximum aggregate amount until plan expiration on the original expiration date or upon the earlier completion of all authorized transactions. There were no transactions pursuant to the Rule 10b5-1 Plan.

ITEM 6. Exhibits

Description of Exhibit Incorporated
Herein by Reference
Exhibit					Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing Date	Number	Herewith

10.1	Separation Agreement with Edward Hymes					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: August 9, 2023	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)