Form 10-Q
period 2023-09-30
Planet Fitness, Inc.
filed 2023-11-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2023 there were 85,438,502 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 2,708,410 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
•Our financial results are affected by the operating and financial results of our relationships with and actions taken by our franchisees.
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

PART I-FINANCIAL INFORMATION
1. Financial Statements
Planet Fitness, Inc. and subsidiaries
Condensed consolidated balance sheets (Unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$308,970	$409,840
Restricted cash	46,381	62,659
Short-term marketable securities	108,460	—
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of September 30, 2023 and December 31, 2022, respectively	36,362	46,242
Inventory	7,536	5,266
Prepaid expenses	18,073	11,078
Other receivables	8,678	14,975
Income tax receivables	5,659	5,471
Total current assets	540,119	555,531
Long-term marketable securities	10,252	—
Property and equipment, net of accumulated depreciation of $296,677 and $227,869 as of September 30, 2023 and December 31, 2022, respectively	366,780	348,820
Investments, net of allowances for expected credit losses of $14,951 and $14,957 as of September 30, 2023 and December 31, 2022, respectively	46,037	25,122
Right-of-use assets, net	381,819	346,937
Intangible assets, net	385,462	417,067
Goodwill	717,502	702,690
Deferred income taxes	492,965	454,565
Other assets, net	3,911	3,857
Total assets	$2,944,847	$2,854,589
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$20,750
Accounts payable	28,364	20,578
Accrued expenses	56,430	66,993
Equipment deposits	13,933	8,443
Restricted liabilities – national advertising fund	805	—
Deferred revenue, current	64,352	53,759
Payable pursuant to tax benefit arrangements, current	38,193	31,940
Other current liabilities	50,019	42,067
Total current liabilities	272,846	244,530
Long-term debt, net of current maturities	1,966,682	1,978,131
Lease liabilities, net of current portion	379,810	341,843
Deferred revenue, net of current portion	32,670	33,152
Deferred tax liabilities	1,397	1,471
Payable pursuant to tax benefit arrangements, net of current portion	451,569	462,525
Other liabilities	4,803	4,498
Total noncurrent liabilities	2,836,931	2,821,620
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value - 300,000 authorized, 85,410 and 83,430 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	8
Class B common stock, $.0001 par value - 100,000 authorized, 2,733 and 6,146 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	1
Accumulated other comprehensive loss	(684)	(448)
Additional paid in capital	570,397	505,144
Accumulated deficit	(726,800)	(703,717)
Total stockholders’ deficit attributable to Planet Fitness Inc.	(157,078)	(199,012)
Non-controlling interests	(7,852)	(12,549)
Total stockholders’ deficit	(164,930)	(211,561)
Total liabilities and stockholders’ deficit	$2,944,847	$2,854,589
 See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of operations (Unaudited)
(Amounts in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Franchise	$80,587	$66,168	$237,313	$200,243
National advertising fund revenue	17,578	14,578	52,378	43,130
Corporate-owned stores	113,245	101,330	332,885	278,940
Equipment	66,141	62,310	163,664	133,191
Total revenue	277,551	244,386	786,240	655,504
Operating costs and expenses:
Cost of revenue	53,751	48,531	132,561	103,436
Store operations	63,120	57,892	188,011	161,789
Selling, general and administrative	33,290	27,148	93,705	86,176
National advertising fund expense	17,618	17,009	52,496	50,445
Depreciation and amortization	37,477	32,572	110,254	90,427
Other (gains) losses, net	(56)	(700)	7,705	(2,452)
Total operating costs and expenses	205,200	182,452	584,732	489,821
Income from operations	72,351	61,934	201,508	165,683
Other expense, net:
Interest income	4,245	1,561	12,339	2,244
Interest expense	(21,704)	(21,917)	(64,771)	(66,527)
Other income, net	148	4,762	631	9,000
Total other expense, net	(17,311)	(15,594)	(51,801)	(55,283)
Income before income taxes	55,040	46,340	149,707	110,400
Equity losses of unconsolidated entities, net of tax	(242)	(2)	(580)	(334)
Provision for income taxes	13,474	15,661	38,855	35,942
Net income	41,324	30,677	110,272	74,124
Less net income attributable to non-controlling interests	2,190	3,764	7,299	8,405
Net income attributable to Planet Fitness, Inc.	$39,134	$26,913	102,973	$65,719
Net income per share of Class A common stock:
Basic	$0.46	$0.32	$1.22	$0.78
Diluted	$0.46	$0.32	$1.21	$0.78
Weighted-average shares of Class A common stock outstanding:
Basic	84,610	84,156	84,558	84,377
Diluted	84,886	84,547	84,870	84,798

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income (Unaudited)
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income including non-controlling interests	$41,324	$30,677	$110,272	$74,124
Other comprehensive (loss) income, net:
Foreign currency translation adjustments	(393)	(516)	17	(638)
Change in unrealized gain (loss) on marketable securities, net of tax	42	—	(253)	—
Total other comprehensive (loss) income, net	(351)	(516)	(236)	(638)
Total comprehensive income including non-controlling interests	40,973	30,161	110,036	73,486
Less: total comprehensive income attributable to non-controlling interests	2,190	3,764	7,299	8,405
Total comprehensive income attributable to Planet Fitness, Inc.	$38,783	$26,397	$102,737	$65,081

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of cash flows (Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$110,272	$74,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,254	90,427
Amortization of deferred financing costs	4,114	4,129
Write-off of deferred financing costs	—	1,583
Accretion of marketable securities discount	(2,224)	—
Dividends accrued on investment	(1,490)	(1,391)
Deferred tax expense	34,884	35,026
Equity losses of unconsolidated entities, net of tax	580	334
Gain on adjustment of allowance for credit losses on held-to-maturity investment	(6)	(1,572)
Gain on re-measurement of tax benefit arrangement	—	(8,381)
Loss on reacquired franchise rights	110	1,160
Gain on sale of corporate-owned stores	—	(1,324)
Equity-based compensation	6,326	6,942
Other	133	267
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	10,086	(7,477)
Inventory	(2,270)	(3,071)
Other assets and other current assets	(1,722)	(567)
Restricted liabilities (assets) - national advertising fund	805	(1,773)
Accounts payable and accrued expenses	(7,488)	(22,521)
Other liabilities and other current liabilities	6,855	1,728
Income taxes	(104)	(2,111)
Payable pursuant to tax benefit arrangements	(21,780)	(14,211)
Equipment deposits	5,495	26,049
Deferred revenue	9,428	11,506
Leases	4,662	1,550
Net cash provided by operating activities	266,920	190,426
Cash flows from investing activities:
Additions to property and equipment	(84,636)	(65,138)
Acquisition of franchisees, net of cash acquired	(26,264)	(424,940)
Proceeds from sale of corporate-owned stores	—	20,820
Proceeds from sale of property and equipment	2	60
Purchases of marketable securities	(155,007)	—
Maturities of marketable securities	37,990	—
Other investments	(20,000)	—
Net cash used in investing activities	(247,915)	(469,198)
Cash flows from financing activities:
Principal payments on capital lease obligations	(152)	(207)
Proceeds from issuance of long-term debt	—	900,000
Proceeds from issuance of Variable Funding Notes	—	75,000
Repayment of long-term debt and Variable Funding Notes	(15,563)	(719,625)
Payment of financing and other debt-related costs	—	(15,951)
Proceeds from issuance of Class A common stock	8,575	779
Repurchase and retirement of Class A common stock	(125,030)	(94,314)
Distributions paid to members of Pla-Fit Holdings	(4,216)	(2,945)
Net cash (used in) provided by financing activities	(136,386)	142,737
Effects of exchange rate changes on cash and cash equivalents	233	(729)
Net decrease in cash, cash equivalents and restricted cash	(117,148)	(136,764)
Cash, cash equivalents and restricted cash, beginning of period	472,499	603,941
Cash, cash equivalents and restricted cash, end of period	$355,351	$467,177
Supplemental cash flow information:
Net cash paid for income taxes	$4,394	$3,072
Cash paid for interest	$60,964	$60,535
Non-cash investing & financing activities:
Non-cash additions to property and equipment	$20,590	$11,566
Accrued taxes on share repurchases	$1,048	$—
Fair value of common stock issued as consideration for acquisition	$—	$393,730
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Condensed consolidated statements of changes in equity (deficit) (Unaudited)
(Amounts in thousands)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	102,973	7,299	110,272
Equity-based compensation expense	—	—	—	—	—	6,326	—	—	6,326
Exchanges of Class B common stock and other adjustments	3,413	1	(3,413)	(1)	—	(9,096)	—	9,096	—
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,078)	(3,117)	(126,078)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	266	—	—	—	—	8,611	—	—	8,611
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	56,295	—	—	56,295
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	22	(3,976)	(3,954)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,216)	(4,216)
Other comprehensive loss	—	—	—	—	(236)	—	—	—	(236)
Balance at September 30, 2023	85,410	$9	2,733	$—	$(684)	$570,397	$(726,800)	$(7,852)	$(164,930)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	65,719	8,405	74,124
Equity-based compensation expense	—	—	—	—	—	6,942	—	—	6,942
Exchanges of Class B common stock and other adjustments	548	—	(548)	—	—	22,534	—	(22,534)	—
Repurchase and retirement of Class A common stock	(1,528)	—	—	—	—	6,426	(94,314)	(6,426)	(94,314)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	73	—	—	—	—	998	—	—	998
Issuance of common stock for acquisition	517	—	3,638	—	—	416,509	—	(22,779)	393,730
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	17,528	—	—	17,528
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(686)	(686)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(2,945)	(2,945)
Other comprehensive loss	—	—	—	—	(638)	—	—	—	(638)
Balance at September 30, 2022	83,414	$8	6,146	$1	$(626)	$534,365	$(737,399)	$(44,455)	$(248,106)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	83,980	$9	4,151	$—	$(333)	$564,170	$(765,815)	$(13,992)	$(215,961)
Net income	—	—	—	—	—	—	39,134	2,190	41,324
Equity-based compensation expense	—	—	—	—	—	1,533	—	—	1,533
Exchanges of Class B common stock	1,418	—	(1,418)	—	—	(4,430)	—	4,430	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	12	—	—	—	—	591	—	—	591
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	8,533	—	—	8,533
Deconsolidation of VIEs	—	—	—	—	—	—	(119)	—	(119)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(480)	(480)
Other comprehensive loss	—	—	—	—	(351)	—	—	—	(351)
Balance at September 30, 2023	85,410	$9	2,733	$—	$(684)	$570,397	$(726,800)	$(7,852)	$(164,930)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	84,230	$8	6,146	$1	$(110)	$529,026	$(714,297)	$(43,636)	$(229,008)
Net income	—	—	—	—	—	—	26,913	3,764	30,677
Equity-based compensation expense	—	—	—	—	—	1,341	—	—	1,341
Repurchase and retirement of Class A common stock	(831)	—	—	—	—	3,432	(50,015)	(3,432)	(50,015)
Exercise of stock options, vesting of restricted share units and ESPP share purchase	15	—	—	—	—	624	—	—	624
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	(58)	—	—	(58)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(229)	(229)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(922)	(922)
Other comprehensive loss	—	—	—	—	(516)	—	—	—	(516)
Balance at September 30, 2022	83,414	$8	6,146	$1	$(626)	$534,365	$(737,399)	$(44,455)	$(248,106)

See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with more than 18.5 million members and 2,498 owned and franchised locations (referred to as stores) in 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of September 30, 2023.
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
As of September 30, 2023, the Company held 100.0% of the voting interest and approximately 96.9% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 3.1% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the SEC on March 1, 2023, as amended on March 2, 2023. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of assets and liabilities acquired in business combinations, valuation of certain investments and other financial instruments including valuation of investments without readily determinable fair values, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, allowance for expected credit losses, contingent liabilities, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities, and the liability for the Company’s tax benefit arrangements.
(c) Marketable securities
Marketable securities primarily consist of commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months, but less than one year, are included in current assets and securities with maturities greater than one year are included within investments in non-current assets on the consolidated balance sheets. All marketable securities classified as available-for-sale are reported at fair value.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

The fair value measurements and levels of marketable securities are included in Note 3.
The carrying value and estimated fair value of certain liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Long-term debt(1)	$2,009,625	$1,763,500	$2,025,188	$1,730,634
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
(Amounts in thousands, except share and per share amounts)

(3) Investments
Investments - Marketable securities
The following table summarizes the amortized cost, gross unrealized gains (losses), and fair value of the Company’s cash equivalents and marketable securities:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$981	$—	$—	$981	$981	$—

Level 2
Commercial paper	74,471	—	(86)	74,385	7,955	66,430
Corporate debt securities	44,252	—	(157)	44,095	—	44,095
U.S. treasury securities	4,988	—	(5)	4,983	—	4,983
U.S. government agency securities	3,209	—	(5)	3,204	—	3,204
Total level 2	126,920	—	(253)	126,667	7,955	118,712

Total	$127,901	$—	$(253)	$127,648	$8,936	$118,712
The Company held no marketable securities as of December 31, 2022. The Company primarily invests in current marketable debt securities with a maximum weighted average duration of up to twelve months. As of September 30, 2023, the fair value of non-current marketable debt securities with a maturity beyond twelve months from the end of the period was $10,252, which are included within long-term marketable securities in the consolidated balance sheet. The remainder of the marketable securities are classified as current. Fair values were determined using market prices from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of September 30, 2023.
Investments - Held-to-maturity debt securities
As of September 30, 2023, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment, with a contractual maturity in 2026. The Company’s investment is measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Credit Impairment, on an ongoing basis.
During the three and nine months ended September 30, 2023 and 2022, the Company’s review of the investee’s operations and financial position indicated that an adjustment to its allowance for expected credit losses was necessary. A roll forward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning allowance for expected credit losses	$15,052	$15,617	$14,957	$17,462
(Gain) loss on adjustment of allowance for expected credit losses	(101)	273	(6)	(1,572)
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$14,951	$15,890	$14,951	$15,890
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investments was $29,767 and $28,277 and the allowance for expected credit losses was $14,951 and $14,957, as of September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized dividend income of $511 and $477, respectively, and during the nine months ended September 30, 2023 and 2022, of $1,490 and $1,391, respectively, within other income on the consolidated statements of operations.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

Equity method investments
On April 9, 2021, the Company acquired a 21% ownership interest in Bravo Fit Holdings Pty Ltd, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000. In the fourth quarter of 2022, the Company invested an additional $2,449 in Bravo Fit Holdings Pty Ltd. Following such additional investment, the Company’s ownership remained at 21%. For the three months ended September 30, 2023 and 2022, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $94 and $2, respectively, and for the nine months ended September 30, 2023 and 2022, the Company’s proportionate share of the earnings was a loss of $432 and $334, respectively, recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $11,370 and $11,802 as of September 30, 2023 and December 31, 2022, respectively.
On June 23, 2023, the Company acquired a 12.5% ownership interest for $10,000 in Planet Fitmex, LLC, which is classified as an equity method investment as a result of its organizational structure. In August 2023, the Company invested an additional $10,000 in Planet Fitmex, LLC. Following such additional investment, the Company’s ownership stake increased to 22.2% with a total investment of $20,000. Planet Fitmex, LLC, is a franchisee of the Company, store operator in Mexico, and is deemed to be a related party. For both the three and nine months ended September 30, 2023, the Company’s proportionate share of the earnings was a loss of $148 recorded within equity earnings of unconsolidated entities on the condensed consolidated statement of operations. The adjusted carrying value of the equity method investment was $19,852 as of September 30, 2023.
Subsequent to quarter end, in November 2023, the Company invested an additional $15,596 in Planet Fitmex, LLC, and following such additional investment, the Company’s ownership stake increased to 25.2%.

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
The following pro forma financial information for the nine months ended September 30, 2022 summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The three and nine months ended September 30, 2023 and the three months ended September 30, 2022 total revenues, income before taxes, and net income are included within the condensed consolidated statements of operations.

For the nine months ended September 30, 2022
Total revenues	$675,954
Income before taxes	110,246
Net income	74,008

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
The preliminary allocation of the purchase consideration was as follows:

Amount
Property and equipment	$3,851
Right of use assets	5,424
Other long-term assets	95
Intangible assets	6,880
Goodwill	14,812
Deferred revenue	(687)
Other current liabilities	(17)
Lease liabilities	(4,204)
Total	$26,154
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(6) Goodwill and intangible assets
A summary of goodwill and intangible assets at September 30, 2023 and December 31, 2022 is as follows:

September 30, 2023	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$199,043	$(165,174)	$33,869
Reacquired franchise and area development rights	274,708	(69,715)	204,993
	473,751	(234,889)	238,862
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$620,351	$(234,889)	$385,462
Goodwill	$717,502	$—	$717,502

December 31, 2022	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	$198,813	$(153,243)	$45,570
Reacquired franchise and area development rights	268,058	(43,161)	224,897
	466,871	(196,404)	270,467
Indefinite-lived intangible:
Trade and brand names	146,600	—	146,600
Total intangible assets	$613,471	$(196,404)	$417,067
Goodwill	$702,690	$—	$702,690
A roll forward of goodwill between December 31, 2022 and September 30, 2023 is as follows:

	Franchise	Corporate-owned stores	Equipment	Total
As of December 31, 2022	$16,938	$593,086	$92,666	$702,690
Acquisition of franchisee-owned stores	—	14,812	—	14,812
As of September 30, 2023	$16,938	$607,898	$92,666	$717,502
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the intangible assets totaled $12,965 and $10,611 for the three months ended September 30, 2023 and 2022, respectively, and $38,517 and $29,644 for the nine months ended September 30, 2023 and 2022, respectively. The anticipated annual amortization expense related to intangible assets to be recognized in future years as of September 30, 2023 is as follows:

Amount
Remainder of 2023	$12,954
2024	49,190
2025	36,713
2026	32,079
2027	27,956
Thereafter	79,970
Total	$238,862

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(7) Long-term debt
Long-term debt as of September 30, 2023 and December 31, 2022 consists of the following:

	September 30, 2023	December 31, 2022
2018-1 Class A-2-II notes	$593,750	$598,438
2019-1 Class A-2 notes	529,375	533,500
2022-1 Class A-2-I notes	418,625	421,812
2022-1 Class A-2-II notes	467,875	471,437
Total debt, excluding deferred financing costs	2,009,625	2,025,187
Deferred financing costs, net of accumulated amortization	(22,193)	(26,306)
Total debt	1,987,432	1,998,881
Current portion of long-term debt	20,750	20,750
Long-term debt, net of current portion	$1,966,682	$1,978,131
Future annual principal payments of long-term debt as of September 30, 2023 are as follows:

Amount
Remainder of 2023	$5,188
2024	20,750
2025	600,438
2026	419,312
2027	10,250
Thereafter	953,687
Total	$2,009,625
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
In connection with the issuance of the 2018 Notes, 2019 Notes, and 2022 Notes, the Company incurred debt issuance costs of $27,133, $10,577, and $16,193 respectively. The debt issuance costs are being amortized to interest expense through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-I Notes prior to the Anticipated Repayment Date, the Company recorded a loss on early extinguishment of debt of $1,583 within interest expense on the Consolidated statements of operations during the nine months ended September 30, 2022, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-I Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2023, the Company had restricted cash held by the Trustee of $46,381.
(8) Leases

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	Right of use asset, net	$381,819	$346,937
Finance lease assets	Property and equipment, net	219	370
Total lease assets		$382,038	$347,307

Liabilities
Current:
Operating	Other current liabilities	$33,589	$33,233
Financing	Other current liabilities	140	38
Noncurrent:
Operating	Lease liabilities, net of current portion	379,810	341,843
Financing	Other liabilities	88	342
Total lease liabilities		$413,627	$375,456

Weighted-average remaining lease term (years) - operating leases		8.1	8.1
Weighted-average discount rate - operating leases		5.2%	4.7%

During the three and nine months ended September 30, 2023 and 2022, the components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$16,467	$14,677	$47,154	$41,411
Variable lease cost	5,917	5,691	16,936	15,415
Total lease cost	$22,384	$20,368	$64,090	$56,826
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash paid for lease liabilities	$13,877	$14,172	$41,985	$40,405
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding acquisitions	$38,683	$6,073	$59,410	$29,234
Operating lease ROU assets obtained in exchange for operating lease liabilities through acquisitions	$—	$—	$4,204	$162,827

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

As of September 30, 2023, maturities of lease liabilities were as follows:

Amount
Remainder of 2023	$9,506
2024	60,149
2025	68,800
2026	69,264
2027	66,584
Thereafter	242,152
Total lease payments	$516,455
Less: imputed interest	102,828
Present value of lease liabilities	$413,627

As of September 30, 2023, future operating lease payments exclude approximately $29,938 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2022 and September 30, 2023:

Contract liabilities
Balance at December 31, 2022	$86,911
Revenue recognized that was included in the contract liability at the beginning of the year	(50,443)
Increase, excluding amounts recognized as revenue during the period	60,554
Balance at September 30, 2023	$97,022
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2023	$40,424
2024	25,559
2025	4,967
2026	3,894
2027	3,417
Thereafter	18,761
Total	$97,022
Equipment deposits received in advance of delivery as of September 30, 2023 and December 31, 2022 were $13,933 and $8,443, respectively, and are expected to be recognized as revenue in the next twelve months.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(10) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Franchise revenue - interim CEO	$958	$729	$2,882	$2,461
Franchise revenue - other	656	233	1,206	434
Equipment revenue - interim CEO	1,294	1,648	2,305	1,661
Equipment revenue - other	1,641	—	1,641	—
Total revenue from related parties	$4,549	$2,610	$8,034	$4,556
Additionally, the Company had deferred ADA and franchise agreement revenue of $722 and $467 as of September 30, 2023 and December 31, 2022, respectively. Of this amount $146 and $138 is from a franchisee in which the Company’s interim CEO has a financial interest.
As of September 30, 2023 and December 31, 2022, the Company had $81,687 and $80,717, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 13.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $893 and $651 for the three months ended September 30, 2023 and 2022, respectively, and $2,679 and $1,955 for the nine months ended September 30, 2023 and 2022, respectively.
For the three months ended September 30, 2023 and 2022, the Company incurred approximately $63 and $71, respectively, and $427 and $246 for the nine months ended September 30, 2023 and 2022, respectively, which is included within selling, general and administrative expense on the condensed consolidated statements of operations, for corporate travel to a third-party company which is affiliated with the former Chief Executive Officer.
A member of the Company’s board of directors, who is also the Company’s interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $101 and $109, during the three months ended September 30, 2023 and 2022, respectively, and $270 and $198 during the nine months ended September 30, 2023 and 2022.

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
During the three and nine months ended September 30, 2023, respectively, certain existing holders of Holdings Units exercised their exchange rights and exchanged 1,417,603 and 3,412,312 Holdings Units for 1,417,603 and 3,412,312 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 1,417,603 and 3,412,312 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,417,603 and 3,412,312 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

As a result of the above transactions, as of September 30, 2023:
•Holders of Class A common stock owned 85,410,391 shares of Class A common stock, representing 96.9% of the voting power in the Company and, through the Company, 85,410,391 Holdings Units representing 96.9% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 2,733,410 Holdings Units, representing 3.1% of the economic interest in Pla-Fit Holdings, and 2,733,410 shares of Class B common stock, representing 3.1% of the voting power in the Company.
Share repurchase program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program. During the nine months ended September 30, 2023, the Company repurchased 1,698,753 shares of Class A common stock for a total cost of $125,030. A one percent share repurchase excise tax of $1,048 was also incurred as a result of new legislation that went into effect beginning in 2023. All repurchased shares were retired. Subsequent to these repurchases, there is $374,970 remaining under the 2022 share repurchase program. The timing of purchases and amount of stock repurchased are subject to the Company’s discretion and dependent upon market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. The ability to repurchase shares at any particular time is also subject to the terms of the Indenture governing the Securitized Senior Notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of September 30, 2023 and December 31, 2022.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$41,324	$30,677	$110,272	$74,124
Less: net income attributable to non-controlling interests	2,190	3,764	7,299	8,405
Net income attributable to Planet Fitness, Inc.	$39,134	$26,913	$102,973	$65,719
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,609,522	84,156,488	84,557,902	84,377,324
Effect of dilutive securities:
Stock options	212,953	338,981	239,709	357,315
Restricted stock units	48,282	50,854	64,347	62,050
Performance stock units	15,562	290	8,354	1,235
Weighted-average shares of Class A common stock outstanding - diluted	84,886,319	84,546,613	84,870,312	84,797,924
Earnings per share of Class A common stock - basic	$0.46	$0.32	$1.22	$0.78
Earnings per share of Class A common stock - diluted	$0.46	$0.32	$1.21	$0.78
Weighted average shares of Class B common stock of 3,533,885 and 6,145,722 for the three months ended September 30, 2023 and 2022, respectively, and 4,236,271 and 5,773,562 for the nine months ended September 30, 2023 and 2022, respectively, were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive. Weighted average stock options outstanding of 307,606 and 258,093 for the three months ended September 30, 2023 and 2022, respectively, and 250,595 and 243,507 for the nine months ended September 30, 2023 and 2022, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average restricted stock units outstanding of 968 and 705 for the three months ended September 30, 2023 and 2022, respectively, and 5,684 and 323 for the nine months ended September 30, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive. Weighted average performance stock units outstanding of 36,717 and 1,058 for the three months ended September 30, 2023 and 2022, respectively, and 1,981 and 281 for the nine months ended September 30, 2023 and 2022, respectively, were evaluated under the treasury stock method for potential dilutive effects and were determined to be anti-dilutive.
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 24.5% and 33.8% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company’s effective tax rate was 26.0% and 32.6% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company was also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $491,568 and $453,094 as of September 30, 2023 and December 31, 2022, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

As of September 30, 2023 and December 31, 2022, the total liability related to uncertain tax positions was $328 and $328, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2023 and 2022 were not material.
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
As of September 30, 2023 and December 31, 2022, the Company had a liability of $489,762 and $494,465, respectively, related to its projected obligations under the tax benefit arrangements. Projected future payments under the tax benefit arrangements are as follows:

Amount
Remainder of 2023	$11,129
2024	38,397
2025	47,379
2026	49,868
2027	52,515
Thereafter	290,474
Total	$489,762
During the three and nine months ended September 30, 2023, 1,417,603 and 3,412,312 Holdings Units, respectively, were exchanged for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings, the Company recorded a $1,704 and $4,358 decrease to net deferred tax assets during the three and nine months ended September 30, 2023, respectively. As a result of these exchanges, during the three and nine months ended September 30, 2023, the Company also recognized deferred tax assets in the amount of $24,999 and $77,730, respectively, as a result of the increase in tax basis. A portion of these exchanges were not made by TRA Holders, which did not result in an increase in the tax benefit arrangement liability. Of the exchanges that were made by TRA Holders, they resulted in an increase in the tax benefit arrangement liability of $14,762 and $17,077 in the three and nine months ended September 30, 2023, respectively. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
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

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which will include the Company’s acquisition of the franchisee-owned stores and a release of all claims by all parties. In connection with the Preliminary Settlement Agreement, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees, through other loss on the statement of operations. The Company revised its estimate of the legal settlement and recorded an increase to the liability of $6,250 during the nine months ended September 30, 2023. The remaining liability as of September 30, 2023 is $14,500, after utilization of the accrual for estimated legal fees during 2023.
Subsequent to quarter end, on October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31,619, which included the acquisition by the Company of five stores in Mexico and the settlement of all claims.
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(15) Segments
The Company has three reportable segments: (i) Franchise; (ii) Corporate-owned stores; and (iii) Equipment.
The Company’s operations are organized and managed by type of products and services and segment information is reported accordingly. The Company’s chief operating decision maker (the “CODM”) is its interim Chief Executive Officer. The CODM reviews financial performance and allocates resources by reportable segment. There have been no operating segments aggregated to arrive at the Company’s reportable segments.
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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022. The “Corporate and other” category, as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Franchise segment revenue - U.S.	$95,209	$78,873	$281,836	$237,612
Franchise segment revenue - International	2,956	1,873	7,855	5,761
Franchise segment total	98,165	80,746	289,691	243,373
Corporate-owned stores - U.S.	112,080	100,247	329,505	275,962
Corporate-owned stores - International	1,165	1,083	3,380	2,978
Corporate-owned stores total	113,245	101,330	332,885	278,940
Equipment segment - U.S.	62,605	60,952	158,335	124,781
Equipment segment - International	3,536	1,358	5,329	8,410
Equipment segment total	66,141	62,310	163,664	133,191
Total revenue	$277,551	$244,386	$786,240	$655,504

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

Franchise revenue includes revenue generated from placement services of $5,884 and $4,376 for the three months ended September 30, 2023 and 2022, respectively, and $13,760 and $10,102 for the nine months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Segment EBITDA
Franchise	$67,583	$53,475	$198,418	$167,910
Corporate-owned stores	44,264	40,446	126,499	103,287
Equipment	16,434	15,803	39,134	34,638
Corporate and other	(18,547)	(10,458)	(52,238)	(41,059)
Total Segment EBITDA	$109,734	$99,266	$311,813	$264,776

The following table reconciles total Segment EBITDA to income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total Segment EBITDA	$109,734	$99,266	$311,813	$264,776
Less:
Depreciation and amortization	37,477	32,572	110,254	90,427
Other income	148	4,762	631	9,000
Equity losses of unconsolidated entities, net of tax	(242)	(2)	(580)	(334)
Income from operations	72,351	61,934	201,508	165,683
Interest income	4,245	1,561	12,339	2,244
Interest expense	(21,704)	(21,917)	(64,771)	(66,527)
Other income	148	4,762	631	9,000
Income before income taxes	$55,040	$46,340	$149,707	$110,400
The following table summarizes the Company’s assets by reportable segment:

	September 30, 2023	December 31, 2022
Franchise	$177,045	$161,355
Corporate-owned stores	1,624,489	1,559,985
Equipment	187,899	200,020
Unallocated	955,414	933,229
Total consolidated assets	$2,944,847	$2,854,589
The table above includes $721 and $916 of long-lived assets located in the Company’s international corporate-owned stores as of September 30, 2023 and December 31, 2022, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2023	December 31, 2022
Franchise	$16,938	$16,938
Corporate-owned stores	607,898	593,086
Equipment	92,666	92,666
Consolidated goodwill	$717,502	$702,690

Planet Fitness, Inc. and subsidiaries
Notes to Condensed Consolidated financial statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(16) Corporate-owned and franchisee-owned stores
The following table shows changes in corporate-owned and franchisee-owned stores for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,230	2,091	2,176	2,142
New stores opened	24	25	82	89
Stores acquired from the Company	—	6	—	6
Stores debranded, sold, or consolidated(1)	—	—	(4)	(115)
Stores operated at end of period	2,254	2,122	2,254	2,122

Corporate-owned stores:
Stores operated at beginning of period	242	233	234	112
New stores opened	2	4	6	11
Stores sold to franchisees	—	(6)	—	(6)
Stores acquired from franchisees	—	—	4	114
Stores operated at end of period	244	231	244	231

Total stores:
Stores operated at beginning of period	2,472	2,324	2,410	2,254
New stores opened	26	29	88	100
Stores acquired, debranded, sold or consolidated(1)	—	—	—	(1)
Stores operated at end of period	2,498	2,353	2,498	2,353
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

(17) VIE deconsolidation

During 2023, a triggering event occurred that resulted in the Company analyzing the PF Melville LLC and Matthew Michael Realty LLC VIEs to determine if they still met the criteria for consolidation. As a result of the analysis, the Company determined these entities no longer qualify for consolidation as VIEs as the Company no longer qualifies as the primary beneficiary of the VIEs and therefore deconsolidated the entities. The deconsolidation removed the net assets and non-controlling interest from the VIEs and did not impact the Company’s condensed consolidated statements of operations.

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
As of September 30, 2023, we had more than 18.5 million members and 2,498 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,498 stores, 2,254 are franchised and 244 are corporate-owned. As of September 30, 2023, we had commitments to open more than 1,000 new stores under existing ADAs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, including revenues and expenses from the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment primarily includes the sale of equipment to our United States franchisee-owned stores. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The tables below summarize the financial information for our segments for the three and nine months ended September 30, 2023 and September 30, 2022. “Corporate and other,” as it relates to Segment EBITDA, primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue
Franchise segment	$98,165	$80,746	$289,691	$243,373
Corporate-owned stores segment	113,245	101,330	332,885	278,940
Equipment segment	66,141	62,310	163,664	133,191
Total revenue	$277,551	$244,386	$786,240	$655,504

Segment EBITDA
Franchise	$67,583	$53,475	$198,418	$167,910
Corporate-owned stores	44,264	40,446	126,499	103,287
Equipment	16,434	15,803	39,134	34,638
Corporate and other	(18,547)	(10,458)	(52,238)	(41,059)
Total Segment EBITDA(1)	$109,734	$99,266	$311,813	$264,776
(1)Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP financial measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable U.S. GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three months ended September 30, 2023
Income (loss) from operations	$65,949	$14,811	$15,172	$(23,581)	$72,351
Depreciation and amortization	1,845	29,484	1,262	4,886	37,477
Other (expense) income	(211)	(31)	—	390	148
Equity losses of unconsolidated entities, net of tax	—	—	—	(242)	(242)
Segment EBITDA(1)	$67,583	$44,264	$16,434	$(18,547)	$109,734

Three months ended September 30, 2022
Income (loss) from operations	$51,442	$15,187	$14,543	$(19,238)	$61,934
Depreciation and amortization	1,852	25,350	1,260	4,110	32,572
Other income (expense)	181	(91)	—	4,672	4,762
Equity losses of unconsolidated entities, net of tax	—	—	—	(2)	(2)
Segment EBITDA(1)	$53,475	$40,446	$15,803	$(10,458)	$99,266

Nine months ended September 30, 2023
Income (loss) from operations	$193,134	$39,406	$35,344	$(66,376)	$201,508
Depreciation and amortization	5,534	87,179	3,788	13,753	110,254
Other (expense) income	(250)	(86)	2	965	631
Equity losses of unconsolidated entities, net of tax	—	—	—	(580)	(580)
Segment EBITDA(1)	$198,418	$126,499	$39,134	$(52,238)	$311,813

Nine months ended September 30, 2022
Income (loss) from operations	$162,216	$34,828	$30,859	$(62,220)	$165,683
Depreciation and amortization	5,561	68,590	3,781	12,495	90,427
Other income (expense)	133	(131)	(2)	9,000	9,000
Equity losses of unconsolidated entities, net of tax	—	—	—	(334)	(334)
Segment EBITDA(1)	$167,910	$103,287	$34,638	$(41,059)	$264,776
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

The following table shows the change in our corporate-owned and franchisee-owned store base for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,230	2,091	2,176	2,142
New stores opened	24	25	82	89
Stores acquired from the Company	—	6	—	6
Stores debranded, sold, or consolidated(1)	—	—	(4)	(115)
Stores operated at end of period	2,254	2,122	2,254	2,122

Corporate-owned stores:
Stores operated at beginning of period	242	233	234	112
New stores opened	2	4	6	11
Stores sold to franchisees	—	(6)	—	(6)
Stores acquired from franchisees	—	—	4	114
Stores operated at end of period	244	231	244	231

Total stores:
Stores operated at beginning of period	2,472	2,324	2,410	2,254
New stores opened	26	29	88	100
Stores acquired, debranded, sold or consolidated(1)	—	—	—	(1)
Stores operated at end of period	2,498	2,353	2,498	2,353
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

Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the 12th month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods. During the nine months ended September 30, 2023, the stores acquired in the Sunshine Acquisition came into the corporate-owned same store sales base.
The following table presents same store sales data for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Same store sales growth:
Franchisee-owned stores	8.2%	8.1%	8.8%	12.1%
Corporate-owned stores	10.1%	9.7%	10.7%	13.9%
Total stores	8.4%	8.2%	9.0%	12.2%
Number of stores in same store sales base:
Franchisee-owned stores	2,116	1,962	2,116	1,962
Corporate-owned stores	230	100	231	100
Total stores	2,350	2,180	2,351	2,180
Total monthly dues and annual fees from members (system-wide sales)
We define system-wide sales as total monthly dues and annual fees billed by us and our franchisees. System-wide sales is an operating measure that includes sales by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as sales by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We review the total amount of dues billed to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. We bill monthly dues on or around the 17th of every month in the US and Canada. We bill annual fees once per year from each member based upon when the member signed his or her membership agreement. During the three months September 30, 2023 and 2022, system-wide sales were $1,092.9 million and $968.1 million, respectively. During the nine months ended September 30, 2023 and 2022, system-wide sales were $3,348.4 million and $2,948.1 million, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$41,324	$30,677	$110,272	$74,124
Interest income	(4,245)	(1,561)	(12,339)	(2,244)
Interest expense(1)	21,704	21,917	64,771	66,527
Provision for income taxes	13,474	15,661	38,855	35,942
Depreciation and amortization	37,477	32,572	110,254	90,427
EBITDA	$109,734	$99,266	$311,813	$264,776
Purchase accounting adjustments-revenue(2)	45	84	378	213
Purchase accounting adjustments-rent(3)	173	109	461	328
Loss on reacquired franchise rights(4)	—	—	110	1,160
Gain on settlement of preexisting contract with acquiree(5)	—	—	—	(2,059)
Transaction fees and acquisition-related costs(6)	—	396	394	5,344
(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investments(7)	(101)	273	(6)	(1,572)
Dividend income on held-to-maturity investments(8)	(511)	(477)	(1,490)	(1,391)
Legal matters(9)	—	238	6,250	1,189
Tax benefit arrangement remeasurement(10)	—	(4,510)	—	(8,381)
Gain on sale of corporate-owned stores(11)	—	(1,324)	—	(1,324)
Executive transition costs(12)	2,502	—	3,722	—
Other(13)	50	(153)	(590)	1,447
Adjusted EBITDA	$111,892	$93,902	$321,042	$259,730
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
(3)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41, $45, $123, and $135 in the three and nine months ended September 30, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $138, $65, $338, and $194 in the three and nine months ended September 30, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(7)Represents a (gain) loss on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with legal matters in which the Company is a defendant. In connection with the Preliminary Settlement Agreement between the Company and a franchisee in Mexico, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees. During the second quarter of 2023, the Company revised its estimate of the legal settlement and recorded an increase to the liability of $6,250 during the nine months ended September 30, 2023 to $14,500, net of legal fees paid. In the three and nine months ended September 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter.
(10)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11)Represents a gain on the sale of corporate-owned stores.
(12)Represents certain severance and related expenses in the three and nine months ended September 30, 2023 recorded in connection with the departure of the Chief Executive Officer and in the nine months ended September 30, 2023, also includes severance expenses recorded in connection with the elimination of the President and Chief Operating Officer position.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$41,324	$30,677	$110,272	$74,124
Provision for income taxes, as reported	13,474	15,661	38,855	35,942
Purchase accounting adjustments-revenue(1)	45	84	378	213
Purchase accounting adjustments-rent(2)	173	109	461	328
Loss on reacquired franchise rights(3)	—	—	110	1,160
Gain on settlement of preexisting contract with acquiree(4)	—	—	—	(2,059)
Transaction fees and acquisition-related costs(5)	—	396	394	5,344
Loss on extinguishment of debt(6)	—	—	—	1,583
(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investments(7)	(101)	273	(6)	(1,572)
Dividend income on held-to-maturity investments(8)	(511)	(477)	(1,490)	(1,391)
Legal matters(9)	—	238	6,250	1,189
Tax benefit arrangement remeasurement(10)	—	(4,510)	—	(8,381)
Gain on sale of corporate-owned stores(11)	—	(1,324)	—	(1,324)
Executive transition costs(12)	2,502	—	3,722	—
Other(13)	50	(153)	(590)	1,447
Purchase accounting amortization(14)	12,954	10,611	38,485	29,644
Adjusted income before income taxes	$69,910	$51,585	$196,841	$136,247
Adjusted income tax expense(15)	18,107	13,361	50,982	35,288
Adjusted net income(16)	$51,803	$38,224	$145,859	$100,959

Adjusted net income per share, diluted	$0.59	$0.42	$1.64	$1.11

Adjusted weighted-average shares outstanding	88,420	90,692	89,107	90,571
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
(2)Represents the impact of rent-related purchase accounting adjustments. In accordance with guidance in ASC 805 – Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall recorded rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $41, $45, $123, and $135 in the three and nine months ended September 30, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with U.S. GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $138, $65, $338, and $194 in the three and nine months ended September 30, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable leases. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
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
(7)Represents a (gain) loss on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investments.
(8)Represents dividend income on held-to-maturity investments.
(9)Represents costs associated with legal matters in which the Company is a defendant. In connection with the Preliminary Settlement Agreement between the Company and a franchisee in Mexico, the Company recorded an estimated liability for the legal settlement of $8,550 as of December 31, 2022, inclusive of estimated future legal fees. During the second quarter of 2023, the Company revised its estimate of the legal settlement and recorded an increase to the liability of $6,250 during the nine months ended September 30, 2023 to $14,500, net of legal fees paid. In the three and nine months ended September 30, 2022, the amounts represent a reserve against an indemnification receivable related to a legal matter.
(10)Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11)Represents a gain on the sale of corporate-owned stores.
(12)Represents certain severance and related expenses in the three and nine months ended September 30, 2023 recorded in connection with the departure of the Company’s Chief Executive Officer and in the nine months ended September 30, 2023, also includes severance expenses recorded in connection with the elimination of the President and Chief Operating Officer position.
(13)Represents certain other charges and gains that we do not believe reflect our underlying business performance.
(14)Includes $3,096, $3,096, $9,288 and $9,288 of amortization of intangible assets, for the three and nine months ended September 30, 2023 and 2022, recorded in connection with the 2012 Acquisition, and $9,858, $7,515, $29,197 and $20,357 of amortization of intangible assets for the three and nine months ended September 30, 2023 and 2022, respectively, recorded in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with U.S. GAAP, in each period.
(15)Represents corporate income taxes at an assumed blended tax rate of 25.9% for the three and nine months ended September 30, 2023 and September 30, 2022, applied to adjusted income before income taxes.
(16)Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023			For the three months ended September 30, 2022
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$39,134	84,886	$0.46	$26,913	84,547	$0.32
Assumed exchange of shares(2)	2,190	3,534		3,764	6,145
Net income	41,324			30,677
Adjustments to arrive at adjusted income before income taxes(3)	28,586			20,908
Adjusted income before income taxes	69,910			51,585
Adjusted income tax expense(4)	18,107			13,361
Adjusted net income	$51,803	88,420	$0.59	$38,224	90,692	$0.42
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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% for the three months ended September 30, 2023 and 2022, applied to adjusted income before income taxes.

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$102,973	84,870	$1.21	$65,719	84,798	$0.78
Assumed exchange of shares(2)	7,299	4,237		8,405	5,773
Net income	110,272			74,124
Adjustments to arrive at adjusted income before income taxes(3)	86,569			62,123
Adjusted income before income taxes	196,841			136,247
Adjusted income tax expense(4)	50,982			35,288
Adjusted net income	$145,859	89,107	$1.64	$100,959	90,571	$1.11
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
(4)Represents corporate income taxes at an assumed blended tax rate of 25.9% for the nine months ended September 30, 2023 and 2022, applied to adjusted income before income taxes.

Results of operations
The following table sets forth our condensed consolidated statements of operations as a percentage of total revenue for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Franchise revenue	29.0%	27.1%	30.2%	30.5%
National advertising fund revenue	6.3%	5.9%	6.7%	6.5%
Franchise segment	35.4%	33.0%	36.9%	37.0%
Corporate-owned stores	40.8%	41.5%	42.3%	42.7%
Equipment	23.8%	25.5%	20.8%	20.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	19.4%	19.9%	16.9%	15.8%
Store operations	22.7%	23.7%	23.9%	24.7%
Selling, general and administrative	12.0%	11.1%	11.9%	13.1%
National advertising fund expense	6.3%	7.0%	6.7%	7.7%
Depreciation and amortization	13.5%	13.3%	14.0%	13.8%
Other (gains) losses, net	—%	(0.3)%	1.0%	(0.4)%
Total operating costs and expenses	73.9%	74.7%	74.4%	74.7%
Income from operations	26.1%	25.3%	25.6%	25.3%
Other income (expense), net:
Interest income	1.5%	0.6%	1.6%	0.3%
Interest expense	(7.8)%	(9.0)%	(8.2)%	(10.1)%
Other income	0.1%	1.9%	0.1%	1.4%
Total other expense, net	(6.2)%	(6.5)%	(6.5)%	(8.4)%
Income before income taxes	19.9%	18.8%	19.1%	16.9%
Equity losses of unconsolidated entities, net of tax	(0.1)%	—%	(0.1)%	(0.1)%
Provision for income taxes	4.9%	6.4%	4.9%	5.5%
Net income	14.9%	12.4%	14.1%	11.3%
Less net income attributable to non-controlling interests	0.8%	1.5%	0.9%	1.3%
Net income attributable to Planet Fitness, Inc.	14.1%	10.9%	13.2%	10.0%

The following table sets forth a comparison of our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(in thousands)
Revenue:
Franchise revenue	$80,587	$66,168	$237,313	$200,243
National advertising fund revenue	17,578	14,578	52,378	43,130
Franchise segment	98,165	80,746	289,691	243,373
Corporate-owned stores	113,245	101,330	332,885	278,940
Equipment	66,141	62,310	163,664	133,191
Total revenue	277,551	244,386	786,240	655,504
Operating costs and expenses:
Cost of revenue	53,751	48,531	132,561	103,436
Store operations	63,120	57,892	188,011	161,789
Selling, general and administrative	33,290	27,148	93,705	86,176
National advertising fund expense	17,618	17,009	52,496	50,445
Depreciation and amortization	37,477	32,572	110,254	90,427
Other (gains) losses, net	(56)	(700)	7,705	(2,452)
Total operating costs and expenses	205,200	182,452	584,732	489,821
Income from operations	72,351	61,934	201,508	165,683
Other income (expense), net:
Interest income	4,245	1,561	12,339	2,244
Interest expense	(21,704)	(21,917)	(64,771)	(66,527)
Other income	148	4,762	631	9,000
Total other expense, net	(17,311)	(15,594)	(51,801)	(55,283)
Income before income taxes	55,040	46,340	149,707	110,400
Equity losses of unconsolidated entities, net of tax	(242)	(2)	(580)	(334)
Provision for income taxes	13,474	15,661	38,855	35,942
Net income	41,324	30,677	110,272	74,124
Less net income attributable to non-controlling interests	2,190	3,764	7,299	8,405
Net income attributable to Planet Fitness, Inc.	$39,134	$26,913	$102,973	$65,719
Comparison of the three months ended September 30, 2023 and three months ended September 30, 2022
Revenue
Total revenues were $277.6 million in the three months ended September 30, 2023, compared to $244.4 million in the three months ended September 30, 2022, an increase of $33.2 million, or 13.6%.
Franchise segment revenue was $98.2 million in the three months ended September 30, 2023, compared to $80.7 million in the three months ended September 30, 2022, an increase of $17.4 million, or 21.6%.
Franchise revenue was $80.6 million in the three months ended September 30, 2023 compared to $66.2 million in the three months ended September 30, 2022, an increase of $14.4 million or 21.8%. Included in franchise revenue is royalty revenue of $64.0 million, franchise and other fees of $9.4 million, and placement revenue of $5.9 million for the three months ended September 30, 2023, compared to royalty revenue of $55.9 million, franchise and other fees of $5.9 million, and placement revenue of $4.4 million for the three months ended September 30, 2022. Of the $8.0 million increase in royalty revenue, $4.4 million was attributable to a same store sales increase of 8.2% in franchisee-owned stores, $1.7 million was attributable to higher royalties on annual fees and $1.6 million was attributable to new stores opened since July 1, 2022. The $3.5 million increase in franchise and other fees was primarily attributable to higher online join fees. The $1.5 million increase in placement revenue was driven by higher existing equipment placements in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Also included in franchise revenue in the three months ended September 30, 2023 was $1.3 million of revenue associated with the sale of HVAC units to franchisees.

National advertising fund revenue was $17.6 million in the three months ended September 30, 2023, compared to $14.6 million in the three months ended September 30, 2022. The $3.0 million increase in national advertising fund revenue was primarily due to the same store sales increase noted above, new stores and the collection of national advertising fund revenue on annual fees billed to new members, which began in 2023.
Revenue from our corporate-owned stores segment was $113.2 million in the three months ended September 30, 2023, compared to $101.3 million in the three months ended September 30, 2022, an increase of $11.9 million, or 11.8%. Of the increase, $6.8 million was from the corporate-owned store same store sales increase of 10.1%, and $5.1 million was from new store openings since July 1, 2022 and the April 16, 2023 acquisition of 4 stores in Florida.
Equipment segment revenue was $66.1 million in the three months ended September 30, 2023, compared to $62.3 million in the three months ended September 30, 2022, an increase of $3.8 million, or 6.1%. The increase was driven by $5.6 million in higher sales to existing franchisee-owned stores in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. We had equipment sales to 22 and 27 new franchisee-owned stores in the three months ended September 30, 2023 and September 30, 2022, respectively.
Cost of revenue
Cost of revenue was $53.8 million in the three months ended September 30, 2023 compared to $48.5 million in the three months ended September 30, 2022, an increase of $5.2 million, or 10.8%. Of the increase, $4.9 million relates to our equipment segment, which increased primarily as a result of higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as described above. The remaining increase of $1.3 million was due to costs of HVAC units sold to franchisees.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $63.1 million in the three months ended September 30, 2023 compared to $57.9 million in the three months ended September 30, 2022, an increase of $5.2 million, or 9.0%. The increase was primarily due to higher rent and occupancy expense and higher payroll as a result of new stores opened or acquired since July 1, 2022.
Selling, general and administrative
Selling, general and administrative expenses were $33.3 million in the three months ended September 30, 2023 compared to $27.1 million in the three months ended September 30, 2022, an increase of $6.1 million, or 22.6%. This increase was primarily due to $2.5 million in higher severance related expense, $2.0 million in higher operational and administrative expenses, including higher information technology and professional services costs, and $1.5 million in higher compensation related expense.
National advertising fund expense
National advertising fund expense was $17.6 million in the three months ended September 30, 2023 compared to $17.0 million in the three months ended September 30, 2022, due to higher advertising and marketing expenditures in the current year period.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $37.5 million in the three months ended September 30, 2023 compared to $32.6 million in the three months ended September 30, 2022, an increase of $4.9 million, or 15.1%. The increase was primarily attributable to corporate stores opened or acquired since July 1, 2022.
Other gains, net
Other gains, net was a gain of $0.1 million in the three months ended September 30, 2023 compared to a gain of $0.7 million in the three months ended September 30, 2022.
Interest income
Interest income was $4.2 million in the three months ended September 30, 2023, compared to $1.6 million in the three months ended September 30, 2022, primarily as a result of higher interest rates in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense was $21.7 million in the three months ended September 30, 2023 and $21.9 million in the three months ended September 30, 2022.
Other income
Other income was $0.1 million in the three months ended September 30, 2023 compared to income of $4.8 million in the three months ended September 30, 2022. In the three months ended September 30, 2022, other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Provision for income taxes was $13.5 million in the three months ended September 30, 2023, compared to $15.7 million in the three months ended September 30, 2022, an decrease of $2.2 million. The decrease in the provision for income taxes was attributable to a $4.5 million remeasurement of deferred taxes in the three months ended September 30, 2022, as compared to the three months ended September 30, 2023.
Segment results
Franchise
Segment EBITDA for the franchise segment was $67.6 million in the three months ended September 30, 2023 compared to $53.5 million in the three months ended September 30, 2022, an increase of $14.1 million. The franchise segment EBITDA increase was primarily attributable to the franchise revenue increases as described above of $14.4 million, higher national advertising fund revenue of $3.0 million, partially offset by $1.3 million of higher cost of goods sold from HVAC units sold to franchisees, $0.8 million of higher selling, general, and administrative expenses, and higher national advertising fund expenses of $0.6 million.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $44.3 million in the three months ended September 30, 2023 compared to $40.4 million in the three months ended September 30, 2022, an increase of $3.8 million. Of the increase, $3.9 million was attributable to the stores in the same store sales base and $2.2 million was from new store openings since July 1, 2022 and the April 16, 2023 acquisition of 4 stores in Florida, partially offset by $1.0 million of higher corporate store selling, general, and administrative expenses in the three months ended September 30, 2023 and a $1.3 million gain in the prior year related to the sale of corporate-owned stores.
Equipment
Segment EBITDA for the equipment segment was $16.4 million in the three months ended September 30, 2023 compared to $15.8 million in the three months ended September 30, 2022, an increase of $0.6 million. The increase was primarily driven by higher equipment sales to existing franchisee-owned stores in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as described above.
Comparison of the nine months ended September 30, 2023 and nine months ended September 30, 2022
Revenue
Total revenues were $786.2 million in the nine months ended September 30, 2023, compared to $655.5 million in the nine months ended September 30, 2022, an increase of $130.7 million, or 19.9%.
Franchise segment revenue was $289.7 million in the nine months ended September 30, 2023, compared to $243.4 million in the nine months ended September 30, 2022, an increase of $46.3 million, or 19.0%.
Franchise revenue was $237.3 million in the nine months ended September 30, 2023 compared to $200.2 million in the nine months ended September 30, 2022, an increase of $37.1 million, or 18.5%. Included in franchise revenue is royalty revenue of $195.3 million, franchise and other fees of $26.1 million, and placement revenue of $13.8 million for the nine months ended September 30, 2023, compared to royalty revenue of $171.1 million, franchise and other fees of $19.0 million, and placement revenue of $10.1 million for the nine months ended September 30, 2022. Of the $24.2 million increase in royalty revenue, $13.8 million was attributable to a same store sales increase of 8.8% in franchisee-owned stores, $5.0 million was attributable to new stores opened since January 1, 2022, and $5.8 million was from higher royalties on annual fees, partially offset by $0.8 million of lower royalty revenue primarily as a result of the stores acquired in the Sunshine Acquisition no longer being franchisee-owned stores. The $7.1 million increase in franchise and other fees was primarily attributable to higher online join fees, and the $3.7 million increase in placement revenue was primarily driven by higher replacement equipment placements. Also included in franchise revenue in the nine months ended September 30, 2023 was $2.1 million of revenue associated with the sale of HVAC units to franchisees.

National advertising fund revenue was $52.4 million in the nine months ended September 30, 2023, compared to $43.1 million in the nine months ended September 30, 2022. The increase in national advertising fund revenue in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher same store sales, new stores opened since January 1, 2022 and the collection of national advertising fund revenue on annual fees billed to new members, which began in 2023.
Revenue from our corporate-owned stores segment was $332.9 million in the nine months ended September 30, 2023, compared to $278.9 million in the nine months ended September 30, 2022, an increase of $53.9 million, or 19.3%. Of the increase, $32.2 million was attributable to the acquisition of 114 stores in the Sunshine Acquisition in February 2022, $15.0 million was from new stores opened since January 1, 2022 and the April 16, 2023 acquisition of 4 stores in Florida, and $6.8 million was from the corporate-owned store same store sales increase of 10.7%.
Equipment segment revenue was $163.7 million in the nine months ended September 30, 2023, compared to $133.2 million in the nine months ended September 30, 2022, an increase of $30.5 million, or 22.9%. Of the increase, $41.2 million was driven by higher equipment sales to existing franchisee-owned stores, partially offset by $9.7 million of lower equipment sales to new franchisee-owned stores in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. In the nine months ended September 30, 2023, we had equipment sales to 64 new franchisee-owned stores compared to 82 in the prior year period.
Cost of revenue
Cost of revenue was $132.6 million in the nine months ended September 30, 2023 compared to $103.4 million in the nine months ended September 30, 2022, an increase of $29.1 million, or 28.2%. Cost of revenue, which primarily relates to our equipment segment, increased primarily as a result of higher equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to existing franchisee-owned stores in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as described above. The remaining increase of $2.1 million was due to costs of HVAC units sold to franchisees.
Store operations
Store operation expenses, which relate to our corporate-owned stores segment, were $188.0 million in the nine months ended September 30, 2023 compared to $161.8 million in the nine months ended September 30, 2022, an increase of $26.2 million, or 16.2%. Of the increase, $9.5 million was attributable to rent and occupancy expense, $6.6 million was from higher marketing expense, $6.8 million was from higher payroll related expense, and $3.4 million repairs and maintenance expense, primarily as a result of new stores opened or acquired since January 1, 2022.
Selling, general and administrative
Selling, general and administrative expenses were $93.7 million in the nine months ended September 30, 2023 compared to $86.2 million in the nine months ended September 30, 2022, an increase of $7.5 million, or 8.7%. Of the $7.5 million increase, $7.6 million was related to payroll and severance expense and $2.0 million was from higher technology expense, which were partially offset by lower advisory fees as a result of the Sunshine Acquisition in the prior year.
National advertising fund expense
National advertising fund expense was $52.5 million in the nine months ended September 30, 2023 compared to $50.4 million in the nine months ended September 30, 2022, with the increase due to higher national advertising and marketing expenditures in 2023 as compared to 2022 as a result of higher national advertising fund revenue.
Depreciation and amortization
Depreciation and amortization expense consists of the depreciation of property and equipment, including leasehold and building improvements and equipment. Amortization expense consists of amortization related to our intangible assets, including customer relationships and reacquired franchise rights.
Depreciation and amortization expense was $110.3 million in the nine months ended September 30, 2023 compared to $90.4 million in the nine months ended September 30, 2022, an increase of $19.8 million, or 21.9%. The increase was primarily attributable to depreciation and amortization of the assets acquired in the Sunshine Acquisition and Florida Acquisition as well as new stores opened since January 1, 2022.

Other losses (gains), net
Other losses (gains), net was a loss of $7.7 million in the nine months ended September 30, 2023 compared to a gain of $2.5 million in the nine months ended September 30, 2022. In the nine months ended September 30, 2023, the $7.7 million loss was primarily related to a $6.3 million increase in an estimated reserve for a legal matter. In the nine months ended September 30, 2022, the $2.5 million gain includes a $1.3 million gain on the sale of corporate-owned stores and a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, partially offset by the $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition and a $1.2 million reserve against an indemnification receivable related to a legal matter.
Interest income
Interest income was $12.3 million in the nine months ended September 30, 2023 compared to $2.2 million in the nine months ended September 30, 2022, primarily as a result of higher interest rates in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $64.8 million in the nine months ended September 30, 2023 compared to $66.5 million in the nine months ended September 30, 2022. The decrease in interest expense is due to a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs in the prior year period and $0.5 million of lower interest expense from the repayment of the variable funding notes in May 2022. Partially offsetting these decreases is higher interest expense in the nine months ended September 30, 2023 from the increased principal balance as a result of the debt refinancing completed on February 10, 2022.
Other income
Other income was $0.6 million in the nine months ended September 30, 2023 and $9.0 million in the nine months ended September 30, 2022. During the nine months ended September 30, 2022, other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate which did not impact the nine months ended September 30, 2023.
Provision for income taxes
The provision for income taxes was $38.9 million in the nine months ended September 30, 2023, compared to $35.9 million in the nine months ended September 30, 2022. The increase was attributable to higher income before income taxes in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Segment results
Franchise
Segment EBITDA for the franchise segment was $198.4 million in the nine months ended September 30, 2023 compared to $167.9 million in the nine months ended September 30, 2022, an increase of $30.5 million, or 18.2%. The franchise segment EBITDA increase in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the $46.3 million of higher franchise segment revenue, partially offset by $2.1 million of higher NAF expenses, $2.2 million of higher selling, general and administrative expense and $1.1 million of higher equipment placement expenses. Also offsetting the revenue increase was a $6.3 million increase in an estimated reserve for a legal matter in the current year period as compared to a $2.1 million gain in the prior year period as described in other losses (gains), net above. Depreciation and amortization was $5.5 million and $5.6 million in the nine months ended September 30, 2023 and 2022, respectively.
Corporate-owned stores
Segment EBITDA for the corporate-owned stores segment was $126.5 million in the nine months ended September 30, 2023 compared to $103.3 million in the nine months ended September 30, 2022, an increase of $23.2 million, or 22.5%. Of the Segment EBITDA increase, $15.0 million was attributable to corporate-owned stores acquired in the Sunshine Acquisition, $6.6 million was attributable to the stores included in the same store sales base, and $5.0 million was from new stores opened or acquired since January 1, 2022, partially offset by higher selling, general and administrative expense of $1.8 million. Depreciation and amortization was $87.2 million and $68.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in depreciation and amortization was primarily attributable the Sunshine Acquisition and Florida Acquisition.

Equipment
Segment EBITDA for the equipment segment was $39.1 million in the nine months ended September 30, 2023 compared to $34.6 million in the nine months ended September 30, 2022, an increase of $4.5 million, or 13.0%, driven by higher equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Depreciation and amortization was $3.8 million for both the nine months ended September 30, 2023 and 2022.
Liquidity and capital resources
As of September 30, 2023, we had $309.0 million of cash and cash equivalents, $108.5 million of short-term marketable securities, $10.3 million of long-term marketable securities and $46.4 million of restricted cash.
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
The following table presents summary cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$266,920	$190,426
Investing activities	(247,915)	(469,198)
Financing activities	(136,386)	142,737
Effect of foreign exchange rates on cash	233	(729)
Net decrease in cash	$(117,148)	$(136,764)
Operating activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $266.9 million compared to $190.4 million in the nine months ended September 30, 2022, an increase of $76.5 million. Of the increase, $61.6 million is due to higher net income after adjustments to reconcile net income to net cash provided by operating activities in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and $14.9 million is due to favorable changes in working capital primarily as a result of more favorable changes in accounts receivable, accrued expenses and accounts payable, partially offset by lower equipment deposits and a higher payment pursuant to tax benefit arrangements.

Investing activities
For the nine months ended September 30, 2023, net cash used in investing activities was $247.9 million compared to $469.2 million in the nine months ended September 30, 2022, a decrease of $221.3 million. The primary drivers for the cash used in investing activities in the nine months ended September 30, 2023 were investments in marketable securities, net of maturities of $117.0 million, $26.3 million used for the Florida Acquisition, and $20.0 million equity method investment. The primary drivers for the cash used in investing activities in the nine months ended September 30, 2022 were $424.9 million of net cash used for the Sunshine Acquisition in the prior year period, partially offset by $20.8 million of cash received on the sale of corporate-owned stores.
Capital expenditures for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022
New corporate-owned stores and corporate-owned stores not yet opened	$29,540	$29,661
Existing corporate-owned stores	38,044	23,587
Information systems	16,953	11,890
Corporate and all other	99	—
Total capital expenditures	$84,636	$65,138
Financing activities
For the nine months ended September 30, 2023, net cash used in financing activities was $136.4 million compared to net cash provided by financing activities of $142.7 million in the nine months ended September 30, 2022. The primary drivers of the net cash used in financing activities in the nine months ended September 30, 2023, were share repurchases of $125.0 million and the repayment of long-term debt of $15.6 million, partially offset by proceeds from issuance of Class A common stock of $8.6 million. The primary drivers of the net cash provided by financing activities in the nine months ended September 30, 2022, was $239.4 million of net cash provided from long-term debt, consisting of $975 million of borrowings, $719.6 million of principal payments and $16.2 million of deferred financing costs incurred, in addition to share repurchases of $94.3 million.
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
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of September 30, 2023 due to repayment in full on May 9, 2022 using cash on hand.
Except as described above, there were no material changes to the terms of any debt obligations since December 31, 2022. The Company was in compliance with its debt covenants as of September 30, 2023. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of September 30, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $5.6 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of September 30, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
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
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, and Australian dollar, which are the functional currencies of our Canadian, Mexican, and Australian entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of September 30, 2023, a 10% increase or decrease in the exchange rate of the U.S. and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
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

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
We are highly dependent on the services of our senior management team and other key employees at our corporate headquarters and our corporate-owned stores, and on our and our franchisees’ ability to recruit, retain and motivate key employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees, or our ability to successfully identify and engage a highly qualified permanent CEO could adversely affect our and our franchisees’ operating efficiency and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/01/23 - 07/31/23	—	$—	—	$374,970,426
08/01/23 - 08/31/23	—	—	—	374,970,426
09/01/23 - 09/30/23	—	—	—	374,970,426
Total	—	$—	—

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

ITEM 3. Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
None.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits

Description of Exhibit
Incorporated Herein by Reference
Exhibit		Filed				Exhibit
Number	Exhibit Description	Herewith	Form	File No.	Filing Date	Number

10.1	Separation Agreement, dated as of September 15, 2023, between Planet Fitness, Inc. and Chris Rondeau.		8-K	001-37534	09/15/23	10.1

10.2	Employment Offer Letter dated as of September 15, 2023 between Planet Fitness, Inc. and Craig R. Benson.	X

10.3	Employment Offer Letter, originally dated as of September 15, 2023 and as amended by the Addendum on October 31, 2023, between Planet Fitness, Inc. and Craig R. Benson.		8-K	001-37534	11/01/23	10.1

10.4	Amended and Restated Planet Fitness, Inc. 2015 Omnibus Incentive Plan.	X

10.5	Amended and Restated Planet Fitness, Inc. Long-Term Cash Incentive Program.	X

10.6	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in' Equity (Deficit), and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: November 9, 2023	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)