Form 10-K
period 2023-12-31
Planet Fitness, Inc.
filed 2024-02-29
CIK 1637207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Registrant’s telephone number, including area code: (603) 750-0001

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2023 was approximately $5.7 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 22, 2024, was 87,023,326 shares and 1,146,094 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be held April 30, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and our annual report to shareholders contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “prospect,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” “future,” “strategy,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. – Risk Factors,” of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I
Item 1. Business
Planet Fitness, Inc. is a Delaware corporation formed on March 16, 2015. Planet Fitness, Inc. Class A common stock trades on the New York Stock Exchange under the symbol “PLNT.”
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience starting at only $10 per month for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users and people over the age of 14 who do not belong to a gym, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’s community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
In 2023, we recorded revenues of $1.1 billion and had system-wide sales of $4.5 billion, which we define as monthly dues and annual fees billed by us and our franchisees. We ended the year with approximately 18.7 million members and 2,575 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. System-wide sales for 2023 include $4.0 billion attributable to franchisee-owned stores, from which we generate royalty revenue, and $475.8 million attributable to our corporate-owned stores. Of our 2,575 stores, 2,319 are franchised and 256 are corporate-owned. Under signed area development agreements (“ADAs”) and franchise agreements as of December 31, 2023, our franchisees have committed to open approximately 1,000 additional stores.
In 2023, our corporate-owned stores had a segment EBITDA margin of 38.2% and had average unit volumes (“AUVs”) of approximately $1.9 million with four-wall EBITDA margins (an assessment of store-level profitability which includes local and national advertising expense) of approximately 42.7%, or approximately 35.4% after applying the current 7% royalty rate. Based on franchisee business reviews and management estimates, we believe that, on average, franchisee stores achieve four-wall EBITDA margins in line with these corporate-owned store four-wall EBITDA margins. For a reconciliation of segment EBITDA margin to four-wall EBITDA margin for corporate-owned stores, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
Our growth is reflected in:

•2,575 stores as of December 31, 2023, compared to 2,001 as of December 31, 2019, reflecting a compound annual growth rate (“CAGR”) of 6.5%;
•18.7 million members as of December 31, 2023, compared to 14.4 million as of December 31, 2019, reflecting a CAGR of 6.8%; and
•53 consecutive quarters of system-wide same store sales growth through the first quarter of 2020, which saw stores temporarily close due to the onset of the COVID-19 pandemic, and ten consecutive quarters of system-wide same store sales growth beginning in the third quarter of 2021 through the fourth quarter of 2023 (which we define as year-over-year growth solely of monthly dues from stores that have been open and for which membership dues have been billed for longer than 12 months).
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
•Distinct store experience: Because our stores are typically 20,000 square feet and we do not offer non-essential amenities such as group exercise classes, pools, day care centers and juice bars, we have more space for the equipment our members do use. We believe our tailored use of space is, at least in part, why we have not needed to impose time limits on our cardio machines. Part of our unique store experience is the diligence our members and employees have to maintain a clean and sanitized environment. Members’ etiquette typically includes wiping down the equipment before and after use with our sanitization spray, which is FDA-approved to kill COVID-19 and other viruses on surfaces.
•Exceptional value for members: In the U.S., generally starting at only $10 per month, our standard Classic Card membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups through our PE@PF program. And, for approximately $24.99 per month, our PF Black Card members have access to all of our stores system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more. Through our mobile application and website we also provide members access to PF Perks, which gives all members access to unlock special discounts and offers from popular brands year-round.
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
•Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers, and the ability to attract high-quality franchisee partners. In addition, we estimate that our U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees spend 7% of their monthly membership dues on local advertising, enabled us and our franchisees to spend over $300 million combined in 2023.
•Exceptional value proposition that appeals to a broad member demographic. Our low monthly membership dues combined with our non-intimidating and welcoming environment, enable us to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is approximately 50% female and our members come from households of all income levels. Approximately 20% of our stores are located in areas that the US government deems “low income,” providing access to improve health and wellness in underserved communities. Our broad appeal and ability to attract occasional and first-time gym users enable us to continue to target a large segment of the population in a variety of markets and geographies.
•Highly attractive franchise system built for growth. Our easy-to-operate model, strong store-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our strategy to be predominantly franchisee-owned enables us to scale more rapidly than a predominantly company-owned strategy. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital into the brand, with substantially all of our new stores in 2023 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness store base and brand.

•Predictable and recurring revenue streams with high cash flow conversion. While 2020 brought an unprecedented disruption to the general economy, our industry and our business, when operating in a normal business environment, our model provides us with predictable and recurring revenue streams. In 2023, approximately 90% of both our corporate-owned store and franchise revenues consisted of recurring revenue streams, which include royalties, monthly dues and annual fees. Our franchisees are obligated to purchase fitness equipment from us or our required vendor for their new stores and to replace this equipment approximately every five to nine years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new stores under their ADAs.
Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•Continue to grow our store base across a broad range of domestic and international markets. We have meaningfully grown our store count over the last five years, expanding from 2,001 stores as of December 31, 2019 to 2,575 stores as of December 31, 2023. As of December 31, 2023, our franchisees have contractual obligations to open approximately 1,000 additional stores, including more than 500 over the next three years. Because our stores are successful across a wide range of geographies and demographics with varying market characteristics, we believe that our high level of brand awareness and low per capita penetration creates a significant opportunity to open new Planet Fitness stores both in the U.S. and internationally. Based on our internal and third-party analyses, we believe we have the potential to grow our store base to over 5,000 stores in the U.S. alone.
•Drive revenue growth and system-wide same store sales. We have a significant history of positive system-wide same store sales growth and expect to achieve system-wide same store sales growth primarily by:
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
•Increasing mix of PF Black Card memberships by enhancing value and member experience. We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members’ standard Classic Card memberships to our premium PF Black Card membership. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through the ability to use any Planet Fitness location, free guest privileges, access premium content on the Planet Fitness mobile app and additional in-store amenities, such as tanning equipment, hydro-massage beds, and affinity partnerships for discounts and promotions. Our PF Black Card members as a percentage of total membership has increased from 61% as of December 31, 2019 to 62% as of December 31, 2023, and our average monthly dues per member have increased from $16.91 to $18.29 over the same period.
•Increase brand investment to drive awareness and growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increased membership in new and existing stores and continue to attract high-quality franchisee partners. As of December 31, 2023, our agency structure consists of one national and two local agencies allowing for integration and coordination of National Advertising Fund (“NAF”) and local advertising spending. Under our current franchise agreement, franchisees are required to contribute 2% annually of their monthly membership dues, and beginning in January 2023 annual dues, to our NAF and Canadian advertising fund. We spent $78.5 million in 2023 to support our national marketing campaigns, our social media platforms and the development of local advertising materials, of which $8.4 million was from our corporate-owned stores and included in store operations expense on our consolidated statements of operations. Under our current franchise agreement, franchisees as well as our corporate-owned stores are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAF and local advertising spending to grow as our membership grows.
•Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement stipulates a monthly royalty rate of 7% of monthly dues and annual membership fees, as of December 31, 2023, only 55% of our stores are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new stores or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2023, our average royalty rate was 6.5% compared to 6.1% in 2019.
•Grow sales from fitness equipment and related services. Our franchisees are contractually obligated to purchase fitness equipment from us, and in certain international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. We expect our equipment sales to grow as our U.S. franchisees open new stores and replace used equipment as required every five to nine years. In addition, we believe that regularly refreshing equipment helps our franchise stores maintain a consistent, high-quality fitness experience and is one of the contributing factors that drives new member growth. In certain international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned stores.
Our industry
Due to our unique positioning to a broader demographic, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry, focused on occasional gym users and people over the age of 14 who do not belong to a gym. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market. Both our standard Classic Card and PF Black Card memberships are priced significantly below the 2022 industry average of $59 per month, the latest available estimate from our industry’s trade association, the International Health, Racquet & Sportsclub Association’s (“IHRSA”).
Membership
We make it simple for members to join, whether online, through our mobile application or in-store—no pushy sales tactics, no pressure and no complicated rate structures. Our members generally pay the following amounts (or an equivalent amount in the store’s local currency):

•monthly membership dues starting at only $10 for our standard Classic Card membership, or $24.99 for PF Black Card membership;
•current standard annual fees of $49; and
•enrollment fees of $0 to $59.
Belonging to a Planet Fitness store has perks whether members select the standard Classic Card membership or the premium PF Black Card membership. Every member can take advantage of specials and discount offers from third-party retail partners and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness stores, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our store as well, with exclusive specials and enhanced discount offers from select third-party retail partners. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.
As of December 31, 2023, we had approximately 18.7 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Over 86% of membership fee payments to our corporate-owned and franchise stores are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees.
Our stores
We had 2,575 stores system-wide as of December 31, 2023, of which 2,319 were franchised and 256 were corporate-owned, located in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. The map below shows our franchisee-owned stores by location, and the accompanying table shows our corporate-owned stores by location.

Franchisee-owned store count by location

Corporate-owned Clubs	
Canada	2
Ontario	2
United States	254
Alabama	6
California	8
Delaware	5
Florida	61
Georgia	21
Maine	4
Massachusetts	4
New Hampshire	20
New Jersey	16
New York	35
North Carolina	16
Pennsylvania	22
South Carolina	34
Vermont	2
Total	**256**

AK 6
BC 12
AB 13
SK 3
MB 4
ON 37
NF 1
NB 2
NS 2
ME 7
VT 4
NH 2
MA 81
RI 19
CT 37
NY 103
NJ 64
PA 111
DE 6
MD 50
DC 3
WA 46
OR 26
ID 7
MT 5
WY 4
ND 4
SD 4
NE 15
MN 32
WI 41
MI 89
IA 20
IL 97
IN 64
OH 107
WV 11
VA 58
KY 39
NV 22
UT 14
CO 37
KS 17
MO 37
CA 189
AZ 56
NM 20
OK 23
AR 21
TN 53
NC 72
SC 15
MS 25
AL 33
GA 68
LA 35
TX 181
FL 99
HI 5
Queensland 9
New South Wales 9
Victoria 1
Mexico 19
Panama 6
Puerto Rico 17

Store model
Our store model is designed to generate attractive four-wall EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchisee-owned stores. Based on franchisee business reviews and management estimates, we believe that, on average, franchisee stores achieve four-wall EBITDA margins in line with these corporate-owned store four-wall EBITDA margins. The stores included in these business reviews represent those stores that voluntarily disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these stores.
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
Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness stores, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2023, there were 2,319 franchised Planet Fitness stores operated by

103 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2023, approximately 98% of all franchise stores were owned and operated by a franchisee group that owned at least three stores, and while our largest franchisee owned 194 stores, only 44% of our franchisee groups own ten or more stores. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing.
Area development agreements
An ADA specifies the number of Planet Fitness stores to be developed by the franchisee in a designated geographic area and requires the franchisee to meet certain scheduled deadlines for the development and opening of each Planet Fitness store authorized by the ADA. If the franchisee meets those obligations and otherwise complies with the terms of the ADA, with a few limited exceptions, we agree not to, during the term of the ADA, operate or franchise new Planet Fitness stores in the designated geographic area. The franchisee must sign a separate franchise agreement with us for each Planet Fitness store developed under an ADA and that franchise agreement governs the franchisee’s right to own and operate the Planet Fitness store.
Franchise agreements
For each franchised Planet Fitness store, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness store at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require. The typical franchise agreement has a 10-year term. Additionally, franchisees must purchase equipment from us (or our required vendors in the case of our franchisees located in certain international markets) and generally replace the fitness equipment in their stores and refurbish and remodel their stores periodically. We made the following updates to our typical franchise agreements effective January 1, 2024 for franchisees who selected to be part of our new growth model (the “franchise growth model”) that was announced at the end of 2023:
•franchise agreements have up to a 12-year term with no initial fee instead of a 10-year term and $20,000 initial fee;
•store remodels are required in year 12, in conjunction with a $20,000 fee for the renewal of the franchise agreement, instead of in year 10;
•fitness equipment is required to be replaced every five to nine years instead of every five to seven years, based on store volume;
•join fees are a percentage-based fee for all joins instead of $5 on digital out of club joins.
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
Design and construction
Once we have approved a franchisee’s site selection, we assist and provide corporate approval in the design and layout of the store and track the franchisee’s progress from lease signing to grand opening. Franchisees are offered the assistance of our franchise support team to track key milestones, coordinate with vendors and make equipment purchases. Planet Fitness brand elements are required to be incorporated into every new store in accordance with our Design Control Documents (“DCD”) and supporting design brand guidelines, and we strive for a consistent appearance across all of our stores, emphasizing clean, attractive facilities, including full-size locker rooms, and modern equipment. Franchisees must abide by our club design standards and requirements related to finishes, fixtures, equipment, and brand design elements, including distinctive touches such as our “Lunk” alarm. We believe these elements are critical to ensure brand consistency and member experience system-wide.

The cost to build a new store includes general contractor costs, the cost of fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements, store size and construction costs from different geographies.
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
We regularly communicate and collaborate with the Independent Franchise Counsel (“IFC”) and its various sub-committees and send a weekly email communication to all franchisees with timely information related to operations, marketing and equipment. Every month, a franchisee newsletter is emailed to franchisees, which generally includes a personal note from our Chief Executive Officer.
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

Marketing spending
National advertising. We support our franchisees both at a national and local level. We manage the NAF and Canadian advertising fund for franchisees and corporate-owned stores, with the goals of generating national awareness through advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements require franchisees to contribute approximately 2% annually of their monthly membership dues, and beginning in January 2023 annual dues, to the NAF and Canadian advertising fund, respectively. In 2023, the NAF and Canadian advertising fund spent $78.5 million, of which $8.4 million was from our corporate-owned stores and included in store operations expense on the consolidated statements of operations.
Local marketing. Our current franchise agreement requires franchisees to spend 7% of their monthly dues on local marketing to support branding efforts and promotional sale periods throughout the year. In situations where multiple ownership groups exist in a geographic area, we have the right to require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned stores contribute to, and participate in, regional marketing cooperatives with franchisees where practical. All franchisee-owned stores are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their stores on a local level. These methods may include direct mail, outdoor (including billboards), television, radio and digital advertisements and local partnerships and sponsorships.
Marketing partnerships
Given our scale and marketing resources through our NAF, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. For the past nine years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement free philosophy to an estimated over one billion TV viewers across the globe annually at a key time of year when health and wellness is top of mind for consumers.
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
We have partnered with Boys & Girls Clubs of America to make a meaningful impact on the lives of today’s youth. Together with our franchisees, vendors and members, Planet Fitness has donated more than $9.6 million to support anti-bullying, pro-kindness initiatives since 2016.
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
•racquet, tennis, pickleball and other athletic clubs;
•amenity and condominium/apartment clubs;
•country clubs;
•online personal training and fitness coaching;
•providers of digital fitness content;
•the home-use fitness equipment industry;
•local tanning salons; and
•businesses offering similar services.

The health club industry is highly competitive and fragmented. The number, size and strength of our competitors vary by region. Some of our competitors have an established presence in local markets or name recognition in their respective countries, and some are established in markets in which we have existing stores or intend to locate new stores. This competition is more significant internationally, where we have a limited number of stores and limited brand recognition.
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
Suppliers
Franchisees are required to purchase fitness equipment from us (or our required vendors in the case of franchisees located in certain international markets) and are required to purchase various other items from vendors that we approve. We sell equipment purchased from third-party equipment manufacturers to franchisee-owned stores in the U.S, Canada, and Mexico. We also have one approved supplier of tanning beds, one approved supplier of massage beds and chairs, and various approved suppliers of non-fitness equipment and miscellaneous items. These vendors arrange for delivery of products and services directly to franchisee-owned stores. From time to time, we re-evaluate our supply relationships to ensure we obtain competitive pricing and high-quality equipment and other items.
Human Capital
Workforce
As of December 31, 2023, we employed 3,411 employees at our corporate-owned stores and 386 employees in the aggregate at our corporate headquarters located at 4 Liberty Lane West, Hampton, New Hampshire and corporate-owned store headquarters located at 4798 New Broad Street, Suite 300, Orlando, Florida. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
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
Employee Engagement and Workplace Culture
At Planet Fitness, we believe that culture is the core of our business. To ensure that our culture is rooted in ongoing engagement with our team members, our Chief People Officer hosts ongoing small informal meetings with team members across all departments. These conversations are designed to bring feedback about aspects of the business that are important to our workforce to the forefront of management’s attention, and to increase direct engagement and trust at every level of the company. Feedback is carefully reviewed by our human resources teams and shared with our executive leadership team, including our interim CEO.
We maintain numerous additional avenues for learning from our team members, ranging from anonymous surveys to town hall Q&A sessions and other ongoing opportunities to share thoughts and ideas. To promote employee satisfaction, we are continually seeking new ways to hear from our team members regarding their priorities and needs. In 2023, we established a focus-group committee, led by Human Resources and made up of cross functional team members at various levels, to review survey feedback and develop action items to further enhance our workplace and culture.
Training & Development
A critical component of maintaining our engaged and inclusive culture is making investments in our team members at all levels.
We offer over 85 courses through Planet Fitness University, our online training development program available to all team members. In order to support franchisees’ growing leadership teams, we offer an operations leadership training to assist with the onboarding and training process for multi-unit leaders and executives who are new to the brand. Ongoing programs at Planet Fitness include professional level workshops led by our training department, in addition to LeadDev, our competency-based leadership development program for the accelerated development of our highest potential team members. In 2023, there were over 35,000 active users of the PF University platform across our franchise community.
Competitive Pay and Benefits
Our compensation and benefits are designed to support our team members and their families’ financial, physical and mental well-being. We are committed to providing equitable, comprehensive and competitive pay and benefits.
•We are committed to providing competitive pay that aligns with job responsibilities, experience, skills, and geographic location.
•We have an annual corporate bonus plan and field bonus programs designed to align and reward team member performance with company performance.
•We support financial well-being through our retirement savings plan and offer an employee stock purchase plan.
•We provide a comprehensive employee assistance program to all team members.
•We provide a free Black Card membership to all team members.
•We support work life balance with our paid time off programs and hybrid work schedule.
•We provide health insurance, telehealth, prescription drug benefits, dental insurance, vision insurance, life insurance, disability insurance, health and flexible spending accounts, paid parental leave, childcare reimbursement and wellness initiatives to eligible team members.
Health & Safety
Given our core mission is centered on improving people’s lives and keeping people healthy and the customer-facing nature of our business, the overall health and safety of our team members and our members has been a longstanding priority for the company and a core component of our broader environmental, social and corporate governance (“ESG”) objectives and strategy.
In 2021 we adopted the recognized safety framework put forth by the International WELL Building Institute (“WELL”) to ensure a safer and healthier environment for our employees and members across our global network. We aligned our franchised and corporate-owned stores, as well as our headquarters, within WELL’s evidence-based, third-party verified rating framework, and prioritized holistic aspects of health from improved air flow, hygienic hand washing practices, reduction in hand contact of high-touch surfaces, effective cleaning protocols and robust emergency preparedness and response. The work done in 2021 resulted in our achievement of the WELL Health-Safety Rating for Facility Operations and Management, making us the first fitness brand to accomplish this.
Diversity, Equity & Inclusion
We recognize that diversity of our workforce at all levels of our company is a business and social imperative. To assess and support our efforts, we have a DE&I Task Force responsible for addressing short and long-term priorities as well as a plan for continued engagement and progress. In addition, we provide ongoing learning and development opportunities focused on DE&I through various panel discussions and engagement opportunities with our headquarters team members and franchisees.
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
In 2023, the Company officially launched three Employee Resource Groups (“ERGs”) to promote our culture of inclusion and belonging for our team members: Women in the Workforce, represented by our EmpowHER ERG, Working Parents, represented by the Judgement Free Parents ERG, and LGBTQIA+ and allies team members, represented by You Belong @ PF ERG. After issuing a survey to our team members at corporate headquarters, we identified these groups as communities that would benefit from a collective voice around their experience and a collaborative approach to their development. Looking ahead, we will continue to invest in these ERGs and explore opportunities to create additional groups based on team member needs and interests.
Planet Fitness measures diversity across ethnic/racial groups, gender and employee level to help inform human capital management strategies and ensure an engaged workforce. We will publicly disclose Equal Opportunity Employment Standard Form 100 data in our 2023 ESG Report.

Information technology and systems
All stores use a computerized, third-party hosted store management system to process new in-store memberships, bill members, update member information, check-in members, process point of sale transactions as well as track and analyze sales, membership statistics, cross-store utilization, member tenure, amenity usage, billing performance and demographic profiles by member. Our websites, mobile, and digital platforms are hosted by third parties, and we also rely on third-party vendors for related functions such as our system for managing digital content (text, images and videos), sending email and mobile messaging, and processing member digital identities. We believe these systems are scalable to support our growth plans.
Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our headquarters. These computer systems include third-party hosted systems that support our franchise management, real estate, and construction processes, third-party hosted financial systems, third-party hosted data warehouses and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, consumer insights and financial analysis and forecasting, a third-party hosted human resource management and payroll system, on premise telephony systems and a third-party hosted call center software solution to manage and track member-related requests.
We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications.
Our custom digital platform facilitates digital experiences across any digital channel, including mobile, online and in-store media through the exchange of data and introduction of digital products and services. In 2020, we began introducing premium digital content, across multiple channels, but primarily through our mobile application. In 2021, we introduced content management services allowing us to support the delivery of various types of content in multiple languages across the digital platform and connected channels. In 2022 and 2023, we expanded our mobile application to offer a more personalized experience through featured content, improved activity tracking, expanded the collection of workouts, created a member perks platform, and released in-application notification capabilities. These solutions have facilitated our ability to continue providing differentiated and unique experiences to our customers, allow for various partnership types and are aligned with our ongoing business strategy.
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
We also license some intellectual property from third parties for use in our stores, but such licenses are not material to our business.
Government regulation
We and our franchisees are subject to various federal, international, state, provincial and local laws and regulations affecting our business.
We are subject to the Federal Trade Commission (the “FTC”) Franchise Rule, as amended (the “Rule”), promulgated by the FTC that regulates the offer and sale of franchises in the U.S. and its territories (including Puerto Rico) and requires us to provide to all prospective franchisees certain mandatory disclosures in a franchise disclosure document (“FDD”), unless otherwise exempt from the Rule. In addition, we are subject to state franchise registration and disclosure laws in approximately

14 states and various business opportunity laws that regulate the offer and sale of franchises and require us, unless otherwise exempt from the applicable law, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws.
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
We and our franchisees are responsible at each of our respective locations for compliance with U.S. state laws, Canadian provincial laws and other international local laws that regulate the relationship between health clubs and their members. Nearly all states and provinces have consumer protection regulations that limit the collection of monthly membership dues prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for health clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a health club closes or relocates, mandate the availability of online cancellation, or require advance notice of automatic membership renewals or preclude such automatic membership renewals.
We and our franchisees primarily accept payments for our memberships through EFTs from members’ bank accounts, and therefore, we and our franchisees are subject to federal, state and international laws legislation and certification requirements, including the Electronic Funds Transfer Act. Some states and provinces have passed or have considered legislation requiring gyms and health clubs to offer a prepaid or cash membership option at all times and/or limit the duration for which memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.
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

Item 1A. Risk Factors
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
•Our failure to address evolving environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations.
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
Risks related to our Investment Portfolio
•Our marketable debt securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline and materially adversely affect our financial condition.
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
Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our store members’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our members and franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

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
We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis, pickleball and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct stores at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition. Consumer demand for digital member management functionality and digital fitness offerings have been increasing, which has required us to effectively recruit the skills and talent structure needed to adequately compete in this space, in addition to investing incremental marketing and digital infrastructure funds to produce and deliver differentiated content.
If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.
Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers or at-home fitness options; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model, or that consumers could prefer health and fitness opportunities outside of the gym that do not align with our business model. The increased prevalence of weight loss medications could negatively impact consumer demand for health and fitness centers.

Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.
If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2024,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our brand, business and revenues.
Our and our franchisees’ stores may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
Our target market is people seeking regular exercise and people who are new to fitness. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to stores, and membership levels may materially decline over time, especially at stores in operation for an extended period of time. Members may cancel their memberships at any time after giving proper notification, in accordance with the terms of their membership agreement, subject to an initial minimum term applicable to certain memberships. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our stores and may be more likely to cancel their memberships. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, a shift to digital fitness versus our core bricks and mortar fitness offerings, changes in discretionary spending trends and general economic conditions, such as inflation, changes in customer behavior as a result of public health or other concerns, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, an increase in monthly membership dues due to inflation, direct and indirect competition in our industry and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing stores, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operations and financial condition.
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
Our digital platform runs on data services and solutions, and facilitates digital experiences across digital channels, including mobile, online, and in-club media. We continue to invest in this platform to deliver new digital experiences that provide better services and value to our store members and franchisees. If we move to a different partner to develop and maintain this platform, or the ability of the vendor providing digital platform services to provide its services is impaired, our operations could increasingly be interrupted. This platform is built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. Since 2019, we developed and rolled out a new customized mobile application, evaluated and rolled out a new in-store media solution, introduced premium digital content through a partnership across multiple channels and have worked to develop and implement a strategy focused on increasing member engagement across all our digital platforms. Such platforms depend on the internet, internet providers and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to those platforms and/or services could impact the products and services we offer to our members and affect our membership sales and retention.
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
There has been a substantial increase in the use and popularity of email, social media and other consumer-oriented technologies, including v-logs, blogs, podcasts, chat platforms, social media websites and applications, and other forms of internet-based communication, which has increased the speed and accessibility of information dissemination and broadened the pool of consumers and other interested persons. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores. Social media and other platforms have in the past been and may in the future be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. We have a cyber security policy that attempts to prevent and respond to these attacks. Nonetheless, these types of attacks are pervasive inside and outside of the industry and could lead to the improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information, which could lead to a decline in the value of our brand, which could have a material adverse effect on our business.
We also use email, sms/texting, mobile application, web and social media platforms as marketing tools. For example, we maintain social media accounts and may occasionally email or text members to inform them of certain offers or promotions. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our franchisees, our spokespeople and brand ambassadors or other third parties acting at their direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties.
If we fail to properly maintain the confidentiality and integrity of our data, including member credit card, debit card, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.
In the ordinary course of business, we and our franchisees handle member, prospective member and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. Our mobile application tracks exercise and activity-related data, which may in the future track other personal information. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. The integrity and protection of member, prospective member and employee data is critical to us.
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
•inflationary pressures on build out costs;
•disruptions in the supply chain for required build out, equipment and materials;
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
For several years prior to the COVID-19 pandemic, we experienced growth in our business activities and operations, including a significant increase in the number of system-wide stores. Although such growth was temporarily slowed by measures put in place in response to the COVID-19 pandemic and the resulting temporary closure of stores and accompanying decrease in membership, we have resumed our expansion strategy, in line with prior plans for growth. Our past expansion and our current planned expansion place significant demands on our administrative, operational, financial and other resources. Such demands may be heightened by our efforts to expand internationally, where our brand is new and will require additional resources to enter new markets. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, digital, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ stores is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. Our failure to successfully execute on our planned expansion of stores could materially and adversely affect our results of operations and financial condition.
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
We are highly dependent on the services of our senior management team and other key employees at our corporate headquarters and our corporate-owned stores, and on our and our franchisees’ ability to recruit, retain and motivate key employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities, the loss of current key employees, or our ability to successfully identify and engage a highly qualified permanent CEO could adversely affect our and our franchisees’ operating efficiency and financial condition.

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
•maintaining non-U.S. employees;
•the collection of royalties from foreign franchisees;
•difficulty of enforcing contractual obligations of foreign franchisees;
•increased costs in maintaining international franchise and marketing efforts;
•franchisees’ difficulty in raising adequate capital;
•problems entering international markets with well established competitors and different cultural bases and consumer preferences;
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
A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise stores or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2023, we had 103 franchisee groups operating 2,319 stores. Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
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
Our franchise business model subjects us to a number of risks, any one of which may impact our revenues collected from our franchisees, may harm the goodwill associated with our brand, and may materially and adversely impact our business and results of operations.
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
Franchisee insurance. Our form franchise agreement requires each franchisee to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, such as extreme weather events brought on by climate change, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks, or franchisees may fail to procure the required insurance. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause the termination of the franchisee’s franchise agreement and, in turn, may materially and adversely affect our operating and financial results.
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
Franchise agreements and franchisee relationships. Our franchisees develop and operate their stores under terms set forth in our ADAs and franchise agreements, respectively. These agreements typically give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We have also recently implemented a new growth model which, among other things. provides for extended franchise agreement terms, up to twelve years, and provides more flexibility on the timing of re-equipment obligations. We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members and could result in costly litigation between us and our franchisees. Finally, we have the discretion to, and may change over time, the financial and other terms of our franchise agreements and ADAs offered to new franchisees and developers. In the past, we have sought to discuss and reach accord with our franchisee association over such changes, but there is no assurance that we will be successful in such efforts in the future. If we were unsuccessful, this may lead to discord with our franchisee association that could have a detrimental effect on the growth of our business.
While our franchisee revenues are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable stores. Under our new growth model, a typical franchise agreement has a term of between ten and twelve years. Our largest franchisee group accounts for approximately 8% of our total stores and another large franchisee group accounts for approximately 6% of our total stores as of December 31, 2023. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other stores, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
Construction and maintenance costs. Our franchisees have incurred and may in the future incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition. Corporate-owned stores require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to franchisees, which may allow a franchisee to terminate its franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
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
Use of our and our franchisees’ stores poses some potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise and tanning equipment. Claims might be asserted against us and our franchisees for injuries or death suffered by members or guests while exercising and using the facilities at a store. In addition, actions we have taken or may take, or decisions we have made or may make, in response to the COVID-19 pandemic or other public health emergencies may result in legal claims or litigation against us, including legal claims related to alleged exposure to COVID-19 or other highly prevalent viruses at corporate-owned stores and franchise stores. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. Depending upon the outcome, these matters may have a material adverse effect on our results of operations, financial condition and cash flows.
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

We and our franchisees are responsible at the stores we each operate for compliance with state, provincial and local laws that regulate the relationship between stores and their members. Many states and provinces have consumer protection regulations that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for stores, govern member rights in the event of a member relocation or disability, provide for specific member rights when a store closes or relocates, require us to offer specific mechanisms for membership cancellation, require advance notice before automatically renewing certain memberships or preclude automatic membership renewals. The FTC has recently proposed new regulations intended to make recurring subscriptions and memberships easy to cancel. Our or our franchisees’ failure to comply fully with these rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, result in membership contracts being void or voidable, or otherwise harm our brand or reputation. In addition, states or provinces may update these laws and regulations. Any additional costs that may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.
We and our franchisees are subject to laws and regulations governing the collection, use, disclosure, security or other processing of personal information including in the U.S., E.U., Canada, Panama, Mexico and Australia, as well as self-governing standards promulgated by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association and the Canadian Payments Association. In the U.S. in particular, there are rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act (“CCPA”), and various other federal and state data privacy and breach notification laws. In California, the CCPA was recently amended and expanded by the California Privacy Rights Act (the “CPRA”). The CCPA, including as amended, broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information or the sharing of personal information for purposes of cross-context behavioral advertising. The CCPA also requires that businesses make disclosures to individuals about their collection and use practices and restricts a business’s ability to use, disclose or retain personal information, in some cases. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA has further established a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have recently gone into effect in Virginia, Colorado, Connecticut and Utah, others will go into effect in the next two years in Florida, Oregon, Texas Montana, Delaware, Iowa, Tennessee and Indiana, and it is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. The FTC and other authorities are likewise imposing standards for the collection, use, dissemination and security of personal information under consumer protection laws. Additionally, in the United States, laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our or our franchisees’ handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of their third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, a franchisee or vendor, could have adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against their licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our or our franchisees’ information systems, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses.
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
Environmental, social and governance (ESG) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Members, investors, employees, franchisees, and other stakeholders are increasingly focused on social impact, environmental sustainability, human capital management, human rights and other ESG practices and reporting in a variety of ways that are not necessarily consistent. As we continue to develop our ESG strategy and reporting, our ESG policies and practices will be evaluated against evolving stakeholder expectations for corporate responsibility. If our ESG practices do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, supply chain management, and human rights, or do not meet related regulations and expectations for increased transparency, which continue to increase, our reputation may be negatively impacted, and we may be subject to litigation risk and/or regulatory enforcement. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these initiatives or more generally to manage reputational threats and meet shifting and in certain cases, inconsistent, stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, employee and franchisee retention, and the willingness of our customers and franchisees to do business with us. Increased regulatory and legal requirements concerning ESG issues may also lead to increased operational costs. Further, as a global company, we recognize physical climate-related risks wherever our business is conducted. Our stores may be located in areas that are subject to natural disasters such as severe weather and other potential risks and costs associated with the impacts of climate change. Our failure to adapt to evolving stakeholder expectations, regulatory and legal requirements and general environmental conditions could negatively impact our business, financial condition and results of operations.
Changes in legislation or requirements related to electronic fund transfer, or our failure to comply with existing or future regulations, may materially and adversely impact our business.
We primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, we are subject to federal, state and international legislation and certification requirements governing EFT, including the Electronic Funds Transfer Act. Some states have passed or have considered legislation requiring gyms and health clubs to offer a prepaid or cash membership option at all times, provide notice to members in advance of automatic renewals, make online cancellation available to some or all members in a particular jurisdiction, and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our franchisees and our and their members.
We are subject to a number of risks related to ACH, credit card, debit card, and digital payment options we accept.
We and our franchisees accept payments through ACH, credit card, debit card and certain digital payment transactions. For such transactions, we and our franchisees pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our memberships, which could cause us to lose members or suffer an increase in our operating expenses, either of which could harm our operating results.
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
We and our franchisees currently operate stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia, and we and our franchisees plan to open many new stores in the future, some of which will be in existing markets and may be located in close proximity to stores already in those markets. Opening new stores in close proximity to existing stores may attract some memberships away from those existing stores, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new stores opening in existing markets and because older stores will represent an increasing proportion of our store base over time, our same store sales increases may be lower in future periods than they have been historically.
Our franchisees may incur rising costs related to construction of new stores and maintenance of existing stores, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
Our stores require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. We recently implemented our new growth model which, among other things, extends franchise agreement terms up to twelve years and provides more flexibility on the timing for re-equipment obligations. We and our franchisees have experienced, and may in the future experience, increased costs due to inflation and supply chain disruptions brought on by COVID-19 or future public health emergencies, adverse weather conditions, including due to climate change, and other factors. Despite the changes under our new growth model, our franchisees may not realize the benefits of such flexibility if costs continue to rise. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to the franchisees, which may cause them to terminate their franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
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
Equipment and certain products and services used by us, including our exercise equipment, point-of-sale software and hardware, and digital content produced for our mobile application, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2023 approximately 81% of our new members joined either online through our websites or through our mobile application. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could impact our supply chain, our ability to retain customers, and our ability to service our existing stores and open new stores on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing stores, our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services. If our websites or other digital platforms experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand may be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.

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
The Master Issuer entered into an amended and restated base indenture (replacing the Original Base Indenture) and a related supplemental indenture (collectively, the “2022 Indenture”) on February 10, 2022, under which the Master Issuer issued $425 million Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I (the “2022 Class A-2-I Notes”) and $475 million Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II (the “2022 Class A-2-II Notes,” and together with the 2022 Class A-2-I Notes, the “2022 Notes”, and together with the Securitized Senior Notes and the 2022 Variable Funding Notes (as defined below) then outstanding, the “Notes”). In connection with such Series 2022-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes”, and such Class A-1 note facilities in effect from time to time, the “Variable Funding Notes”) and certain Letters of Credit, which were undrawn as of December 31, 2023.
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
Under the Indenture, Master Issuer had approximately $2.0 billion of outstanding debt as of December 31, 2023. Additionally, the Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the 2022 Variable Funding Notes. The Company had no amounts outstanding on the 2022 Variable Funding Notes as of December 31, 2023.
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
Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our subsidiaries’ and our franchisees’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount and at reasonable rates sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Risks related to our organizational structure
We will be required to pay certain of our existing and previous owners for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.
Certain future and past exchanges of Holdings Units for shares of our Class A common stock (or cash) are expected to produce and have produced favorable tax attributes for us. We are a party to two tax receivable agreements, pursuant to which we are required to make payments to certain holders of equity interests or their successors-in-interest (the “TRA Holders”). Under the first of those agreements, we are generally required to pay to certain existing and previous equity owners, or their successors-in-interest, of Pla-Fit Holdings, LLC 85% of the applicable cash savings, if any, in U.S. federal and state income tax that we are deemed to realize as a result of certain tax attributes of their Holdings Units sold to us (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of our Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, we are generally required to pay 85% of the amount of cash savings, if any, that we are deemed to realize as a result of tax attributes of certain equity interests previously held by affiliates of TSG Consumer Partners (“TSG”) that resulted from TSG’s purchase of interests in our 2012 acquisition (the “2012 Acquisition”), and certain other tax benefits. Under both agreements, we generally retain the benefit of the remaining 15% of the applicable tax savings.
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $608.9 million over the remaining term of the tax receivable agreements based on a price of $73.00 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day for the fiscal year ending December 31, 2023) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $517.5 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales by the TRA Holders, the price of our Class A common stock at the time of the sales, whether such sales are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest. Payments under the tax receivable agreements may give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest (generally calculated using one-year SOFR plus 71 basis points), depending on the tax receivable agreements and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. The tax receivable agreements provide for interest, at a rate equal to one-year SOFR plus 71 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreements. In addition, under certain circumstances where we are unable to make timely payments under the tax receivable agreements, the tax receivable agreements provide for interest to accrue on unpaid payments, at a rate equal to one-year SOFR plus 571 basis points.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2023, based on a share price of $73.00 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE on the last trading day for the fiscal year ending December 31, 2023) and a discount rate equal to 7.1%, we estimate that we would have been required to pay $352.3 million in the aggregate under the tax receivable agreements.
We will not be reimbursed for any payments made to the TRA Holders under the tax receivable agreements in the event that any tax benefits are disallowed.
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

Accordingly, we incur income taxes on our allocable share of any taxable income of Pla-Fit Holdings, and also incur expenses related to our operations. Pursuant to the limited liability company agreement of Pla-Fit Holdings that was amended and restated in connection with our initial public offering (the “IPO”), as amended on July 1, 2017 (the “LLC Agreement”), Pla-Fit Holdings makes cash distributions to the owners of Holdings Units for purposes of funding their tax obligations in respect of the income of Pla-Fit Holdings that is allocated to them, to the extent other distributions from Pla-Fit Holdings have been insufficient. In addition to tax expenses, we also incur expenses related to our operations, including payment obligations under the tax receivable agreements, which are significant. We have caused Pla-Fit Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including ordinary course payments due under the tax receivable agreements. However, its ability to make such distributions in the future will be subject to various limitations and restrictions, including contractual restrictions under our Indenture and Variable Funding Notes. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the tax receivable agreements), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year SOFR plus 571 basis points until paid.
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
Risks related to our Investment Portfolio
Our marketable debt securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline and materially adversely affect our financial condition.
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
Since our IPO through December 31, 2023, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $99.60 on November 5, 2021. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
In November 2022, the Company’s Board approved a share repurchase program to repurchase up to $500 million of the Company’s common stock, which can be discontinued at any time, of which $375.0 million remains as of December 31, 2023. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. Although this repurchase program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The repurchase program could affect the price of our stock and increase volatility. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that we will buy shares of our common stock or the timeframe for repurchases under our stock buyback program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock buyback program, and the availability of funds necessary to continue purchasing stock.
Financial forecasting may differ materially from actual results.
Due to the inherent difficulty of predicting future events and results, our forecasted financial and operational results may differ materially from actual results. Discrepancies between forecasted and actual results could cause a decline in the price of our stock.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
Planet Fitness recognizes the importance of developing, implementing, and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Managing Material Risks & Integrated Risk Management
Planet Fitness has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our risk management team works closely with our information technology (“IT”) department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. These risks are captured and prioritized in a risk register.
Engaging Third-parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, Planet Fitness engages with a range of external experts, including cybersecurity assessors, consultants, legal advisors and auditors in evaluating and testing our risk management systems. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
Oversee Third-party Risk
Because we are aware of the risks associated with third-party service providers, Planet Fitness implements processes to oversee and manage these risks. We conduct security assessments of third-party providers before engagement and maintain ongoing monitoring to oversee compliance with our cybersecurity standards.
Monitor Cybersecurity Incidents
The Vice President of IT Security and Sr. Director of Security implement and oversees processes for the monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have implemented an incident response plan, which includes actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Risks from Cybersecurity Threats
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information, see Item 1A. Risk Factors.
Governance
The Board of Directors emphasizes and supports the management of risks associated with cybersecurity threats. The Board maintains a collaborative relationship with IT leadership to promote effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.
Board of Directors Oversight
The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance.
Management’s Role Managing Risk
The Vice President of IT Security and the Chief Information Officer (“CIO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. These individuals have over two decades of professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments. Both individuals previously held positions similar to their current roles at other large publicly traded organizations, including global retail e-commerce and mobile-commerce brands. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
● Current cybersecurity landscape and emerging threats;
● Status of ongoing cybersecurity initiatives and strategies;
● Incident reports and learnings from any cybersecurity events; and
● Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the Audit Committee, CIO and interim CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. The Audit Committee conducts an annual review of our cybersecurity posture and the effectiveness of our risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
Reporting to Board of Directors
The VP of IT Security, in his capacity, regularly informs the CIO, Chief Financial Officer (“CFO”) and other executive team leaders of aspects related to cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors where appropriate.
Item 2. Properties
Our corporate headquarters is located in Hampton, New Hampshire and consists of approximately 71,700 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions. In addition, the Company has a corporate-owned stores headquarters located in Orlando, Florida, which consists of 8,168 sq. ft. of leased office space.
Corporate-Owned Stores
We lease all but one of our corporate-owned stores. Our store leases typically have initial terms of ten years with two five-year renewal options, exercisable in our discretion. As of December 31, 2023, we had 256 corporate-owned store locations. The following table lists all of our corporate-owned store counts by state or province as of December 31, 2023:

State/Province	Store Count
Florida	61
New York	35
South Carolina	34
Pennsylvania	22
Georgia	21
New Hampshire	20
New Jersey	16
North Carolina	16
California	8
Alabama	6
Delaware	5
Massachusetts	4
Maine	4
Ontario	2
Vermont	2
Franchisee Stores
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise stores and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time. As of December 31, 2023, we had 2,319 franchisee-owned stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock
Shares of our Class A common stock trade on the NYSE under the symbol “PLNT.”
Holders of Record
As of February 22, 2024, there were 35 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 22, 2024, there were 11 stockholders of record of our Class B common stock, and there is no public market for these shares.
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

Performance Graph
The following graph and table depict the cumulative total shareholder return for our Class A common stock, the S&P 500 Index, the Russell 2000 Index, and the Invesco Dynamic Leisure and Entertainment ETF (“PEJ”) for the five years ended December 31, 2023. The graph and table assume that $100 was invested at the market close on the last trading day for the fiscal year ending December 31, 2018.
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

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2018
2019
2020
2021
2022
2023
Planet Fitness, Inc.
S&P 500 Index
Russell 2000 (Total Return) Index
Invesco Dynamic Leisure and Entertainment ETF (PEJ)

	2018	2019	2020	2021	2022	2023
Planet Fitness, Inc.	$100.00	$139.28	$144.78	$168.93	$146.96	$136.14
S&P 500 Index	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
Russell 2000 (Total Return) Index	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31
Invesco Dynamic Leisure and Entertainment ETF (PEJ)	$100.00	$113.82	$102.11	$125.22	$93.44	$108.15
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2023.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/01/23 - 10/30/23	—	$—	—	$374,970,426
11/01/23 - 11/30/23	—	$—	—	$374,970,426
12/01/23 - 12/31/23	—	$—	—	$374,970,426
Total	—	$—	—
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
Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience starting at only $10 per month for our standard Classic Card membership. This exceptional value proposition is designed to appeal to a broad population, including occasional gym users people over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of December 31, 2023, we had approximately 18.7 million members and 2,575 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,575 stores, 2,319 were franchised and 256 were corporate-owned.
As of December 31, 2023, we had contractual commitments to open approximately 1,000 new stores.

Composition of Revenues, Expenses and Cash Flows
Revenues
We generate revenue from three primary sources:
•Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalties, NAF contributions, initial and successor franchise fees and upfront fees from ADAs, transfer fees, equipment placement revenue, membership join fees and other fees associated with our franchisee-owned stores. Franchise segment revenue generally does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 36.2% and 35.2% of our total revenue for the years ended December 31, 2023 and 2022, respectively.
•Corporate-owned store segment revenue: Includes monthly membership dues, enrollment fees, annual fees and prepaid fees paid by our members as well as retail sales. This source of revenue comprised 41.9% and 40.5% of our total revenue for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately 95% of members at our corporate stores paid their monthly dues by EFT, while the remainder prepaid annually in advance.
•Equipment segment revenue: Includes equipment revenue for new franchisee-owned stores as well as replacement equipment for existing franchisee-owned stores, in the U.S., Canada and Mexico. Franchisee-owned stores are generally required to replace their equipment every five to nine years. This source of revenue comprised 21.9% and 24.3% of our total revenue for the years ended December 31, 2023 and 2022, respectively.
See Item 8: Financial Statements and Supplementary Data - Note 2(e) for further discussion on our revenue streams and revenue recognition policies.

Expenses
We primarily incur the following expenses:
•Cost of revenue: Primarily includes the direct costs associated with equipment sales, including freight costs, to new and existing franchisee-owned stores in the U.S., Canada and Mexico. Cost of revenue also includes the cost of retail merchandise sold at our corporate-owned stores. Our cost of revenue changes primarily based on equipment sales volume.
•Store operations: Includes the direct costs associated with our corporate-owned stores, primarily payroll, rent, utilities, supplies, maintenance, insurance, and local and national advertising. The components of store operations remain relatively stable for each store. Our statements of operations do not include, and we are not responsible for, any costs associated with operating franchisee-owned stores.
•Selling, general and administrative expenses: Consists of costs primarily associated with administrative, corporate-owned store and franchisee support functions related to our existing business as well as growth and development activities, including certain costs to support equipment placement and assembly services. These costs primarily consist of payroll, information technology, marketing, legal, accounting, and insurance related expenses.
•NAF Expense: Consists of expenses incurred on behalf of the NAF. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand.
Cash flows
We generate a significant portion of our cash flows from monthly and annual membership dues, royalties, NAF revenue and various fees related to transactions involving our franchisee-owned stores. We oversee the membership billing process, as well as the collection of our royalties, NAF revenue and certain other fees, through our third-party hosted point-of-sale systems in the United States and Canada. We collect monthly dues from our corporate-owned store members on or around the 17th of each month, while annual fees are collected on or around the 1st day of the second month following the month in which the membership agreement was signed, provided our stores are open. Our royalties and certain other fees are generally deducted on or around the 17th of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees, although our billing and collection practices vary in certain international markets. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective stores through the point-of-sale system. Our royalties are generally based on monthly and annual membership billings for the franchisee-owned stores without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned stores is, therefore, generally fairly predictable.

Our corporate-owned stores also historically generate strong operating margins and cash flows, as a significant portion of our costs are fixed or semi-fixed, such as rent and labor.
Equipment sales to new and existing franchisee-owned stores also generate significant cash flows. Franchisees generally pay in advance, provide evidence of a committed financing arrangement for such equipment or provide evidence of availability under an existing credit facility.
Recent Transactions
Florida Acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four stores operating in Florida (the “Florida Acquisition”) for approximately $26.3 million in cash consideration. See Note 5 to the consolidated financial statements.
Equity Method Investments
On June 23, 2023, the Company acquired a 12.5% ownership interest for $10.0 million in Planet Fitmex, LLC, which is classified as an equity method investment as a result of its organizational structure. During the remainder of 2023, the Company invested an additional $25.6 million in the form of cash and received $17.0 million worth of equity interests for the contribution of five stores that were acquired from a franchisee in October 2023 in connection with a legal settlement. Following such additional investments, the Company’s ownership stake increased to 33.2% with a total investment of $52.6 million. See Note 8 to the consolidated financial statements.
Securitized Financing Facility
On February 10, 2022, the Company completed the Series 2022-1 Issuance pursuant to which the Master Issuer issued the 2022 Notes in an aggregate outstanding principal amount of $900 million. In connection with such Series 2022-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in 2022 Variable Funding Notes and certain Letters of Credit. On February 10, 2022, the Company borrowed in the full amount of the $75 million 2022 Variable Funding Notes and used such proceeds to repay the outstanding principal amount (together with all accrued and unpaid interest thereon) of the 2018 Variable Funding Notes in full, and subsequently repaid the 2022 Variable Funding Notes in full on May 9, 2022. See Note 11 to the consolidated financial statements.
Sunshine Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings acquired 100% of the equity interests of franchisee Sunshine Fitness, which operated 114 locations in Alabama, Florida, Georgia, North Carolina, and South Carolina (the “Sunshine Acquisition”). The purchase price of the acquisition was $824.6 million consisting of $430.9 million in cash consideration, and $393.7 million of equity consideration. See Note 5 to the consolidated financial statements.
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

2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500.0 million, which replaced the 2019 share repurchase program. During the year ended December 31, 2023, the Company purchased 1,698,753 shares of Class A common stock for a total cost of $125.0 million. A share repurchase excise tax of $1.0 million was also incurred as a result of new legislation that went into effect beginning in 2023. All repurchased shares were retired. Subsequent to these repurchases, there is $375.0 million remaining under the 2022 share repurchase program.
Seasonality
Prior to the COVID-19 pandemic, our results were subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of store openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions. The seasonality of our membership growth in 2020 and 2021 was meaningfully different than our historical patterns. We believe this was primarily a result of the COVID-19 pandemic, and 2022 and 2023 have returned to a pattern more consistent with years prior to the COVID-19 pandemic.
Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S, Canada and Mexico. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The following tables summarize the financial information for our segments:

	Year Ended December 31,
(in thousands)	2023	2022
Revenue
Franchise segment	$387,929	$329,634
Corporate-owned stores segment	449,296	379,393
Equipment segment	234,101	227,745
Total revenue	$1,071,326	$936,772
Segment EBITDA
Franchise segment	$266,727	$216,817
Corporate-owned stores segment	171,518	142,083
Equipment segment	56,047	59,082
Corporate and other(1)	(70,497)	(49,366)
Total Segment EBITDA(2)	$423,795	$368,616
(1) “Corporate and other” primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment.
(2) Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Year Ended December 31, 2023
Income (loss) from operations	$259,029	$53,313	$50,996	$(90,474)	$272,864
Depreciation and amortization	7,379	118,282	5,049	18,703	149,413
Other income (expense)	319	(77)	2	3,268	3,512
Losses from equity-method investments, net of tax	—	—	—	(1,994)	(1,994)
Segment EBITDA(1)	$266,727	$171,518	$56,047	$(70,497)	$423,795
Year Ended December 31, 2022
Income (loss) from operations	$209,182	$47,779	$54,039	$(80,922)	$230,078
Depreciation and amortization	7,411	94,297	5,044	17,270	124,022
Other income (expense)	224	7	(1)	14,753	14,983
Losses from equity-method investments, net of tax	—	—	—	(467)	(467)
Segment EBITDA(1)	$216,817	$142,083	$59,082	$(49,366)	$368,616
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
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned stores. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. Provided our stores are open, we bill monthly dues on or around the 17th of every month and bill annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $4.5 billion and $3.9 billion during the years ended December 31, 2023 and 2022, respectively.
Number of new store openings
The number of new store openings reflects stores opened during a particular reporting period for both corporate-owned and franchisee-owned stores. Opening new stores is an important part of our growth strategy and we expect the majority of our future new stores will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned stores, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Our stores open with an initial start-up period requirement of higher than normal marketing spend and operating expenses may also be higher, particularly as a percentage of monthly revenue. New stores may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned store base:

	Year Ended December 31,
	2023	2022
Franchisee-owned stores:
Stores operated at beginning of period	2,176	2,142
New stores opened	147	144
Stores acquired from the Company	5	6
Stores debranded, sold or consolidated(1)	(9)	(116)
Stores operated at end of period	2,319	2,176
Corporate-owned stores:
Stores operated at beginning of period	234	112
New stores opened	18	14
Stores sold to franchisees	(5)	(6)
Stores acquired from franchisees	9	114
Stores operated at end of period	256	234
Total stores:
Stores operated at beginning of period	2,410	2,254
New stores opened	165	158
Stores debranded, sold or consolidated(1)	—	(2)
Stores operated at end of period	2,575	2,410
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
•the percentage mix and pricing of PF Black Card and standard Classic Card memberships in any period;
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
Consistent with common industry practice, we present same store sales as compared to the same period in the prior year for all stores that have been open and for which monthly membership dues have been billed for longer than 12 months, beginning with the thirteenth month and thereafter, as applicable. Same store sales of our international stores are calculated on a constant currency basis, meaning that we translate the current year’s same store sales of our international stores at the same exchange rates used in the prior year. Since opening new stores is a significant component of our revenue growth, same store sales is only one measure of how we evaluate our performance.

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
We report same store sales for a given period as long as more than 50% of the stores in our same store sales base were open for every month in both the current period and corresponding prior year period. The following table shows our same store sales:

	Years Ended December 31,
	2023	2022
Same store sales growth:
Franchisee-owned stores	8.5%	11.2%
Corporate-owned stores	10.1%	13.1%
System-wide stores	8.7%	11.4%
Number of stores in same store sales base:
Franchisee-owned stores	2,144	2,004
Corporate-owned stores	231	104
Total stores	2,384	2,226
Net member growth per store
Net member growth per store refers to the net change in total members in relation to total stores over time. We capture all membership changes daily through our point-of-sale system. We monitor a combination of membership growth, average members per store, average monthly dues and transfers from or to an individual store location. We seek to make it simple for members to join, whether online, through our mobile application or in-store, and, while some memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option. This approach to memberships is part of our commitment to appeal to new and occasional gym users. As a result, we do not rely upon membership attrition as an operating metric in assessing our performance. We primarily attribute our membership growth to the continued net member growth in existing stores as well as the growth of our system-wide store base.
Average royalty fee percentages for the franchisee-owned stores
The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a tiered monthly fee to a royalty of 7.0% of total monthly dues and annual membership fees across our franchisee base. Our royalty fee in the U.S. and Canada has increased over time to a current rate of 7.0% and 6.59%, respectively, for new franchisees.
PF Black Card penetration percentage
Our PF Black Card penetration percentage represents the number of our members that have opted to enroll in our PF Black Card membership program as a percentage of our total active membership base. PF Black Card members pay higher monthly membership dues than our standard Classic Card membership and receive additional benefits for these additional fees. These benefits include access to all of our stores system-wide, guest privileges and access to exclusive areas in our stores that provide amenities such as water massage beds, massage chairs, tanning equipment and more. We view PF Black Card penetration percentage as a critical metric in assessing the performance and growth of our business.
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
We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our segments as well as the business as a whole. Our Board of Directors also uses EBITDA as a key metric to assess the performance of management. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors. Four-wall EBITDA is an assessment of our average corporate-owned store-level profitability for stores included in the same-store-sales base, which includes local and national advertising expense and adjusts for certain administrative and other items that we do not consider in our evaluation of individual store-level performance. Royalty adjusted four-wall EBITDA then applies the current royalty rate. Accordingly, we believe that Royalty adjusted four-wall EBITDA is comparable to a franchise store under our current franchise agreement and is useful to investors to assess the operating performance of an average store in our system. Management also uses such metrics in assessing store-level operating performance over time.
A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Years Ended December 31,
(in thousands)	2023	2022
Net income	$147,035	$110,456
Interest income	(17,741)	(5,005)
Interest expense	86,576	88,628
Provision for income taxes	58,512	50,515
Depreciation and amortization	149,413	124,022
EBITDA	423,795	368,616
Purchase accounting adjustments-revenue(1)	515	332
Purchase accounting adjustments-rent(2)	638	436
Loss on reacquired franchise rights(3)	110	1,160
Transaction fees and acquisition-related costs(4)	394	5,497
Gain on settlement of preexisting contract with acquiree(5)	—	(2,059)
Executive transition costs(6)	4,948	—
Legal matters(7)	6,250	9,739
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment(8)	2,732	(2,506)
Dividend income on held-to-maturity investment(9)	(2,066)	(1,876)
Tax benefit arrangement remeasurement(10)	(1,964)	(13,831)
Gain on sale of corporate-owned stores(11)	—	(1,324)
Amortization of basis difference of equity-method investments(12)	438	—
Other(13)	(414)	1,650
Adjusted EBITDA	$435,376	$365,834
(1) Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.1 million and $0.2 million in the years ended December 31, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3) Represents the impact of a non-cash loss recorded in accordance with ASC 805—Business Combinations related to our acquisitions of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other losses, net on our consolidated statements of operations.
(4) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(5) Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other losses, net on our consolidated statements of operations.
(6) Represents certain severance and related expenses recorded in connection with the departure of the Chief Executive Officer and the elimination of the President and Chief Operating Officer position. Also includes costs associated with the search for a new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(7) Represents costs associated with legal matters in which the Company is a defendant. In 2022, this represents an $8.6 million legal reserve related to preliminary terms of a settlement agreement with a franchisee in Mexico (the “Preliminary Settlement Agreement”) and a $1.2 million reserve against an indemnification receivable related to a legal matter. During 2023, the Company revised its reserve related to the Preliminary Settlement Agreement and recorded an increase to the liability of $6.3 million to $14.5 million, net of legal fees paid, and subsequently paid the liability.
(8) Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(9) Represents dividend income recognized on a held-to-maturity investment.
(10) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11) Represents a gain on the sale of corporate-owned stores.
(12) Represents the amortization expense of the Company’s pro-rata portion of the basis difference in its equity method investees, which is included within losses from equity-method investments, net of tax on our consolidated statements of operations.
(13) Represents certain other gains and charges that we do not believe reflect our underlying business performance.

Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-cash and other items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total weighted-average shares of Class A common stock outstanding plus any dilutive options and restricted stock units as calculated in accordance with GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as calculated in accordance with by GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of net income to Adjusted net income, the most directly comparable GAAP measure, and the computation of Adjusted net income per share, diluted, are set forth below:

	Years Ended December 31,
(in thousands, except per share data)	2023	2022
Net income	$147,035	$110,456
Provision for income taxes	58,512	50,515
Purchase accounting adjustments-revenue(1)	515	332
Purchase accounting adjustments-rent(2)	638	436
Loss on reacquired franchise rights(3)	110	1,160
Transaction fees and acquisition-related costs(4)	394	5,497
Gain on settlement of preexisting contract with acquiree(5)	—	(2,059)
Executive transition costs(6)	4,948	—
Legal matters(7)	6,250	9,739
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment(8)	2,732	(2,506)
Dividend income on held-to-maturity investment(9)	(2,066)	(1,876)
Tax benefit arrangement remeasurement(10)	(1,964)	(13,831)
Gain on sale of corporate-owned stores(11)	—	(1,324)
Amortization of basis difference of equity-method investments(12)	438	—
Other(13)	(414)	1,650
Loss on extinguishment of debt(14)	—	1,583
Purchase accounting amortization(15)	51,440	40,671
Adjusted income before income taxes	268,568	200,443
Adjusted income taxes(16)	69,559	51,915
Adjusted net income	$199,009	$148,528
Adjusted net income per share, diluted	$2.24	$1.64
Adjusted weighted-average shares outstanding, diluted(17)	88,920	90,411
(1) Represents the impact of revenue-related purchase accounting adjustments associated with the 2012 Acquisition. At the time of the 2012 Acquisition, the Company maintained a deferred revenue account, which consisted of deferred area development agreement fees, deferred franchise fees, and deferred enrollment fees that the Company billed and collected up front but recognizes for GAAP purposes at a later date. In connection with the 2012 Acquisition, it was determined that the carrying amount of deferred revenue was greater than the fair value assessed in accordance with ASC 805—Business Combinations, which resulted in a write-down of the carrying value of the deferred revenue balance upon application of acquisition push-down accounting under ASC 805. These amounts represent the additional revenue that would have been recognized if the write-down to deferred revenue had not occurred in connection with the application of acquisition pushdown accounting.
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. Adjustments of $0.1 million and $0.2 million in the years ended December 31, 2023 and 2022, respectively, reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our consolidated statements of operations.
(3) Represents the impact of a non-cash loss recorded in accordance with ASC 805—Business Combinations related to our acquisitions of franchisee-owned stores. The loss recorded under GAAP represents the difference between the fair value of the reacquired franchise rights and the contractual terms of the reacquired franchise rights and is included in other losses, net on our consolidated statements of operations.
(4) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(5) Represents a gain on settlement of deferred revenue from existing contracts with acquired franchisee-stores recorded in accordance with ASC 805 – Business Combinations, and is included in other losses, net on our consolidated statements of operations.
(6) Represents certain severance and related expenses recorded in connection with the departure of the Chief Executive Officer and the elimination of the President and Chief Operating Officer position. Also includes costs associated with the search for a new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(7) Represents costs associated with legal matters in which the Company is a defendant. In 2022, this represents an $8.6 million legal reserve related to the Preliminary Settlement Agreement and a $1.2 million reserve against an indemnification receivable related to a legal matter. During 2023, the Company revised its reserve related to the Preliminary Settlement Agreement and recorded an increase to the liability of $6.3 million to $14.5 million, net of legal fees paid, and subsequently paid the liability.

(8) Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(9) Represents dividend income recognized on a held-to-maturity investment.
(10) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11) Represents a gain on the sale of corporate-owned stores.
(12) Represents the amortization expense of the Company’s pro-rata portion of the basis difference in its equity method investees, which is included within losses from equity-method investments, net of tax on our consolidated statements of operations.
(13) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(14) Represents a loss on extinguishment of debt as a result of the repayment of the 2018-1 Class A-2-I notes prior to the anticipated repayment date.
(15) Includes $12.4 million of amortization of intangible assets, other than favorable leases, for each of the years ended December 31, 2023 and 2022, recorded in connection with the 2012 Acquisition, and $39.1 million and $27.9 million of amortization of intangible assets for the years ended December 31, 2023 and 2022, respectively, created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(16) Represents corporate income taxes at an assumed effective tax rate of 25.9% for both the years ended December 31, 2023 and 2022, applied to adjusted income before income taxes.
(17) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below:

(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Year Ended December 31, 2023
Net income attributable to Planet Fitness, Inc.(1)	$138,313	85,185	$1.62
Assumed exchange of shares(2)	8,722	3,735
Net income	147,035
Adjustments to arrive at adjusted income before income taxes(3)	121,533
Adjusted income before income taxes	268,568
Adjusted income taxes(4)	69,559
Adjusted net income	$199,009	88,920	$2.24

Year Ended December 31, 2022
Net income attributable to Planet Fitness, Inc.(1)	$99,402	84,544	$1.18
Assumed exchange of shares(2)	11,054	5,867
Net income	110,456
Adjustments to arrive at adjusted income before income taxes(3)	89,987
Adjusted income before income taxes	200,443
Adjusted income taxes(4)	51,915
Adjusted net income	$148,528	90,411	$1.64
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.9% for both the years ended December 31, 2023 and 2022, applied to adjusted income before income taxes.

The following table reconciles Corporate-owned stores segment EBITDA to four-wall EBITDA to royalty adjusted four-wall EBITDA:

	Year Ended December 31, 2023
(in thousands)	Revenue	EBITDA	EBITDA Margin
Corporate-owned stores segment	$449,296	$171,518	38.2%
New stores(1)	(3,300)	4,861
Selling, general and administrative(2)	—	17,866
Impact of eliminations(3)	—	(4,408)
Purchase accounting adjustments(4)	—	748
Four-wall	445,996	190,585	42.7%
Royalty adjustment(5)	—	(32,759)
Royalty adjusted four-wall	$445,996	$157,826	35.4%
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

Results of Operations
The following table sets forth a comparison of our consolidated statements of operations in dollars and as a percentage of total revenue:

	Years Ended December 31,
	2023		2022
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$317,917	29.7%	$271,559	29.0%
National advertising fund revenue	70,012	6.5%	58,075	6.2%
Franchise segment	387,929	36.2%	329,634	35.2%
Corporate-owned stores	449,296	41.9%	379,393	40.5%
Equipment	234,101	21.9%	227,745	24.3%
Total revenue	1,071,326	100.0%	936,772	100.0%
Operating costs and expenses:
Cost of revenue	190,026	17.7%	177,200	18.9%
Store operations	253,619	23.7%	219,422	23.4%
Selling, general and administrative	124,930	11.7%	114,853	12.3%
National advertising fund expense	70,095	6.5%	66,116	7.1%
Depreciation and amortization	149,413	13.9%	124,022	13.2%
Other losses, net	10,379	1.0%	5,081	0.5%
Total operating costs and expenses	798,462	74.5%	706,694	75.4%
Income from operations	272,864	25.5%	230,078	24.6%
Other income (expense), net:
Interest income	17,741	1.7%	5,005	0.5%
Interest expense	(86,576)	(8.1)%	(88,628)	(9.5)%
Other income (expense), net	3,512	0.3%	14,983	1.6%
Total other income (expense), net	(65,323)	(6.1)%	(68,640)	(7.3)%
Income before income taxes	207,541	19.4%	161,438	17.2%
Provision for income taxes	58,512	5.5%	50,515	5.4%
Losses from equity-method investments, net of tax	(1,994)	(0.2)%	(467)	—%
Net income	147,035	13.7%	110,456	11.8%
Less net income attributable to non-controlling interests	8,722	0.8%	11,054	1.2%
Net income attributable to Planet Fitness, Inc.	$138,313	12.9%	$99,402	10.6%
Comparison of the years ended December 31, 2023 and December 31, 2022
Revenue
Total revenues were $1,071.3 million in the year ended December 31, 2023, compared to $936.8 million in the year ended December 31, 2022, an increase of $134.6 million, or 14.4%.
Franchise segment revenue was $387.9 million in the year ended December 31, 2023 compared to $329.6 million in the year ended December 31, 2022, an increase of $58.3 million, or 17.7%.
Franchise revenue was $317.9 million in the year ended December 31, 2023 compared to $271.6 million in the year ended December 31, 2022, an increase of $46.4 million, or 17.1%. Included in franchise revenue is royalty revenue of $260.7 million, franchise and other fees of $32.7 million, and placement revenue of $19.8 million for the year ended December 31, 2023, compared to royalty revenue of $228.7 million, franchise and other fees of $24.2 million, and placement revenue of $17.1 million for the year ended December 31, 2022. Of the $32.1 million increase in royalty revenue, $17.4 million was attributable to a franchise same store sales increase of 8.5%, $6.8 million was attributable to new stores opened since January 1, 2022 and $7.9 million was from higher royalties on annual fees. The $8.5 million increase in franchise and other fees was primarily attributable to higher online join fees and a $2.7 million increase in placement revenue that was primarily driven by higher replacement equipment placements. Also included in franchise revenue was a $3.5 million increase in revenue associated with the sale of HVAC units to franchisees.
National advertising fund revenue was $70.0 million in the year ended December 31, 2023, compared to $58.1 million in the year ended December 31, 2022, an increase of $11.9 million, or 20.6%. $5.7 million of this increase was due to higher same store sales and new stores opened since January 1, 2022 and $6.2 million was from the collection of national advertising fund revenue on annual fees billed to new members, which began in 2023.
Revenue from our corporate-owned stores segment was $449.3 million in the year ended December 31, 2023, compared to $379.4 million in the year ended December 31, 2022, an increase of $69.9 million, or 18.4%. This increase was primarily attributable to $37.5 million from the corporate-owned store same store sales increase of 10.1%, $17.1 million from the stores acquired as a result of the Sunshine Acquisition, $15.1 million was from new stores opened since January 1, 2022 and $6.5 million was from the stores acquired in the Florida Acquisition. Partially offsetting these increases was a reduction of $6.2 million related to the sale of six Colorado corporate-owned stores in 2022.
Equipment segment revenue was $234.1 million in the year ended December 31, 2023, compared to $227.7 million in the year ended December 31, 2022, an increase of $6.4 million, or 2.8%. This increase was primarily attributable to $16.2 million of by higher equipment sales to existing franchisee-owned stores, partially offset by $9.8 million of lower revenue from equipment sales to new franchisee-owned stores in the year ended December 31, 2023. In the year ended December 31, 2023, we had equipment sales to 135 new franchisee-owned stores compared to 153 in the prior year.
Cost of revenue
Cost of revenue was $190.0 million in the year ended December 31, 2023, compared to $177.2 million in the year ended December 31, 2022, an increase of $12.8 million, or 7.2%. Cost of revenue, which primarily relates to our equipment segment, increased $7.9 million as a result of higher equipment sales to existing franchisee-owned stores, partially offset by lower equipment sales to new franchisee-owned stores in the year ended December 31, 2023, as described above. An additional increase of $3.5 million was due to costs of HVAC units sold to franchisees, and the remaining increase was due to higher cost of sales associated with products sold in corporate-owned stores.
Store operations
Store operation expenses, which relates to our Corporate-owned stores segment, were $253.6 million in the year ended December 31, 2023 compared to $219.4 million in the year ended December 31, 2022, an increase of $34.2 million, or 15.6%. This increase was primarily attributable to $11.7 million from new stores opened since January 1, 2022, $11.6 million from stores acquired in the Sunshine Acquisition, $11.3 million from stores included in our same store sales base as a result of higher rent, occupancy, and payroll expense, and $3.7 million from the stores acquired in the Florida Acquisition. These increases were partially offset by a decrease of $4.0 million related to the sale of six Colorado corporate-owned stores in 2022.
Selling, general and administrative
Selling, general and administrative expenses were $124.9 million in the year ended December 31, 2023, compared to $114.9 million in the year ended December 31, 2022, an increase of $10.1 million, or 8.8%. This increase was primarily attributable to $4.9 million of executive transition costs, $4.3 million of higher payroll expense and $2.6 million of higher technology related expenses, partially offset by lower advisory fees as a result of the Sunshine Acquisition in the prior year.
National advertising fund expense
National advertising fund expense was $70.1 million in the year ended December 31, 2023, compared to $66.1 million in the year ended December 31, 2022, an increase of $4.0 million, or 6.0%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $149.4 million in the year ended December 31, 2023, compared to $124.0 million in the year ended December 31, 2022, an increase of $25.4 million, or 20.5%. This increase was primarily attributable to the assets acquired in the Sunshine Acquisition and Florida Acquisition as well as new stores opened since January 1, 2022.

Other losses, net
Other losses, net was a loss of $10.4 million in the year ended December 31, 2023 compared to a loss of $5.1 million in the year ended December 31, 2022. The loss in 2023 was primarily the result of a $6.3 million increase in a reserve for a legal matter and a $2.7 million loss due to an increase to the Company’s allowance for expected credit losses. The loss in 2022 was primarily the result of an $8.6 million legal reserve, a $1.2 million loss on unfavorable reacquired franchise rights in connection with the Sunshine Acquisition and a $1.2 million reserve against an indemnification receivable related to a legal matter, partially offset by a $2.5 million gain from the reduction in the Company’s allowance for expected credit losses, a $2.1 million gain from the settlement of preexisting contracts in connection with the Sunshine Acquisition, and a $1.3 million gain on the sale of corporate-owned stores.
Interest income
Interest income was $17.7 million in the year ended December 31, 2023, compared to $5.0 million in the year ended December 31, 2022. This increase was primarily a result of higher interest rates on our cash, cash equivalents and investments in marketable securities in the year ended December 31, 2023 compared to the year ended December 31, 2022.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $86.6 million in the year ended December 31, 2023, compared to $88.6 million in the year ended December 31, 2022, a decrease of $2.1 million, or 2.3%. This decrease was primarily due to a $1.6 million loss on extinguishment of debt from the write-off of remaining deferred financing costs in the prior year period and $0.5 million of lower interest expense from the repayment of the variable funding notes in May 2022. Partially offsetting these decreases is higher interest expense in the year ended December 31, 2023 from the increased principal balance as a result of the debt refinancing completed on February 10, 2022.
Other income, net
Other income, net was $3.5 million in the year ended December 31, 2023, compared to $15.0 million in the year ended December 31, 2022. These amounts included income of $2.0 million and $13.8 million attributable to the remeasurement of our tax benefit arrangements due to changes in our effective tax rate and income of $2.1 million and $1.9 million attributable to accrued dividends from the Company’s held-to-maturity debt security investment in the years ended December 31, 2023 and December 31, 2022, respectively. Other income (expense) also includes the effects of foreign currency gains and losses.
Provision for income taxes
Income tax expense was $58.5 million for the year ended December 31, 2023, compared to $50.5 million for the year ended December 31, 2022, an increase of $8.0 million, or 15.8%. This increase is primarily attributable to our higher income before taxes in the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The Company’s effective tax rate was 28.2% for the year ended December 31, 2023, compared to 31.3% in the prior year. The decrease in the effective income tax rate was primarily due to an income tax expense in 2022 resulting from a change in our deferred tax rate, partially offset by a reduction in state and local taxes.
Segment results
Franchise
Franchise segment EBITDA was $266.7 million in the year ended December 31, 2023, compared to $216.8 million in the year ended December 31, 2022, an increase of $49.9 million, or 23.0%. This increase was primarily due to the $46.4 million of higher franchise revenue and $11.9 million of higher NAF revenue as described above, partially offset by $4.0 million of higher NAF expense, $3.5 million of higher costs of HVAC units sold to franchisees, and $1.3 million of higher selling, general and administrative expense. Depreciation and amortization was $7.4 million for both the years ended December 31, 2023 and 2022.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $171.5 million in the year ended December 31, 2023, compared to $142.1 million in the year ended December 31, 2022, an increase of $29.4 million, or 20.7%. This increase was primarily attributable to $25.1 million from the corporate-owned same store sales increase of 10.1%, $5.2 million from the Sunshine Acquisition, $2.8 million from the stores acquired in the Florida Acquisition, and $2.7 million from stores opened since January 1, 2022. These increases were partially offset by $3.5 million of higher corporate-owned store selling general and administrative expense and a decrease of $2.2 million related to the sale of six Colorado corporate-owned stores in 2022. Depreciation and amortization was $118.3 million for the year ended December 31, 2023, compared to $94.3 million for the year ended

December 31, 2022. The increase in depreciation and amortization was primarily attributable the Sunshine Acquisition, the Florida Acquisition and new stores opened since January 1, 2022.
Equipment
Equipment segment EBITDA was $56.0 million in the year ended December 31, 2023, compared to $59.1 million in the year ended December 31, 2022, a decrease of $3.0 million, or 5.1%. This decrease was primarily driven by certain discounts provided to franchisees in year ended December 31, 2023 compared to the year ended December 31, 2022, as well as lower volume rebates earned from equipment vendors. Depreciation and amortization was $5.0 million for both the years ended December 31, 2023 and 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had $275.8 million of cash and cash equivalents, $74.9 million of short-term marketable securities, $50.9 million of long-term marketable securities and $46.3 million of restricted cash.
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
Summary of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$330,254	$240,207
Investing activities	(339,991)	(506,566)
Financing activities	(141,417)	135,725
Effect of foreign exchange rates on cash	776	(808)
Net decrease in cash, cash equivalents and restricted cash	$(150,378)	$(131,442)
Operating activities
For the year ended December 31, 2023, net cash provided by operating activities was $330.3 million compared to $240.2 million in the year ended December 31, 2022, an increase of $90.0 million, or 37.5%. Of the increase, $77.6 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities and $12.5 million was due to favorable changes in working capital primarily attributable to an accounts receivable decrease compared to an increase in the prior year, favorable changes in accounts payable and accrued expenses, and lower other assets, partially offset by higher payments made under tax benefit arrangements in the current year period and a larger reduction in other liabilities and other current liabilities compared to the prior year period.
Investing activities
For the year ended December 31, 2023, net cash used in investing activities was $340.0 million compared to $506.6 million in the year ended December 31, 2022, a decrease of $166.6 million. The primary drivers of the decrease were $43.3 million of cash used in acquisitions in the current year compared to $424.9 million used for the Sunshine Acquisition in the prior year. Partially offsetting the decrease was $122.8 million of cash used for the purchase of marketable securities, net of maturities, $35.9 million from higher capital expenditures, $35.6 million of higher cash used for other investments in the current year period, and cash received of $20.8 million from the sale of six Colorado corporate-owned stores in the prior year period.

Capital expenditures for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
New corporate-owned stores	$52,606	$40,788
Existing corporate-owned stores	59,580	43,289
Information systems	23,563	15,816
Corporate and all other	237	164
Total capital expenditures	$135,986	$100,057
Financing activities
For the year ended December 31, 2023, net cash used in financing activities was $141.4 million compared to net cash provided by financing activities of $135.7 million in the year ended December 31, 2022, a decrease of $277.1 million. The primary drivers of the decrease in net cash provided by financing activities was principal payments on long-term debt of $20.7 million in the year ended December 31, 2023 compared to net cash provided by long-term debt of $234.0 million in the year ended December 31, 2022, and an increase of $30.7 million of cash used for share repurchases in 2023.
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
In connection with the issuance of the Series 2022-1 Class A-2 Notes, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a Letters of Credit facility, which was used to repay the 2018-1 Class A-1 Notes. The 2022 Variable Funding Notes are undrawn as of December 31, 2023 due to repayment in full on May 9, 2022 using cash on hand.
There were no material changes to the terms of any debt obligations in the year ended December 31, 2023. The Company was in compliance with its debt covenants as of December 31, 2023. See Note 11 to the consolidated financial statements contained in Item 8 herein for further information related to our long-term debt obligations.
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
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500 million, which replaced the 2019 share repurchase program. During the year ended December 31, 2023, the Company purchased 1,698,753 shares of Class A common stock for a total cost of $125,030. A share repurchase excise tax of $1,048 was also incurred as a result of new legislation that went into effect beginning in 2023. All repurchased shares were retired. Subsequent to these repurchases, there is $374,970 remaining under the 2022 share repurchase program.

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
Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2023.

(in thousands)	Short Term	Long Term	Total
Long-term debt(1)	$20,750	$1,983,688	$2,004,438
Interest on long-term debt	79,969	270,456	350,425
Obligations under tax benefit arrangements(2)	41,294	454,368	495,662
Operating leases	53,813	513,759	567,572
Advertising commitments(3)	70,292	3,873	74,165
Purchase obligations(4)	15,266	—	15,266
Total contractual obligations	$281,384	$3,226,144	$3,507,528
(1) Long-term debt payments include scheduled principal payments only.
(2) Timing of payments under tax benefit arrangements is estimated.
(3) Advertising purchase commitments include commitments for the NAF.
(4) Purchase obligations consists of open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.
Off-Balance Sheet Arrangements
As of December 31, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $5.2 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. See Note 18 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
Critical Accounting Policies and Estimates
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

The Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities, including third-party valuation experts. The fair value of trade and brand names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future system-wide sales and other estimates. Membership relationships and franchisee relationships are valued based on an estimate of future revenues and costs related to the respective contracts over the remaining expected lives. Our valuation includes assumptions related to the projected attrition and renewal rates on those existing franchise and membership arrangements being valued. Re-acquired franchise rights are valued using an excess earnings approach. The valuation of re-acquired franchise rights is determined using a multi-period excess earnings method under the income approach. For re-acquired franchise rights with terms that are either favorable or unfavorable (from our perspective) to the terms included in our current franchise agreements, a gain or charge is recorded at the time of the acquisition to the extent of the favorability or unfavorability, respectively. Favorable and unfavorable operating leases are recorded based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date, and are recorded as a component of the right-of-use (“ROU”) asset. Real and personal property asset valuation is determined using the replacement cost approach.
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
As of December 31, 2023, we had $502.5 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. As of December 31, 2023, the Company has provided a valuation allowance of $4.9 million against the portion of its deferred tax assets that would generate capital losses for which the Company does not have sufficient positive evidence to support its recoverability.
We recognize the effects of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Tax Benefit Arrangements
As described in Note 17 to the consolidated financial statements included in Part II, Item 8, we are a party to the tax benefit arrangements under which we are contractually committed to pay certain non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the tax benefit arrangements are contingent upon, among other things, (i) generation of future taxable income over the term of the tax benefit arrangements and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the tax benefit arrangements to utilize the tax benefits, then we would not be required to make the related payments. Therefore, we would only recognize a liability for tax benefit arrangement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the tax benefit arrangements to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. As of December 31, 2023, we recognized $495.7 million of liabilities relating to our obligations under the tax benefit arrangements. We concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred. Changes in the liability resulting from historical exchanges under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.

Investments and allowance for expected credit losses
Our held-to-maturity debt security is reported at amortized cost. We reserve for expected credit losses on our held-to-maturity debt securities through the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, recent financing rounds at reduced valuations, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost of the held-to-maturity debt securities. A held-to-maturity investment security and its allowance for expected credit losses is written off when deemed uncollectible.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
Interest rate risk
Marketable securities
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had investments in short and long-term marketable securities of $125.8 million, primarily consisting of commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities, respectively. A 100 basis point increase in the general level of U.S. interest rates relative to interest rates as of December 31, 2023 would decrease the fair value of our marketable security investments by approximately $1.0 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such decrease in fair value would only be realized if we sold the investments prior to maturity.
Long-term debt
The securitized financing facility includes the Series 2018-1 Senior Class A-2-II Notes and the Series 2022-1 Senior Class A-2 Notes, which are comprised of fixed interest rate notes, and the 2022 Variable Funding Notes, which allow for the incurrence of up to $75.0 million in revolving loans and/or Letters of Credit under the 2022 Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company would be exposed to interest rate increases on any borrowings under the 2022 Variable Funding Notes. As of December 31, 2023, the 2022 Variable Funding Notes remain undrawn, but the Company would be exposed to interest rate increases on any borrowings under the 2022 Variable Funding Notes. A 100 basis point increase in the effective interest rate applied to borrowings under the 2022 Variable Funding Notes, if they were fully drawn, would result in a $0.8 million increase in pre-tax interest expense on an annualized basis.
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, and Australian dollar, which are the functional currencies of our Canadian, Mexican, and Australian entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2023, a 10% increase or decrease in the exchange rates of the U.S. dollar and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
Inflation risk
Given the recent rise in inflation rates in fiscal 2023 and 2022, there have been and may continue to be increases in shipping, labor and equipment costs which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned stores that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planet Fitness, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three year period ended December 31, 2023, and the related notes and financial statement schedules, Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 2 (e) and 20 to the consolidated financial statements, revenue is derived from various revenue streams within the Company’s franchise, equipment, and corporate-owned stores reportable segments. The Company’s processes and related information technology (IT) systems used to record revenue differ for certain of these revenue streams. The Company recorded $1,071 million of total revenue for the year ended December 31, 2023.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. This required a high degree of auditor judgment due to the number of revenue streams and IT systems involved in the revenue recognition processes, including determining the revenue streams over which procedures were to be performed and evaluating the nature and extent of evidence obtained over the individual revenue streams as well as revenue in the aggregate. It also included the involvement of IT professionals with specialized skills and knowledge to assist in the performance of certain procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For each revenue stream over which procedures were performed, we:
•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes
•involved IT professionals with specialized skills and knowledge who assisted with (1) gaining an understanding of IT systems and (2) testing certain general IT controls, IT application controls, and key reports within the Company’s revenue recognition processes
•performed software-assisted data analysis to test relationships among certain revenue transactions
•for a sample of transactions, compared amounts recognized by the Company to underlying documentation, including contracts with customers.
In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Boston, Massachusetts
February 29, 2024

Planet Fitness, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$275,842	$409,840
Restricted cash	46,279	62,659
Short-term marketable securities	74,901	—
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of December 31, 2023 and 2022, respectively	41,890	46,242
Inventory	4,677	5,266
Prepaid expenses	13,842	11,078
Other receivables	11,072	14,975
Income tax receivable	3,314	5,471
Total current assets	471,817	555,531
Long-term marketable securities	50,886	—
Property and equipment, net of accumulated depreciation of $322,958 and $227,869, as of December 31, 2023 and 2022, respectively	390,405	348,820
Investments, net of allowance for expected credit losses of $17,689 and $14,957 as of December 31, 2023 and 2022, respectively	77,507	25,122
Right-of-use assets, net	381,010	346,937
Intangible assets, net	372,507	417,067
Goodwill	717,502	702,690
Deferred income taxes	504,188	454,565
Other assets, net	3,871	3,857
Total assets	$2,969,693	$2,854,589
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$20,750
Accounts payable	23,788	20,578
Accrued expenses	66,299	66,993
Equipment deposits	4,506	8,443
Deferred revenue, current	59,591	53,759
Payable pursuant to tax benefit arrangements, current	41,294	31,940
Other current liabilities	35,101	42,067
Total current liabilities	251,329	244,530
Long-term debt, net of current maturities	1,962,874	1,978,131
Lease liabilities, net of current portion	381,589	341,843
Deferred revenue, net of current portion	32,047	33,152
Deferred tax liabilities	1,644	1,471
Payable pursuant to tax benefit arrangements, net of current portion	454,368	462,525
Other liabilities	4,833	4,498
Total noncurrent liabilities	2,837,355	2,821,620
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value, 300,000 shares authorized, 86,760 and 83,430 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	8
Class B common stock, $.0001 par value, 100,000 shares authorized, 1,397 and 6,146 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	1
Accumulated other comprehensive income (loss)	172	(448)
Additional paid in capital	575,631	505,144
Accumulated deficit	(691,461)	(703,717)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(115,649)	(199,012)
Non-controlling interests	(3,342)	(12,549)
Total stockholders’ deficit	(118,991)	(211,561)
Total liabilities and stockholders’ deficit	$2,969,693	$2,854,589
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenue:
Franchise	$317,917	$271,559	$238,349
National advertising fund revenue	70,012	58,075	52,361
Corporate-owned stores	449,296	379,393	167,219
Equipment	234,101	227,745	129,094
Total revenue	1,071,326	936,772	587,023
Operating costs and expenses:
Cost of revenue	190,026	177,200	100,993
Store operations	253,619	219,422	110,716
Selling, general and administrative	124,930	114,853	94,540
National advertising fund expense	70,095	66,116	59,442
Depreciation and amortization	149,413	124,022	62,800
Other losses, net	10,379	5,081	15,137
Total operating costs and expenses	798,462	706,694	443,628
Income from operations	272,864	230,078	143,395
Other income (expense), net:
Interest income	17,741	5,005	878
Interest expense	(86,576)	(88,628)	(81,211)
Other income (expense), net	3,512	14,983	(11,102)
Total other expense, net	(65,323)	(68,640)	(91,435)
Income before income taxes	207,541	161,438	51,960
Provision for income taxes	58,512	50,515	5,659
Losses from equity-method investments, net of tax	(1,994)	(467)	(179)
Net income	147,035	110,456	46,122
Less net income attributable to non-controlling interests	8,722	11,054	3,348
Net income attributable to Planet Fitness, Inc.	$138,313	$99,402	$42,774
Net income per share of Class A common stock:
Basic	$1.63	$1.18	$0.51
Diluted	$1.62	$1.18	$0.51
Weighted-average shares of Class A common stock outstanding:
Basic	84,896	84,137	83,296
Diluted	85,185	84,544	83,894

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Net income including non-controlling interests	$147,035	$110,456	$46,122
Other comprehensive income (loss), net:
Foreign currency translation adjustments	179	(460)	(15)
Change in unrealized gain on marketable securities, net of tax	441	—	—
Total other comprehensive income (loss), net	620	(460)	(15)
Total comprehensive income including non-controlling interests	147,655	109,996	46,107
Less: total comprehensive income attributable to non-controlling interests	8,722	11,054	3,348
Total comprehensive income attributable to Planet Fitness, Inc.	$138,933	$98,942	$42,759
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$147,035	$110,456	$46,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,413	124,022	62,800
Amortization of deferred financing costs	5,492	5,514	6,346
Write-off of deferred financing costs	—	1,583	—
Accretion of marketable securities discount	(3,273)	—	—
Losses from equity-method investments, net of tax	1,994	467	179
Dividends accrued on held-to-maturity investment	(2,066)	(1,876)	(1,401)
Credit loss (gain) on held-to-maturity investment	2,732	(2,505)	17,462
Deferred tax expense	51,189	48,618	1,528
(Gain) loss on re-measurement of tax benefit arrangement liability	(1,964)	(13,831)	11,737
Gain on sale of corporate-owned stores	—	(1,324)	—
Loss on reacquired franchise rights	110	1,160	—
Equity-based compensation	7,906	8,068	8,805
Other	(394)	262	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,761	(19,177)	(10,804)
Inventory	599	(4,112)	(681)
Other assets and other current assets	929	(5,152)	8,259
Accounts payable and accrued expenses	(975)	(14,721)	30,928
Other liabilities and other current liabilities	(8,106)	8,636	(3,063)
Income taxes	2,183	(1,672)	2,202
Payments pursuant to tax benefit arrangements	(34,797)	(19,253)	(445)
Equipment deposits	(3,937)	2,457	5,235
Deferred revenue	3,942	9,404	2,349
Leases	7,481	3,183	1,718
Net cash provided by operating activities	330,254	240,207	189,289
Cash flows from investing activities:
Additions to property and equipment	(135,986)	(100,057)	(54,074)
Acquisitions of franchisees	(43,264)	(424,940)	(1,888)
Proceeds from sale of property and equipment	99	60	46
Proceeds from sale of corporate-owned stores	—	20,820	—
Purchases of marketable securities	(203,285)	—	—
Maturities of marketable securities	80,490	—	—
Other investments	(38,045)	(2,449)	(35,000)
Net cash used in investing activities	(339,991)	(506,566)	(90,916)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	900,000	—
Proceeds from issuance of Variable Funding Notes	—	75,000	—
Proceeds from issuance of Class A common stock	9,160	925	8,186
Principal payments on capital lease obligations	(193)	(268)	(182)
Repayment of long-term debt and variable funding notes	(20,749)	(724,813)	(17,500)
Payment of deferred financing and other debt-related costs	—	(16,176)	—
Repurchase and retirement of Class A common stock	(125,030)	(94,315)	—
Distributions to members of Pla-Fit Holdings	(4,605)	(4,628)	(750)
Net cash (used in) provided by financing activities	(141,417)	135,725	(10,246)
Effects of exchange rate changes on cash and cash equivalents	776	(808)	14
Net (decrease) increase in cash, cash equivalents and restricted cash	(150,378)	(131,442)	88,141
Cash, cash equivalents and restricted cash, beginning of period	472,499	603,941	515,800
Cash, cash equivalents and restricted cash, end of period	$322,121	$472,499	$603,941
Supplemental cash flow information:
Net cash paid for income taxes	$5,258	$3,625	$1,848
Cash paid for interest	$81,184	$80,961	$74,869
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$18,639	$13,936	$5,659
Fair value of stores exchanged for equity-method investment	$17,000	$—	$—
Fair value of common stock issued as consideration for acquisition	$—	$393,730	$—
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and subsidiaries
Consolidated Statements of Changes in Equity

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance at January 1, 2021	82,821	$8	3,722	$1	$27	$45,673	$(751,578)	$196	$(705,673)
Net income	—	—	—	—	—	—	42,774	3,348	46,122
Equity-based compensation expense	—	—	—	—	—	8,805	—	—	8,805
Retirement of Class B common stock	—	—	(43)	—	—	—	—	—	—
Exchanges of Class B common stock	623	—	(623)	—	—	(608)	—	608	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,454	—	—	1,454
Exercise of stock options, vesting of restricted share units and ESPP share purchase	360	—	—	—	—	8,104	—	—	8,104
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(750)	(750)
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(892)	(892)
Other comprehensive loss	—	—	—	—	(15)	—	—	—	(15)
Balance at December 31, 2021	83,804	8	3,056	1	12	63,428	(708,804)	2,510	(642,845)
Net income	—	—	—	—	—	—	99,402	11,054	110,456
Equity-based compensation expense	—	—	—	—	—	8,068	—	—	8,068
Repurchase and retirement of Class A common stock	(1,529)	—	—	—	—	6,426	(94,315)	(6,426)	(94,315)
Exchanges of Class B common stock	548	—	(548)	—	—	22,533	—	(22,533)	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	90	—	—	—	—	1,039	—	—	1,039
Issuance of common stock for acquisition	517	—	3,638	—	—	385,324	—	8,406	393,730
Deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	18,326	—	—	18,326
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(932)	(932)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,628)	(4,628)
Other comprehensive loss	—	—	—	—	(460)	—	—	—	(460)
Balance at December 31, 2022	83,430	8	6,146	1	(448)	505,144	(703,717)	(12,549)	(211,561)
Net income	—	—	—	—	—	—	138,313	8,722	147,035
Equity-based compensation expense	—	—	—	—	—	7,906	—	—	7,906
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,079)	(3,117)	(126,079)
Exchanges of Class B common stock and other adjustments	4,749	1	(4,749)	(1)	—	(12,572)	—	12,572	—
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	63,002	—		63,002
Exercise of stock options, vesting of restricted share units and ESPP share purchase	280	—	—	—	—	9,034	—	—	9,034
Non-cash adjustments to VIEs	—	—	—	—	—	—		(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	22	(3,976)	(3,954)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,605)	(4,605)
Other comprehensive income	—	—	—	—	620	—	—	—	620
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 18.7 million members and 2,575 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of December 31, 2023.
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
In 2012 investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), purchased interests in Pla-Fit Holdings.
The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (“IPO”) and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness centers. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.
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
As of December 31, 2023, the Company held 100% of the voting interest, and approximately 98.4% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 1.6% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
Historically, the results of the Company have been consolidated with Matthew Michael Realty LLC (“MMR”), PF Melville LLC (“PF Melville”), and Planet Fitness NAF, LLC (the “national advertising fund” or “NAF”) based on the determination that the Company is the primary beneficiary with respect to these VIEs. MMR and PF Melville are real estate holding companies that derive a majority of their financial support from the Company through lease agreements for corporate stores. During 2023, the Company determined MMR and PF Melville no longer qualify for consolidation as VIEs as the Company no longer qualifies as the primary beneficiary of the VIEs and therefore deconsolidated the entities. See Note 3 for further information related to the Company’s VIEs. The NAF is an advertising fund, which on behalf of the Company collects 2% annually of gross

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

monthly membership dues, and beginning in January 2023 annual dues, from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to increase sales and further enhance the public reputation of the Planet Fitness brand. See Note 4 for further information related to the NAF.
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
(c) Concentrations
Financial instruments that potentially subject the Company to concentration risk consist of cash and cash equivalents and marketable securities. All of the Company’s cash and cash equivalents, restricted cash, and marketable securities are maintained by major financial institutions, of which cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. The Company maintains balances in excess of these limits, but does not believe that such deposits with its banks are subject to any unusual risk.
The credit risk associated with trade receivables is mitigated due to the large number of customers, generally franchisees, and their broad dispersion over many different geographic areas. The Company does not have any concentrations greater than 10% with respect to revenues or accounts receivable.
The Company purchases equipment, both for corporate-owned stores and for sales to franchisee-owned stores from various equipment vendors. The percentages of equipment purchases from vendors that represent 10% or more of total equipment purchases was as follows:

	Years Ended December 31,
	2023	2022	2021
Vendor A	72%	71%	70%
Vendor B	21%	22%	28%
The Company, including the NAF, uses various vendors for advertising services. The percentages of advertising purchases from vendors that represent 10% or more of total advertising purchases was as follows:

	Years Ended December 31,
	2023	2022	2021
Vendor A	38%	*	*
Vendor B	24%	*	*
Vendor C	18%	*	41%
Vendor D	*	77%	*
* Represents less than 10% of advertising purchases for the period.
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2023, the Company had restricted cash held by the Trustee of $46,279. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(e) Revenue from contracts with customers
The Company’s revenues are comprised of franchise revenue, equipment revenue, and corporate-owned stores revenue and are accounted for under ASC 606 - Revenue Recognition, net of applicable sales tax.
Franchise revenue
Franchise revenues consist primarily of royalties, NAF contributions, initial and successor franchise fees and upfront fees from area development agreements (“ADAs”), transfer fees, equipment placement revenue, commission income, online join fees, and other fees.
The Company’s primary performance obligation under the franchise license is granting certain rights to use the Company’s intellectual property, and all other services the Company provides under the ADA and franchise agreement are highly interrelated and not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied by granting certain rights to use intellectual property over the term of each franchise agreement.
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
(g) Cost of revenue
Cost of revenue consists primarily of direct costs associated with equipment sales, including freight costs, to new and existing franchisee-owned stores in the United States, Canada and Mexico and the cost of retail merchandise sold in corporate-owned stores. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.
(h) Store operations
Store operations consists of the direct costs associated with our corporate-owned stores, primarily payroll, rent, utilities, supplies, maintenance, and local and national advertising.
(i) Selling, general and administrative
Selling, general and administrative expenses are primarily associated with administrative, corporate-owned and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, information technology, marketing, legal, accounting and insurance related expenses. These expenses include costs related to equipment placement and assembly services of $6,961, $6,069 and $4,358, for the years ended December 31, 2023, 2022 and 2021, respectively.
(j) Accounts receivable
Accounts receivable is primarily comprised of amounts owed to the Company resulting from equipment and placement revenue. The Company evaluates its accounts receivable on an ongoing basis and may establish an allowance for uncollectible amounts based on collections and current credit conditions. Accounts are written off as uncollectible when it is determined that further collection efforts will be unsuccessful. Historically, the Company has not had a significant amount of write-offs.
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
Corporate-owned store leases generally have original lease terms of ten years, and typically include one or more renewal options, with renewal option terms that can generally extend the lease term from three to ten years or more. The exercise of lease renewal options is at the Company’s sole discretion. The Company includes renewal options in the expected lease term when they are reasonably certain to be exercised.
At the inception of each lease, the Company determines its appropriate classification as an operating or financing lease. The majority of the Company’s leases are operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid, reduced by expected reimbursements from landlords. Operating lease right of use (“ROU”) assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs and lease incentives. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases based upon interpolated rates using the Company’s Notes. All ROU assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets.
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
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
(m) Property and equipment
Property and equipment is recorded at cost, or fair value when acquired as part of a business combination, and depreciated using the straight-line method over its related estimated useful life. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts, and any related gain or loss is reflected in the consolidated statements of operations. Ordinary maintenance and repair costs are expensed as incurred. The estimated useful lives of the Company’s property and equipment by class of asset, other than construction in progress, are as follows:

Buildings and building improvements	20 to 40 years
Information technology and systems	3 to 5 years
Fitness equipment	5 to 7 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life of asset or lease term
(n) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses for corporate-owned stores are included within store operations and totaled $39,642, $31,462 and $15,667 for the years ended December 31, 2023, 2022 and 2021, respectively. In addition to NAF expenses, advertising related to the franchise segment is included within selling, general and administrative expenses and totaled $2,514, $3,103 and $7,144 for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 4 for discussion of the national advertising fund.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(o) Goodwill, long-lived assets, and other intangible assets
Goodwill and other intangible assets that arise from acquisitions are recorded in accordance with ASC Topic 805, Business Combinations and ASC Topic 350, Intangibles—Goodwill and Other. In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade and brand names, customer relationships, and reacquired franchise rights. Transactions are evaluated to determine whether any gain or loss on reacquired franchise rights, based on their fair value, should be recognized separately from identified intangibles. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.
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
The Company performs its annual impairment assessment of goodwill and indefinite lived intangible assets on December 1 of each year. During 2022, the Company moved its assessment date from December 31 to December 1 in order to better align with the Company’s annual planning cycle. For goodwill, the annual impairment assessment begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment.
For indefinite lived intangible assets, the annual impairment assessment consists of comparing the carrying value of the asset to its estimated fair value. To the extent that the carrying value exceeds the fair value of the asset, an impairment is recorded to reduce the carrying value to its fair value. The Company is also permitted to make a qualitative assessment of whether it is more likely than not an indefinite lived intangible asset’s fair value is less than its carrying value prior to applying the quantitative assessment. If based on the Company’s qualitative assessment it is not more likely than not that the carrying value of the asset is less than its fair value, then a quantitative assessment is not required.
During the periods presented, the Company did not need to proceed beyond the qualitative analysis for its goodwill or indefinite lived intangible assets, and determined that no impairment charges were required.
The Company applies the provisions of ASC Topic 360, Property, Plant and Equipment, which requires that long-lived assets, including amortizable intangible assets and ROU assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no long-lived assets that were impaired during any of the periods presented.
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
(q) Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and certain future and past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements, pursuant to which the Company is required to make payments to certain holders of equity interests or their successors-in-interest (“TRA Holders”). Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of tax attributes of certain equity interests previously held by affiliates of TSG that resulted from TSG’s purchase of interests in our 2012 acquisition, and certain other tax benefits. Under both agreements, the Company generally retains the remaining 15% benefit of the applicable tax savings.
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2023 the Company has recorded a liability of $495,662 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated expected tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the liability resulting from historical changes under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 8 for investments that are measured at fair value on a recurring basis.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The carrying value and estimated fair value of long-term debt were as follows:

	December 31, 2023		December 31, 2022
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt(1)	$2,004,438	$1,829,286	$2,025,187	$1,730,634
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(s) Investments
The Company’s investments consist of available-for-sale and held-to-maturity investments in debt securities and equity method investments.
Available-for-sale marketable debt securities
Marketable debt securities primarily consist of commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities. We classify our marketable debt securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. The Company invests in a diversified portfolio of marketable debt securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months, but less than one year, are included in short-term marketable securities and securities with maturities greater than one year are included in long-term marketable securities on the consolidated balance sheets, respectively. All marketable debt securities classified as available-for-sale are reported at fair value.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized gains or losses not resulting from credit losses or impairment are recorded through accumulated other comprehensive income (loss). Realized gains and losses from the sale of marketable securities are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Interest income from marketable securities is recognized as earned within the consolidated statement of operations.
Held-to-maturity debt securities
Held-to-maturity debt securities are financial instruments for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. The Company reserves for expected credit losses on held-to-maturity debt securities through the allowance for expected credit losses. The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, recent financing rounds at reduced valuations, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A held-to-maturity debt security is written off when deemed uncollectible.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Equity method investments
The Company accounts for investments under the equity method if it holds less than 50% of the voting stock, has the ability to exercise significant influence, and is not a VIE in which the Company is the primary beneficiary. These investments are recorded initially at cost as a non-current asset on the consolidated balance sheets. The Company records its interest in the net earnings of its equity method investees along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within losses from equity-method investments, net of tax in the consolidated statements of operations. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized into losses from equity method investments over the useful lives of the underlying assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company records its interest in the net earnings of its equity method investments based on the most recently available financial statements of the investees.
The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded in the period the impairment occurs in the consolidated statements of operations. The Company did not record any impairment charges on any of its equity method investments during any periods presented.
(t) Equity-based compensation
The Company has an equity-based compensation plan under which it receives services from employees and directors as consideration for equity instruments of the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. For awards with performance targets, the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 15 for further information.
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
(x) Reclassification
Certain amounts have been reclassified to conform to current year presentation.
(y) Recent accounting pronouncements
The FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, in August 2023. The standard addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The new standard is effective prospectively for all joint ventures with a formation date on or after January 1, 2025. The Company will apply the standard to any relevant transactions subsequent to the adoption date.
The FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, in November 2023. The standard expands reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption on our financial disclosures.
The FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, in December 2023. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adoption on our financial disclosures.
(3) Variable interest entities
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
The carrying values of the VIEs included in the consolidated balance sheets as of December 31, 2022 were as follows:

	Assets	Liabilities
PF Melville	$2,204	$—
MMR	1,884	—
Total	$4,088	$—
As discussed in Note 2, the NAF is also a VIE and is included in the Consolidated financial statements. See Note 4 for additional information on the NAF.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(4) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness stores located in the United States and Puerto Rico. On behalf of the NAF, the Company collects approximately 2% annually of gross monthly membership dues, and beginning in January 2023 also on annual dues, from franchisees, in accordance with the provisions of the franchise agreements, which is reflected as NAF revenue on the consolidated statements of operations (see Note 2). The Company also contributes 2% annually of gross monthly membership dues, and beginning in January 2023 annual dues, from stores owned by the Company to the NAF, which is reflected in store operations expense in the consolidated statements of operations. The use of amounts received by the NAF is restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAF within the consolidated financial statements. Amounts received or receivable by the NAF, which are restricted in their use, are recorded within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to the NAF and charges the NAF a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $3,746, $2,437 and $1,997 for the years ended December 31, 2023, 2022 and 2021, respectively. Fees paid to the Company by the NAF are reflected as expense in the NAF expense caption on the consolidated statement of operations, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations.
Assets and liabilities of the NAF, which are restricted in their use, included in the Consolidated Balance Sheets were as follows:

	December 31, 2023	December 31, 2022
Assets
Cash & cash equivalents	$11,279	$4,938
Other current assets	2,487	938
Total current assets	$13,766	$5,876

Liabilities
Accounts payable	$2,976	$1,089
Accrued expenses and other current liabilities	3,610	3,620
Total current liabilities	$6,586	$4,709
(5) Acquisitions
Sunshine Fitness Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests (the “Sunshine Acquisition”) of Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). The Company acquired 114 stores in Alabama, Florida, Georgia, North Carolina, and South Carolina from Sunshine Fitness. The purchase price of the acquisition was $824,587 consisting of $430,857 in cash consideration, and $393,730 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company, valued based on the closing trading price of the Company’s Class A common stock on the acquisition date. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,160, which has been reflected in other (gains) losses, net in the consolidated statement of operations. The loss reduced the net purchase price to $823,427. In connection with the acquisition, the Company recorded a gain of $2,059 related to the settlement of preexisting contracts with Sunshine Fitness within other (gains) losses, net on the consolidated statement of operations. The acquired stores are included in the corporate-owned stores segment.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The allocation of the purchase consideration was as follows:

Amount
Cash and cash equivalents	$5,917
Other current assets	757
Property and equipment	153,092
Right of use assets	162,827
Other long-term assets	1,830
Intangible assets	259,430
Goodwill	488,544
Deferred income taxes, net	(54,737)
Deferred revenue	(16,973)
Other current liabilities	(13,720)
Lease liabilities	(162,327)
Other long-term liabilities	(1,213)
Total	$823,427
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
The following table sets forth the components of identifiable intangible assets acquired in the Sunshine Acquisition and their estimated useful lives in years as of the date of the acquisition:

	Fair value	Useful life
Reacquired franchise rights (1)	$233,070	11.3
Customer relationships (2)	24,920	8.0
Reacquired area development rights (3)	1,440	5.0
Total intangible assets subject to amortization	$259,430
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
The following pro forma financial information summarizes the combined results of operations for the Company and Sunshine Fitness, as though the companies were combined as of the beginning of 2021. The total revenues, income before taxes, and net

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

income for the year ended December 31, 2023 are included within the consolidated statement of operations. The unaudited pro forma financial information was as follows:

	Years Ended December 31,
	2022	2021
Total revenues	$957,222	$731,606
Income before taxes	$161,284	$41,041
Net income	$110,340	$37,911
Florida Acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four franchisee stores operating in Florida (the “Florida Acquisition”) for cash consideration of $26,264. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $110, which is included in other losses, net on the consolidated statement of operations. The loss incurred reduced the net purchase price to $26,154. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.
The allocation of the purchase consideration was as follows:

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
The following table sets forth the components of identifiable intangible assets acquired in the Florida Acquisition and their estimated useful lives in years as of the date of the acquisition:

	Fair value	Useful life
Reacquired franchise rights (1)	$6,650	6.8
Customer relationships (2)	230	6.0
Total intangible assets subject to amortization	$6,880
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(7) Property and equipment
Property and equipment consists of the following:

	December 31, 2023	December 31, 2022
Land	$1,341	$1,341
Equipment	176,524	140,160
Leasehold improvements	342,725	272,360
Buildings and improvements	2,572	8,589
Furniture & fixtures	73,872	59,015
Information technology and systems assets	99,734	78,330
Other	3,065	2,920
Construction in progress	13,530	13,974
Total property and equipment	$713,363	$576,689
Accumulated depreciation	(322,958)	(227,869)
Total property and equipment, net	$390,405	$348,820
The Company recorded depreciation expense of $97,931, $83,310 and $46,123 for the years ended December 31, 2023, 2022 and 2021, respectively.

(8) Investments
Marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s investments in marketable securities, that are classified as available-for-sale, as of December 31, 2023, and which had maturity dates that range from approximately 1 month to 23 months. The Company had no investments in marketable securities as of December 31, 2022. Realized gains or losses were insignificant for the year ended December 31, 2023.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)	Level 1	Level 2
Cash equivalents
Money market funds	$761	$—	$—	$761	$761	$—
U.S. treasury securities	2,997	1	—	2,998	—	2,998
Total cash equivalents	3,758	1	—	3,759	761	2,998
Short-term marketable securities
Commercial paper	37,063	24	—	37,087	—	37,087
Corporate debt securities	34,632	—	(38)	34,594	—	34,594
U.S. government agency securities	3,210	10	—	3,220	—	3,220
Total short-term marketable securities	74,905	34	(38)	74,901	—	74,901
Long-term marketable securities
Corporate debt securities	47,388	328	—	47,716	—	47,716
U.S. government agency securities	3,151	19	—	3,170	—	3,170
Total long-term marketable securities	50,539	347	—	50,886	—	50,886
Total	$129,202	$382	$(38)	$129,546	$761	$128,785
(1) Fair values were determined using market prices obtained from third-party pricing sources.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of December 31, 2023.
Held-to-maturity debt security
As of December 31, 2023, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
During the year ended December 31, 2023, the Company’s review of the investment indicated that an adjustment to its allowance for expected credit losses was necessary. The Company utilized probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to calculate the allowance for expected credit losses. The Company derived its estimate using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis during the years ended December 31, 2023, 2022, and 2021, the Company recorded a credit loss expense of $2,732, a gain on the reversal of credit loss allowance of $2,505, and a credit loss expense of $17,462 respectively, on the adjustment of its allowance for credit losses within other (income) expense, net on the consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investment was $30,343 and $28,277 and the allowance for expected credit losses was $17,689 and $14,957, as of December 31, 2023 and December 31, 2022, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $2,066, $1,876 and $1,401 during the years ended December 31, 2023, 2022 and 2021, respectively, within other income (expense), net on the consolidated statements of operations.
As of December 31, 2023, the Company’s held-to-maturity investment had a contractual maturity in 2026.
A rollforward of the Company’s allowance for expected credit losses on held-to-maturity investments is as follows:

	Year Ended December 31,
	2023	2022
Beginning allowance for expected credit losses	$14,957	$17,462
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment	2,732	(2,505)
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$17,689	$14,957
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with U.S. GAAP on a one-month lag, with an adjustment to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the consolidated statements of operations. As of December 31, 2023 and 2022, the Company determined that no impairment of its equity method investments existed.
On April 9, 2021, the Company acquired a 21.0% ownership in Bravo Fit Holdings Pty Ltd, the Company’s franchisee and store operator in Australia, which is deemed to be a related party, for $10,000. During each of the years ended December 31, 2023 and 2022, the Company invested an additional $2,449, in Bravo Fit Holdings Pty Ltd, increasing its ownership from 21.0% to 21.8%. As of December 31, 2023 and 2022, the difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $6,812 and $6,515, respectively. These basis differences are attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. For the years ended December 31, 2023, 2022 and 2021, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $1,031, $467 and $179 respectively, which included $261, $0 and $0 of basis difference amortization.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

On June 23, 2023, the Company acquired a 12.5% ownership interest in Planet Fitmex, LLC, the Company’s franchisee and store operator in Mexico, which is deemed to be a related party and classified as an equity method investment as a result of its organizational structure, for $10,000. During the remainder of 2023, the Company invested an additional $25,596 in cash and received $17,000 worth of equity interests for the contribution of five stores that were acquired from a franchisee in October 2023 in connection with a legal settlement (see Note 18). Following such additional investments, the Company’s ownership stake increased to 33.2%, with a total investment of $52,596. As of December 31, 2023, the difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $17,458. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. For the year ended December 31, 2023, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $963, which included $177 of basis difference amortization.
(9) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating	Right of use asset, net	$381,010	$346,937
Finance	Property and equipment, net	179	370
Total lease assets		$381,189	$347,307

Liabilities
Current:
Operating	Other current liabilities	$33,849	$33,233
Finance	Other current liabilities	125	—
Noncurrent:
Operating	Lease liabilities, net of current portion	381,589	341,843
Finance	Other liabilities	63	380
Total lease liabilities		$415,626	$375,456

Weighted-average remaining lease term - operating leases		8.0 years	8.1 years
Weighted-average discount rate - operating leases		5.4%	4.7%

The components of lease cost were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$64,187	$56,319	$29,012
Variable lease cost	22,718	20,327	11,317
Total lease cost	$86,905	$76,646	$40,329

The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Supplemental disclosures of cash flow information related to leases were as follows:

	Years Ended December 31,
	2023	2022	2021
Cash paid, net, for lease liabilities	$56,145	$44,928	$28,126
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding Acquisitions	$67,242	$37,928	$48,651
Acquisition-related operating lease ROU assets obtained in exchange for operating lease liabilities	$5,424	$162,827	$—

Maturities of lease liabilities as of December 31, 2023 were as follows:

Amount
2024	$53,813
2025	69,762
2026	70,433
2027	68,510
2028	63,382
Thereafter	193,662
Total lease payments	$519,562
Less: imputed interest	(103,936)
Present value of future minimum lease liabilities	$415,626
As of December 31, 2023, operating lease payments exclude approximately $48,010 of legally binding minimum lease payments for leases signed but not yet commenced.
(10) Goodwill and intangible assets
Goodwill and related changes in the carrying amount were as follows:

Amount
Goodwill at December 31, 2022	$702,690
Acquisition of franchisee-owned stores (Note 5)	14,812
Goodwill at December 31, 2023	$717,502
A summary of intangible assets is as follows:

	December 31, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(169,155)	$29,888	$198,813	$(153,243)	$45,570
Reacquired franchise rights	274,708	(78,689)	196,019	268,058	(43,161)	224,897
Total finite-lived intangible assets	473,751	(247,844)	225,907	466,871	(196,404)	270,467
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(247,844)	$372,507	$613,471	$(196,404)	$417,067
Our customer relationships and reacquired franchise rights are amortized over a weighted-average amortization period of 10.6 and 10.7 years, respectively.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Amortization expense related to the finite-lived intangible assets totaled $51,482, $40,294, and $16,677 for the years ended December 31, 2023, 2022 and 2021, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2023 is as follows:

Amount
2024	$49,190
2025	36,713
2026	32,079
2027	27,956
2028	27,300
Thereafter	52,669
Total	$225,907

(11) Long-term debt
Long-term debt consists of the following:

	December 31, 2023	December 31, 2022
2018-1 Class A-2-II notes	$592,187	$598,438
2019-1 Class A-2 notes	528,000	533,500
2022-1 Class A-2-I notes	417,563	421,812
2022-1 Class A-2-II notes	466,688	471,437
Total debt, excluding deferred financing costs	2,004,438	2,025,187
Deferred financing costs, net of accumulated amortization	(20,814)	(26,306)
Total debt, net	1,983,624	1,998,881
Current portion of long-term debt	20,750	20,750
Long-term debt and borrowings under Variable Funding Notes, net of current portion	$1,962,874	$1,978,131
Future annual principal payments of long-term debt as of December 31, 2023 are as follows:

Amount
2024	$20,750
2025	600,438
2026	419,313
2027	10,250
2028	10,250
Thereafter	943,437
Total	$2,004,438
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2023, the Company had restricted cash held by the Trustee of $46,279.
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
The following table reflects the change in contract liabilities between December 31, 2022 and December 31, 2023:

Contract liabilities
Balance at December 31, 2022	$86,911
Revenue recognized that was included in the contract liability at the beginning of the year	(53,825)
Increase, excluding amounts recognized as revenue during the period	58,552
Balance at December 31, 2023	$91,638

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2023. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2024	$59,591
2025	5,486
2026	3,990
2027	3,498
2028	3,037
Thereafter	16,036
Total	$91,638

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The summary set forth below represents the balances in deferred revenue:

	December 31, 2023	December 31, 2022
Prepaid membership fees	$15,983	$14,160
Enrollment fees	4,222	3,806
Equipment discount	3,296	5,256
Annual membership fees	32,233	26,848
Area development and franchise fees	35,904	36,841
Total deferred revenue	91,638	86,911
Long-term portion of deferred revenue	32,047	33,152
Current portion of deferred revenue	$59,591	$53,759
Equipment deposits received in advance of delivery as of December 31, 2023 and 2022 were $4,506 and $8,443, respectively and are expected to be recognized as revenue in the next twelve months.
(13) Related party transactions
Activity with franchisees considered to be related parties is summarized below.

	Years Ended December 31,
	2023	2022	2021
Franchise revenue - interim CEO	$3,909	$3,208	$2,809
Franchise revenue - other	2,204	866	702
Equipment revenue - interim CEO	3,640	1,909	1,626
Equipment revenue - other	3,655	—	—
Total revenue from related parties	$13,408	$5,983	$5,137
Associated with the equipment revenue above, the Company had $2,916 of accounts receivable attributable to a related party as of December 31, 2023.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $719 and $467 as of December 31, 2023 and 2022, respectively, of which $142 and $138 is from a franchisee in which the Company’s interim CEO has a financial interest.
As of December 31, 2023 and 2022, the Company had $98,494 and $80,717, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 17.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing those services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $3,746, $2,437 and $1,997 for the years ended December 31, 2023, 2022 and 2021, respectively.
A member of the Company’s board of directors, who is also the Company’s interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $390, $272, and $220 during the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023 and 2022, the software was being utilized at 220 and 192 corporate-owned stores, respectively, and approximately 730 and 672 franchise stores, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $487, $378 and $173, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our former Chief Executive Officer.

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
Other Exchanges
During the years ended December 31, 2023, 2022 and 2021, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 4,748,555, 548,175 and 622,979 Holdings Units, respectively, for 4,748,555, 548,175 and 622,979 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 4,748,555, 548,175 and 622,979 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 4,748,555, 548,175 and 622,979 Holdings Units, during the years ended December 31, 2023, 2022 and 2021 respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2023:
•the public investors collectively owned 86,760,768 shares of our Class A common stock, representing 98.4% of the voting power in the Company and, through the Company, 98.4% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively hold 1,397,167 Holdings Units, representing 1.6% of the economic interest in Pla-Fit Holdings and 1,397,167 shares of our Class B common stock, representing 1.6% of the voting power in the Company;
Share repurchase programs
2019 share repurchase program
On November 5, 2019, the Company’s board of directors approved a share repurchase program of up to $500,000. During the year ended December 31, 2022, the Company purchased 1,528,720 shares of Class A common stock for a total cost of $94,315. All purchased shares were retired.
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program. During the year ended December 31, 2023, the Company purchased 1,698,753 shares of Class A common stock for a total cost of $125,030. A share repurchase excise tax of $1,048 was also incurred as a result of new legislation that went into effect beginning in 2023. All repurchased shares were retired. Subsequent to these repurchases, there is $374,970 remaining under the 2022 share repurchase program.
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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2023, 2022 or 2021.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2023 or 2022.
(15) Equity-based compensation
Equity-based compensation
The following table summarizes equity-based compensation expense by award type:

	Years Ended December 31,
	2023	2022	2021
Stock options	$1,004	$2,947	$3,915
RSUs	5,699	4,202	4,568
PSUs	795	540	—
ESPP	408	377	322
Total(1)	$7,906	$8,066	$8,805
(1) Equity-based compensation was recorded to selling, general and administrative expense in the consolidated statements of operations related to stock options, RSUs, PSUs and ESPP.
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

	Years Ended December 31,
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The following summarizes stock option activity for the year ended December 31, 2023:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	869,939	$45.85
Granted	—	$—
Exercised	(212,320)	$37.94		$8,776
Forfeited	(47,647)	$76.95
Outstanding at December 31, 2023	609,972	$46.00	4.4	$17,509
Vested or expected to vest at December 31, 2023	609,972	$46.00	4.4	$17,509
Exercisable at December 31, 2023	515,792	$40.37	4.4	$17,355

The weighted-average grant-date fair value per share of stock options granted was $29.31 and $37.51 during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised was $435 and $20,805 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, total unrecognized compensation expense related to unvested stock options was $563, which is expected to be recognized over a weighted-average period of 1.5 years.
Restricted stock units
Restricted Class A stock units (“RSUs”) granted to members of the Board of Directors vest on the first anniversary of the grant date, provided that the recipient continues to serve on the Board of Directors through the vesting dates. RSUs are also granted to certain employees of the Company and generally vest annually, on a tranche by tranche basis, over a period of three to four years. RSU awards are valued using the intrinsic value method.

	Restricted stock units	Weighted average fair value
Unvested outstanding at January 1, 2023	105,364	$77.47
Granted	150,685	$75.71
Vested	(53,469)	$74.74
Forfeited	(69,824)	$77.37
Unvested outstanding at December 31, 2023	132,756	$76.62
The weighted-average grant-date fair value per share of RSUs granted was $82.42 and $78.26 for the years ended December 31, 2022 and 2021, respectively. The total fair value of RSUs vested was $3,997, $4,333, and $2,226 for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs was $3,468, which is expected to be recognized over a weighted-average period of 1.4 years.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

	Performance share units	Weighted average fair value
Unvested outstanding at January 1, 2023	28,944	$82.61
Granted	66,053	$75.28
Vested	—	$—
Forfeited	(46,609)	$78.03
Unvested outstanding at December 31, 2023	48,388	$77.02
Expected to vest at December 31, 2023	49,179	$76.99
The weighted-average grant-date fair value per share of PSUs granted was $90.21 for the year ended December 31, 2022. There were no PSUs granted during the year ended December 31, 2021. As of December 31, 2023, total unrecognized compensation expense related to unvested PSUs was $2,451, which is expected to be recognized over a weighted average period of 2.0 years.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2023, a total of 1,000,000 shares of common stock were authorized for the issuance of equity awards under the ESPP. During the year ended December 31, 2023, employees purchased 14,682 shares under the ESPP.
(16) Earnings per share
Basic earnings per share of Class A common stock is computed by dividing net income or loss attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Planet Fitness, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Years Ended December 31,
	2023	2022	2021
Numerator
Net income	$147,035	$110,456	$46,122
Less: net income attributable to non-controlling interests	8,722	11,054	3,348
Net income attributable to Planet Fitness, Inc. - basic & diluted	$138,313	$99,402	$42,774
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,896,397	84,136,819	83,295,580
Effect of dilutive securities:
Stock options	232,630	351,200	540,381
Restricted stock units	44,785	54,864	58,188
Performance stock units	11,106	1,215	—
Weighted-average shares of Class A common stock outstanding - diluted	85,184,918	84,544,098	83,894,149
Earnings per share of Class A common stock - basic	$1.63	$1.18	$0.51
Earnings per share of Class A common stock - diluted	$1.62	$1.18	$0.51
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Years Ended December 31,
	2023	2022	2021
Class B common stock	3,735,109	5,867,367	3,323,399
Stock options	248,647	244,660	160,833
Restricted stock units	4,251	11,963	114
Performance stock units	1,276	1,066	0
Total	3,989,283	6,125,056	3,484,346
(17) Income taxes
Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2023	2022	2021
Domestic	$205,890	$158,345	$52,425
Foreign	1,651	3,093	(465)
Total income before the provision for income taxes	$207,541	$161,438	$51,960

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The provision for income taxes consists of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$2,338	$—	$(314)
State	3,853	842	4,197
Foreign	1,132	1,055	248
Total current tax expense	7,323	1,897	4,131
Deferred:
Federal	41,010	27,401	11,079
State	10,136	21,049	(9,750)
Foreign	43	168	199
Total deferred tax expense	51,189	48,618	1,528
Provision for income taxes	$58,512	$50,515	$5,659

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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.2%	4.0%	6.6%
State rate change impact on deferred taxes	1.4%	8.6%	(22.7)%
Tax benefit arrangement liability adjustment	(0.2)%	(1.8)%	4.7%
Foreign tax rate differential	0.1%	0.2%	0.7%
Withholding taxes and other	0.8%	0.3%	0.6%
Colorado store sale	—%	0.9%	—%
Change in valuation allowance	0.3%	(0.4)%	8.6%
Equity-based compensation	(0.1)%	(0.2)%	(7.4)%
Non-deductible executive compensation	1.6%	—%	—%
Income attributable to non-controlling interests	(0.9)%	(1.3)%	(1.2)%
Effective tax rate	28.2%	31.3%	10.9%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Deferred tax assets:
Deferred revenue	$4,773	$5,277
Goodwill and intangible assets	473,088	401,438
Net operating loss	42,631	53,370
Lease liabilities	106,848	91,205
Equity-based compensation	2,442	4,066
Equity method investment	3,562	—
Allowance for current expected credit loss	4,427	3,540
Other	3,311	4,979
Deferred tax assets	641,082	563,875
Valuation allowance	(4,940)	(4,037)
Deferred tax assets, net of valuation allowance	636,142	559,838
Deferred tax liabilities:
Prepaid expenses	—	(952)
Property and equipment	(39,086)	(23,718)
Right of use assets	(94,512)	(82,074)
Total deferred tax liabilities	(133,598)	(106,744)
Total deferred tax assets and liabilities	$502,544	$453,094
Reported as:
Deferred income taxes - non-current assets	$504,188	$454,565
Deferred income taxes - non-current liabilities	(1,644)	(1,471)
Total deferred tax assets and liabilities	$502,544	$453,094
As of December 31, 2023, we had a net deferred tax asset of $502,544, primarily resulting from tax attributes generated from past exchanges and sales of Holdings Units which will reduce taxable income in future periods. Substantially all of our deferred tax assets are deemed to be more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, our recent history of generating positive income before taxes, projections of future taxable income and ongoing prudent and feasible tax planning strategies. For the years ended December 31, 2023 and 2022, the Company has continued to provide a valuation allowance of $4,940 and $4,037, respectively, against the portion of its deferred tax assets that would generate capital losses for which the Company does not have sufficient positive evidence to support its recoverability.
As of December 31, 2023, the Company had federal net operating loss carryforwards of $169,180, with an indefinite lived carryforward. These losses were generated in 2020 and 2021. The Company also has $211,646 of state net operating loss carryforwards of which $207,241 have various expirations from 2024 to 2041 and $4,405 are indefinite.
The following table presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, which is included within other liabilities on our consolidated balance sheets:

	As of December 31,
	2023	2022
Balance at beginning of year	$328	$420
Decrease related to prior year tax positions	(55)	(92)
Balance at end of year	$273	$328
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2020 through 2023 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company recorded other income of $1,964, other expense of $13,831 and other income of $11,737 in the years ended December 31, 2023, 2022 and 2021, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In each year, the remeasurement was primarily due to various state tax legislation changes enacted in the year and in 2022 was also due to the Sunshine Acquisition which resulted in a change in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability.
In connection with the exchanges that occurred during 2023 and 2022, 4,748,555 and 548,175 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holdings Units, we recorded a decrease to our net deferred tax assets of $5,316 and an increase to our net deferred tax assets of $2,000, during the years ended December 31, 2023 and 2022, respectively. As a result of these exchanges and other activity, during the years ended December 31, 2023 and 2022 we also recognized deferred tax assets in the amount of $106,313 and $16,326, respectively, and corresponding tax benefit arrangement liabilities of $37,995 and $0, respectively, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $495,662 and $494,465 as of December 31, 2023 and 2022, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2024	$41,294
2025	50,502
2026	52,932
2027	47,729
2028	41,705
Thereafter	261,500
Total	$495,662
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
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned stores in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which included the Company’s acquisition of the franchisee-owned stores and a release of all claims by all parties. In connection with the Preliminary Settlement Agreement, the Company recorded a legal settlement reserve of $8,550 as of December 31, 2022, inclusive of estimated future legal fees, through other loss on the statement of operations. The Company revised its estimate of the legal settlement and recorded an increase to the liability of $6,250 during 2023. On October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31,619, which included the acquisition by the Company of five stores in Mexico and the settlement of all claims.
In conjunction with the finalization of the settlement with the franchisee in Mexico, the Company entered into an agreement to sell the five stores to Planet Fitmex, LLC. As a result, the business met the discontinued operations reporting criteria and “held

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

for sale” accounting criteria as of the acquisition date of October 20, 2023. On December 28, 2023, the Company completed the sale of the five stores to Planet Fitmex, LLC in exchange for an equity interest in Planet Fitmex, LLC valued at $17,000.
For the year ended December 31, 2023, the operating results, comprehensive income and cash flows associated with discontinued operations was not material and thus were not presented separately in the consolidated statements of operations, consolidated statements of comprehensive income, or consolidated statements of cash flows, respectively. As of December 31, 2023, there were no assets held for sale nor liabilities held for sale on the consolidated balance sheets as a result of the sale of the five stores to Planet Fitmex. The sale of the five stores did not result in any significant gain or loss recorded in the consolidated statements of operations for the year ended December 31, 2023.
The Company is not currently aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(b) Purchase commitments
As of December 31, 2023, the Company had advertising purchase commitments of approximately $74,165, including commitments made by the NAF. In addition, the Company had open purchase orders of approximately $15,266 primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of ten years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $5,215 and $5,942 as of December 31, 2023 and 2022, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2023 and 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(19) Retirement plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $1,370, $1,123, and $846 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The tables below summarize the financial information for the Company’s reportable segments.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Franchise segment revenue - U.S.	$376,527	$321,062	$286,283
Franchise segment revenue - International	11,402	8,572	4,427
Franchise segment total	387,929	329,634	290,710
Corporate-owned stores segment - U.S.	444,724	375,375	165,433
Corporate-owned stores segment - International	4,572	4,018	1,786
Corporate-owned stores segment total	449,296	379,393	167,219
Equipment segment - U.S.	221,533	212,269	125,023
Equipment segment - International	12,568	15,476	4,071
Equipment segment total	234,101	227,745	129,094
Total revenue	$1,071,326	$936,772	$587,023
Franchise revenue includes revenue generated from placement services of $19,798, $17,125 and $9,968 for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021
Segment EBITDA
Franchise	$266,727	$216,817	$194,303
Corporate-owned stores	171,518	142,083	49,196
Equipment	56,047	59,082	29,680
Corporate and other(1)	(70,497)	(49,366)	(78,265)
Total Segment EBITDA	$423,795	$368,616	$194,914
 (1) Corporate and other primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.
The following table reconciles total Segment EBITDA to income before taxes:

	Year Ended December 31,
	2023	2022	2021
Total Segment EBITDA	$423,795	$368,616	$194,914
Less:
Depreciation and amortization	149,413	124,022	62,800
Other income (expense)	3,512	14,983	(11,102)
Losses from equity-method investments, net of tax	(1,994)	(467)	(179)
Income from operations	272,864	230,078	143,395
Interest expense, net	(68,835)	(83,623)	(80,333)
Other income (expense), net	3,512	14,983	(11,102)
Income before income taxes	$207,541	$161,438	$51,960

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s assets by reportable segment:

	December 31, 2023	December 31, 2022
Franchise	$169,836	$161,355
Corporate-owned stores	1,637,146	1,559,985
Equipment	176,249	200,020
Unallocated	986,462	933,229
Total consolidated assets	$2,969,693	$2,854,589
The table above includes $3,609 and $916 of long-lived assets located in the Company’s international corporate-owned stores as of December 31, 2023 and 2022, respectively.
The following table summarizes the Company’s goodwill by reportable segment:

	December 31, 2023	December 31, 2022
Franchise	$16,938	$16,938
Corporate-owned stores	607,898	593,086
Equipment	92,666	92,666
Total consolidated goodwill	$717,502	$702,690
(21) Corporate-owned and franchisee-owned stores
The following table shows changes in our franchisee-owned and corporate-owned stores for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Franchisee-owned stores:
Stores operated at beginning of period	2,176	2,142	2,021
New stores opened	147	144	125
Stores acquired from the Company	5	6	—
Stores debranded, sold or consolidated(1)	(9)	(116)	(4)
Stores operated at end of period	2,319	2,176	2,142
Corporate-owned stores:
Stores operated at beginning of period	234	112	103
New stores opened	18	14	7
Stores sold to franchisees	(5)	(6)	—
Stores acquired from franchisees	9	114	2
Stores operated at end of period	256	234	112
Total stores:
Stores operated at beginning of period	2,410	2,254	2,124
New stores opened	165	158	132
Stores debranded, sold or consolidated(1)	—	(2)	(2)
Stores operated at end of period	2,575	2,410	2,254
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the interim Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
An evaluation was performed, under the supervision, and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2023.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules, Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
February 29, 2024

Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be held April 30, 2024. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial statements (included in Item 8 of this Annual Report on Form 10-K):
1Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
2Consolidated Balance Sheets as of December 31, 2023 and 2022
3Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
4Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
5Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
6Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
7Notes to Consolidated Financial Statements
(ii)Financial Statements Schedules
1Schedule II – Valuation and Qualifying Accounts

Allowance For Uncollectible Amounts:

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
December 31, 2023	$—	$—	$—	$—
December 31, 2022	$—	$—	$—	$—
December 31, 2021	$7	$10	$(17)	$—
Allowance For Credit Losses On Held To Maturity Investment:

(in thousands)	Balance at Beginning of Period	(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investment	Write-offs and other	Balance at End of Period
December 31, 2023	$14,957	$2,732	$—	$17,689
December 31, 2022	$17,462	$(2,505)	$—	$14,957
December 31, 2021	$—	$17,462	$—	$17,462
Valuation Allowance On Deferred Tax Assets:

(in thousands)	Balance at Beginning of Period	(Benefit) provision of allowance	Utilization of allowance	Balance at End of Period
December 31, 2023	$4,037	$903	$—	$4,940
December 31, 2022	$4,630	$(593)	$—	$4,037
December 31, 2021	$—	$4,630	$—	$4,630
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
			8-K	001-37534	2.1	10-Feb-22
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		8-K	001-37534	3.1	23-Feb-23
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
4.2	Amended and Restated Base Indenture dated February 10, 2022 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	10-Feb-22
4.3	Series 2018-1 Supplement dated August 1, 2018 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary		8-K	001-37534	4.2	1-Aug-18
4.4	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.5	Description of Securities of the Registrant		10-K	001-37534	4.5	28-Feb-20
4.6	Series 2022-1 Supplement dated February 10, 2022, between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.		8-K	001-37534	4.2	10-Feb-22
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	First Amendment to Tax Receivable Agreement, dated December 22, 2023, with the Continuing LLC Owners	X
10.4	Form of Tax Receivable Agreement with the Direct Investors		S-1/A	333-205141	10.6	15-Jul-15
10.5	First Amendment to Tax Receivable Agreement, dated December 22, 2023, with the Direct Investors	X
10.6	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.7	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.8	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.9	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.10	Amended and Restated Employment Agreement with Christopher Rondeau		S-1/A	333-205141	10.10	15-Jul-15
10.11	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.12	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.13	Employment Agreement with Thomas Fitzgerald		10-K	001-37534	10.13	28-Feb-20
10.14	Amended and Restated Planet Fitness, Inc. 2015 Omnibus Incentive Plan		10-Q	001-37534	10.4	9-Nov-23

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.15	Form of Planet Fitness, Inc. Long-Term Cash Incentive Plan		10-Q	001-37534	10.5	9-Nov-23
10.16	Form of Stock Option Award		10-K	001-37534	10.17	01-Mar-21
10.17	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement		10-K	001-37534	10.18	1-Mar-22
10.18	Class A-1 Note Purchase Agreement dated July 19, 2018 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent		8-K	001-37534	10.1	20-Jul-18
10.19	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.20	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.21	First Amendment dated February 10, 2022 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	10-Feb-22
10.22	Class A-1 Note Purchase Agreement dated January 25, 2022 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.		8-K	001-37534	10.1	26-Jan-22
10.23	Executive Severance & Change in Control Policy		10-Q	001-37534	10.1	7-May-21
10.24	Registration Rights Agreement, dated February 10, 2022, by and among the Company and the holders party thereto.		8-K	001-37534	10.2	10-Feb-22
10.25	Form of Lock-Up Agreement, dated as of February 10, 2022, by and among the Company, Plat-Fit Holdings, LLC and the holders party thereto.		8-K	001-37534	10.3	10-Feb-22
10.26	Employment Agreement with Jennifer Simmons		8-K	001-37534	10.1	9-Nov-22
10.27	Employment Agreement with Bill Bode		8-K	001-37534	10.2	9-Nov-22
10.28	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan		10-K	001-37534	10.30	1-Mar-23
10.29	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program		10-Q	001-37534	10.6	9-Nov-23

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.30	Form of Restricted Stock Unit Director Award Agreement		10-K	001-37534	10.33	1-Mar-23
10.31	Separation Agreement, dated as of September 15, 2023, between Planet Fitness, Inc. and Chris Rondeau.		8-K	001-37534	10.1	15-Sept-23
10.32	Employment Offer Letter dated as of September 15, 2023 between Planet Fitness, Inc. and Craig R. Benson.		10-Q	001-37534	10.2	9-Nov-23
10.33	Employment Offer Letter, originally dated as of September 15, 2023 and as amended by the Addendum on October 31, 2023, between Planet Fitness, Inc. and Craig R. Benson.		8-K	001-37534	10.1	1-Nov-23
10.34	Retention Bonus Agreement with Thomas Fitzgerald	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy For Recoupment of Incentive Compensation	X
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X
* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: February 29, 2024	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Benson	Interim Chief Executive Officer and Director	February 29, 2024
Craig Benson	(Principal Executive Officer)

/s/ Thomas Fitzgerald	Chief Financial Officer	February 29, 2024
Thomas Fitzgerald	(Principal Financial Officer)

/s/ Brian O’Donnell	Chief Accounting Officer	February 29, 2024
Brian O’Donnell	(Principal Accounting Officer)

/s/ Enshalla Anderson	Director	February 29, 2024
Enshalla Anderson

/s/ Frances Rathke	Director	February 29, 2024
Frances Rathke

/s/ Cammie Dunaway	Director	February 29, 2024
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	February 29, 2024
Stephen Spinelli, Jr.

/s/ Christopher Tanco	Director	February 29, 2024
Christopher Tanco

/s/ Bernard Acoca	Director	February 29, 2024
Bernard Acoca