Form 10-Q
period 2024-03-31
Planet Fitness, Inc.
filed 2024-05-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2024 there were 87,528,804 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 650,531 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

PLANET FITNESS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “prospect,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” “future,” “strategy” and the negative thereof and other similar words or expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:
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
•The other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. Unless legally required, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$301,707	$275,842
Restricted cash	46,190	46,279
Short-term marketable securities	93,362	74,901
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of March 31, 2024 and December 31, 2023, respectively	23,837	41,890
Inventory	4,959	4,677
Restricted assets - national advertising fund	17,945	—
Prepaid expenses	18,945	13,842
Other receivables	12,513	11,072
Income tax receivable	1,324	3,314
Total current assets	520,782	471,817
Long-term marketable securities	45,165	50,886
Investments, net of allowance for expected credit losses of $18,164 and $17,689 as of March 31, 2024 and December 31, 2023, respectively	76,360	77,507
Property and equipment, net of accumulated depreciation of $349,068 and $322,958, as of March 31, 2024 and December 31, 2023, respectively	382,019	390,405
Right-of-use assets, net	385,796	381,010
Intangible assets, net	359,750	372,507
Goodwill	719,074	717,502
Deferred income taxes	499,839	504,188
Other assets, net	3,993	3,871
Total assets	$2,992,778	$2,969,693
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,750	$20,750
Accounts payable	20,560	23,788
Accrued expenses	43,709	66,299
Equipment deposits	7,594	4,506
Deferred revenue, current	77,263	59,591
Payable pursuant to tax benefit arrangements, current	41,294	41,294
Other current liabilities	35,331	35,101
Total current liabilities	246,501	251,329
Long-term debt, net of current maturities	1,959,032	1,962,874
Lease liabilities, net of current portion	390,399	381,589
Deferred revenue, net of current portion	33,820	32,047
Deferred tax liabilities	1,666	1,644
Payable pursuant to tax benefit arrangements, net of current portion	456,700	454,368
Other liabilities	3,891	4,833
Total noncurrent liabilities	2,845,508	2,837,355
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 86,832 and 86,760 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	9
Class B common stock, $0.0001 par value, 100,000 shares authorized, 1,071 and 1,397 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive (loss) income	(435)	172
Additional paid in capital	581,332	575,631
Accumulated deficit	(677,321)	(691,461)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(96,415)	(115,649)
Non-controlling interests	(2,816)	(3,342)
Total stockholders’ deficit	(99,231)	(118,991)
Total liabilities and stockholders’ deficit	$2,992,778	$2,969,693
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenue:
Franchise	$84,234	$75,878
National advertising fund revenue	19,786	16,804
Corporate-owned stores	122,378	105,882
Equipment	21,619	23,661
Total revenue	248,017	222,225
Operating costs and expenses:
Cost of revenue	18,993	19,354
Store operations	74,353	66,015
Selling, general and administrative	29,193	27,767
National advertising fund expense	19,792	16,987
Depreciation and amortization	39,380	36,010
Other losses, net	484	3,936
Total operating costs and expenses	182,195	170,069
Income from operations	65,822	52,156
Other income (expense), net:
Interest income	5,461	3,931
Interest expense	(21,433)	(21,599)
Other income, net	647	113
Total other expense, net	(15,325)	(17,555)
Income before income taxes	50,497	34,601
Provision for income taxes	14,324	9,567
Losses from equity-method investments, net of tax	(1,200)	(265)
Net income	34,973	24,769
Less net income attributable to non-controlling interests	664	2,064
Net income attributable to Planet Fitness, Inc.	$34,309	$22,705
Net income per share of Class A common stock:
Basic	$0.39	$0.27
Diluted	$0.39	$0.27
Weighted-average shares of Class A common stock outstanding:
Basic	86,909	84,444
Diluted	87,222	84,787
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income including non-controlling interests	$34,973	$24,769
Other comprehensive income, net:
Foreign currency translation adjustments	(212)	81
Unrealized loss on marketable securities, net of tax	(395)	—
Total other comprehensive (loss) income, net	(607)	81
Total comprehensive income including non-controlling interests	34,366	24,850
Less: total comprehensive income attributable to non-controlling interests	664	2,064
Total comprehensive income attributable to Planet Fitness, Inc.	$33,702	$22,786
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$34,973	$24,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,380	36,010
Amortization of deferred financing costs	1,346	1,360
Accretion of marketable securities discount	(871)	—
Losses from equity-method investments, net of tax	1,200	265
Dividends accrued on held-to-maturity investment	(528)	(483)
Credit loss on held-to-maturity investment	475	255
Deferred tax expense	11,367	8,082
Gain on re-measurement of tax benefit arrangement liability	(362)	—
Loss on disposal of property and equipment	867	—
Equity-based compensation expense	975	2,049
Other	(41)	(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,084	25,619
Inventory	(287)	266
Other assets and other current assets	(6,444)	2,010
Restricted assets - national advertising fund	(17,945)	(13,387)
Accounts payable and accrued expenses	(18,530)	(19,928)
Other liabilities and other current liabilities	(548)	4,907
Income taxes	1,943	2,736
Equipment deposits	3,088	4,408
Deferred revenue	19,519	19,395
Leases	2,071	(379)
Net cash provided by operating activities	89,732	97,910
Cash flows from investing activities:
Additions to property and equipment	(26,311)	(22,997)
Purchases of marketable securities	(34,922)	—
Maturities of marketable securities	22,589	—
Net cash used in investing activities	(38,644)	(22,997)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	450	6,748
Principal payments on capital lease obligations	(36)	(56)
Repayment of long-term debt and variable funding notes	(5,188)	(5,188)
Repurchase and retirement of Class A common stock	(20,005)	(25,005)
Distributions paid to members of Pla-Fit Holdings	(218)	(1,106)
Net cash used in financing activities	(24,997)	(24,607)
Effects of exchange rate changes on cash and cash equivalents	(315)	198
Net increase in cash, cash equivalents and restricted cash	25,776	50,504
Cash, cash equivalents and restricted cash, beginning of period	322,121	472,499
Cash, cash equivalents and restricted cash, end of period	$347,897	$523,003
Supplemental cash flow information:
Cash paid for interest	$20,165	$20,373
Net cash paid for (refund received) income taxes	$1,013	$(1,016)
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$11,400	$11,682
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)
Net income	—	—	—	—	—	—	34,309	664	34,973
Equity-based compensation expense	—	—	—	—	—	975	—	—	975
Repurchase and retirement of Class A common stock	(314)	—	—	—	—	774	(20,169)	(774)	(20,169)
Exchanges of Class B common stock and other adjustments	326	—	(326)	—	—	(854)	—	854	—
Vesting of restricted share units and ESPP share purchase	60	—	—	—	—	381	—	—	381
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	4,425	—	—	4,425
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(218)	(218)
Other comprehensive loss	—	—	—	—	(607)	—	—	—	(607)
Balance at March 31, 2024	86,832	$9	1,071	$—	$(435)	$581,332	$(677,321)	$(2,816)	$(99,231)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	22,705	2,064	24,769
Equity-based compensation expense	—	—	—	—	—	2,049	—	—	2,049
Repurchase and retirement of Class A common stock	(318)	—	—	—	—	—	(25,005)	—	(25,005)
Exchanges of Class B common stock and other adjustments	1,901	1	(1,901)	(1)	—	(4,353)	—	4,353	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	217	—	—	—	—	6,524	—	—	6,524
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	45,903	—	—	45,903
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(233)	(233)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,106)	(1,106)
Other comprehensive income	—	—	—	—	81	—	—	—	81
Balance at March 31, 2023	85,230	$9	4,245	$—	$(367)	$555,267	$(706,017)	$(7,471)	$(158,579)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 19.6 million members and 2,599 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of March 31, 2024.
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
As of March 31, 2024, the Company held 100.0% of the voting interest and approximately 98.8% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 1.2% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

(2) Summary of significant accounting policies
(a) Basis of presentation and consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(b) Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the condensed consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of assets and liabilities acquired in business combinations, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, allowance for expected credit losses, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities, and the liability for the Company’s tax benefit arrangements.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 3 for investments that are measured at fair value on a recurring basis.
The carrying value and estimated fair value of long-term debt were as follows:

	March 31, 2024		December 31, 2023
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt(1)	$1,999,250	$1,851,357	$2,004,438	$1,829,286
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under GAAP.
(d) Recent accounting pronouncements
The FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, in August 2023. The standard addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The new standard is effective prospectively for all joint ventures with a formation date on or after January 1, 2025. The Company will apply the standard to any relevant transactions subsequent to the adoption date.
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
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of March 31, 2024, the marketable securities had maturity dates that range from less than 1 month to approximately 24 months. Realized gains and losses were insignificant for the three months ended March 31, 2024 and 2023.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)	Level 1	Level 2
March 31, 2024
Cash equivalents
Money market funds	$863	$—	$—	$863	$863	$—
U.S. treasury securities	10,922	—	—	10,922		10,922
Commercial paper	10,460	—	(8)	10,452	—	10,452
Total cash equivalents	22,245	—	(8)	22,237	863	21,374
Short-term marketable securities
Commercial paper	44,100	—	(29)	44,071	—	44,071
Corporate debt securities	42,917	—	(28)	42,889	—	42,889
U.S. government agency securities	6,394	8	—	6,402	—	6,402
Total short-term marketable securities	93,411	8	(57)	93,362	—	93,362
Long-term marketable securities
Corporate debt securities	41,659	10	—	41,669	—	41,669
U.S. government agency securities	3,500	—	(4)	3,496	—	3,496
Total long-term marketable securities	45,159	10	(4)	45,165	—	45,165
Total marketable securities	$160,815	$18	$(69)	$160,764	$863	$159,901

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)	Level 1	Level 2
December 31, 2023
Cash equivalents
Money market funds	$761	$—	$—	$761	$761	$—
U.S. treasury securities	2,997	1	—	2,998	—	2,998
Total cash equivalents	3,758	1	—	3,759	761	2,998
Short-term marketable securities
Commercial paper	37,063	24	—	37,087	—	37,087
Corporate debt securities	34,632	—	(38)	34,594	—	34,594
U.S. government agency securities	3,210	10	—	3,220	—	3,220
Total short-term marketable securities	74,905	34	(38)	74,901	—	74,901
Long-term marketable securities
Corporate debt securities	47,388	328	—	47,716	—	47,716
U.S. government agency securities	3,151	19	—	3,170	—	3,170
Total long-term marketable securities	50,539	347	—	50,886	—	50,886
Total marketable securities	$129,202	$382	$(38)	$129,546	$761	$128,785
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of March 31, 2024.
Held-to-maturity debt security
As of March 31, 2024, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
During the three months ended March 31, 2024 and 2023, the Company’s review of the investment indicated that an adjustment to its allowance for expected credit losses was necessary. The Company utilized probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to calculate the allowance for expected credit losses. The Company derived its estimates using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $475 and $255 for the three months ended March 31, 2024 and 2023, respectively, on the adjustment of its allowance for credit losses within other (income) expense, net on the condensed consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investment was $30,871 and $30,343 and the allowance for expected credit losses was $18,164 and $17,689, as of March 31, 2024 and December 31, 2023, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $528 and $483 during the three months ended March 31, 2024 and 2023, respectively, within other income (expense), net on the condensed consolidated statements of operations.
As of March 31, 2024, the Company’s held-to-maturity investment had a contractual maturity in 2026.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Beginning allowance for expected credit losses	$17,689	$14,957
Loss on adjustment of allowance for expected credit losses	475	255
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$18,164	$15,212
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with an adjustment to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of March 31, 2024, the Company determined that no impairment of its equity method investments existed.
As of March 31, 2024 and December 31, 2023, the Company held a 21.8% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and store operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,912 and $13,220, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $6,326 and $6,812 as of March 31, 2024 and December 31, 2023, respectively. These basis differences are attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. For the three months ended March 31, 2024 and 2023, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $308 and $265, respectively, which included amortization of basis difference of $66 and $65, respectively.
As of March 31, 2024 and December 31, 2023, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and store operator in Mexico, which is deemed to be a related party and classified as an equity method investment as a result of its organizational structure, for a total investment carrying value of $50,741 and $51,633, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $16,390 and $17,458 as of March 31, 2024 and December 31, 2023, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. For the three months ended March 31, 2024, the Company’s proportionate share of the earnings in accordance with the equity method was a loss of $892, which included amortization of basis difference of $163.
(4) Acquisition
Florida Acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four franchisee stores operating in Florida (the “Florida Acquisition”) for cash consideration of $26,264. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $110, which is included in other losses, net on the condensed consolidated statement of operations. The loss incurred reduced the net purchase price to $26,154. The Company financed the purchase through cash on hand. The acquired stores are included in the Corporate-owned stores segment.

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
(5) Goodwill and intangible assets
Goodwill and related changes in its carrying amount were as follows:

Amount
Goodwill at December 31, 2023	$717,502
Acquisition	1,572
Goodwill at March 31, 2024	$719,074
The Company completed an immaterial acquisition of an operating entity in Spain during the first quarter of fiscal 2024, which resulted in the addition of $1,572 in the carrying value of goodwill. The Company intends to open corporate-owned stores through this entity.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
A summary of intangible assets is as follows:

	March 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(173,087)	$25,956	$199,043	$(169,155)	$29,888
Reacquired franchise rights	274,708	(87,514)	187,194	274,708	(78,689)	196,019
Total finite-lived intangible assets	473,751	(260,601)	213,150	473,751	(247,844)	225,907
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(260,601)	$359,750	$620,351	$(247,844)	$372,507
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $12,768 and $12,587 for the three months ended March 31, 2024 and 2023, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of March 31, 2024 is as follows:

Amount
Remainder of 2024	$36,433
2025	36,713
2026	32,079
2027	27,956
2028	27,300
Thereafter	52,669
Total	$213,150
(6) Long-term debt
Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
2018-1 Class A-2-II notes	$590,625	$592,187
2019-1 Class A-2 notes	526,625	528,000
2022-1 Class A-2-I notes	416,500	417,563
2022-1 Class A-2-II notes	465,500	466,688
Total debt, excluding deferred financing costs	1,999,250	2,004,438
Deferred financing costs, net of accumulated amortization	(19,468)	(20,814)
Total debt, net	1,979,782	1,983,624
Current portion of long-term debt	20,750	20,750
Long-term debt, net of current portion	$1,959,032	$1,962,874

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Future principal payments of long-term debt as of March 31, 2024 are as follows:

Amount
Remainder of 2024	$15,562
2025	600,438
2026	419,313
2027	10,250
2028	10,250
Thereafter	943,437
Total	$1,999,250
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of March 31, 2024, the Company had restricted cash held by the Trustee of $46,190.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(7) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Operating	Right of use asset, net	$385,796	$381,010
Finance	Property and equipment, net	144	179
Total lease assets		$385,940	$381,189

Liabilities
Current:
Operating	Other current liabilities	$31,895	$33,849
Finance	Other current liabilities	109	125
Noncurrent:
Operating	Lease liabilities, net of current portion	390,399	381,589
Finance	Other liabilities	42	63
Total lease liabilities		$422,445	$415,626

Weighted-average remaining lease term - operating leases		8.0 years	8.0 years
Weighted-average discount rate - operating leases		5.5%	5.4%
The components of lease cost were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$17,475	$14,904
Variable lease cost	6,203	5,751
Total lease cost	$23,678	$20,655
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for lease liabilities	$15,303	$13,302
Operating lease ROU assets obtained in exchange for operating lease liabilities	$16,064	$4,661

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Maturities of lease liabilities as of March 31, 2024 were as follows:

Amount
Remainder of 2024	$34,723
2025	72,448
2026	73,431
2027	71,432
2028	66,344
Thereafter	212,861
Total lease payments	$531,239
Less: imputed interest	(108,794)
Present value of lease liabilities	$422,445
As of March 31, 2024, future operating lease payments exclude approximately $32,239 of legally binding minimum lease payments for leases signed but not yet commenced.
(8) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and national advertising fund (“NAF”) revenue collected in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned store enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to its equipment business. The Company classifies these contract liabilities as deferred revenue in its condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2023 and March 31, 2024:

Amount
Balance at December 31, 2023	$91,638
Revenue recognized that was included in the contract liability at the beginning of the year	(34,438)
Increase, excluding amounts recognized as revenue during the period	53,883
Balance at March 31, 2024	$111,083
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2024. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2024	$72,982
2025	7,970
2026	3,630
2027	3,325
2028	3,071
Thereafter	20,105
Total	$111,083
Equipment deposits received in advance of delivery as of March 31, 2024 were $7,594 and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(9) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended March 31,
	2024	2023
Franchise revenue - interim CEO	$1,280	$1,006
Franchise revenue - other	884	241
Equipment revenue - interim CEO	1,012	5
Equipment revenue - other	2,990	—
Total revenue from related parties	$6,166	$1,252
The Company had $5,247 and $2,916 of accounts receivable attributable to a related party as of March 31, 2024 and December 31, 2023, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $695 and $719 as of March 31, 2024 and December 31, 2023, respectively, of which $140 and $142 is from a franchisee in which the Company’s interim CEO has a financial interest.
As of March 31, 2024 and December 31, 2023, the Company had $81,474 and $98,494, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 12 for further discussion of these arrangements.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1,461 and $917 for the three months ended March 31, 2024 and 2023, respectively.
The Company incurred approximately $181 for the three months ended March 31, 2023 for corporate travel to a third-party company which is affiliated with our former Chief Executive Officer, which is included within selling, general and administrative expense on the condensed consolidated statements of operations.
A member of the Company’s board of directors, who is also the Company’s interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $65 and $91 during the three months ended March 31, 2024 and 2023, respectively.
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
During the three months ended March 31, 2024, certain existing holders of Holdings Units exercised their exchange rights and exchanged 326,073 Holdings Units for 326,073 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 326,073 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 326,073 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions, as of March 31, 2024:
•Holders of Class A common stock owned 86,831,728 shares of Class A common stock, representing 98.8% of the voting power in the Company and, through the Company, 86,831,728 Holdings Units representing 98.8% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
•the Continuing LLC Owners collectively owned 1,071,094 Holdings Units, representing 1.2% of the economic interest in Pla-Fit Holdings, and 1,071,094 shares of Class B common stock, representing 1.2% of the voting power in the Company.
Share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program. During the three months ended March 31, 2024, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20,005. A share repurchase excise tax of $163 was also incurred. As of March 31, 2024, there is $354,965 remaining under the 2022 share repurchase program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of March 31, 2024 and December 31, 2023.
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
Shares of the Company’s Class B common stock do not share in the earnings attributable to Planet Fitness, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company’s Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related Holdings Units, are exchangeable into shares of Class A common stock on a one-for-one basis.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$34,973	$24,769
Less: net income attributable to non-controlling interests	664	2,064
Net income attributable to Planet Fitness, Inc.	$34,309	$22,705
Denominator
Weighted-average shares of Class A common stock outstanding - basic	86,909,383	84,444,003
Effect of dilutive securities:
Stock options	223,244	271,680
Restricted stock units	63,276	63,358
Performance stock units	26,178	7,654
Weighted-average shares of Class A common stock outstanding - diluted	87,222,081	84,786,695
Earnings per share of Class A common stock - basic	$0.39	$0.27
Earnings per share of Class A common stock - diluted	$0.39	$0.27
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Class B common stock	1,176,568	5,007,448
Stock options	554	196,209
Restricted stock units	2	—
Performance stock units	—	53
Total	1,177,124	5,203,710
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 28.4% and 27.6% for the three months ended March 31, 2024 and 2023, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $498,173 and $502,544 as of March 31, 2024 and December 31, 2023, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of March 31, 2024 and December 31, 2023, the total liability related to uncertain tax positions was $242 and $273, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2024 and 2023 were not material.
Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements, pursuant to which, the Company is required to make payments to certain holders of equity interests or their successors-in-interest (“TRA Holders”). Under the first of those arrangements, the Company generally is required to pay certain existing and previous equity owners of Pla-Fit Holdings, LLC 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of certain equity interests previously held by affiliates of TSG that resulted from TSG’s purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the remaining 15% benefit of the applicable tax savings.
In connection with the exchanges that occurred during the three months ended March 31, 2024 and 2023, 326,073 and 1,900,309 Holding Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in the Company’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holding Units, the Company recorded a decrease of $400 and $2,605 to net deferred tax assets, during the three months ended March 31, 2024 and 2023, respectively. As a result of these exchanges and other activity during the three months ended March 31, 2024 and 2023, the Company also recognized deferred tax assets in the amount of $7,519 and $50,823, respectively, and corresponding tax benefit arrangement liabilities of $2,694 and $2,315, respectively, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
The Company had a liability of $497,994 and $495,662 as of March 31, 2024 and December 31, 2023, respectively, related to its projected obligations under the tax benefit arrangements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Projected future payments under the tax benefit arrangements were as follows:

Amount
Remainder of 2024	$41,135
2025	50,385
2026	52,814
2027	48,624
2028	41,973
Thereafter	263,063
Total	$497,994
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that required the Company to acquire their franchisee-owned stores in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement and a release of all claims by all parties. In connection with the settlement agreement, the Company recorded an update to its estimated liability for the legal settlement of $3,300, inclusive of legal fees paid, within other losses, net on the condensed consolidated statement of operations during the three months ended March 31, 2023. On October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31,619, which included the acquisition by the Company of five stores in Mexico and the settlement of all claims.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Franchise segment revenue - U.S.	$100,528	$90,288
Franchise segment revenue - International	3,492	2,394
Franchise segment total	104,020	92,682
Corporate-owned stores segment - U.S.	121,158	104,808
Corporate-owned stores segment - International	1,220	1,074
Corporate-owned stores segment total	122,378	105,882
Equipment segment - U.S.	16,417	23,105
Equipment segment - International	5,202	556
Equipment segment total	21,619	23,661
Total revenue	$248,017	$222,225
Franchise revenue includes revenue generated from placement services of $1,837 and $1,613 for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Segment EBITDA
Franchise	$76,311	$64,735
Corporate-owned stores	42,104	33,530
Equipment	4,760	5,571
Corporate and other(1)	(18,526)	(15,822)
Total Segment EBITDA	$104,649	$88,014
(1) Corporate and other primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table reconciles total Segment EBITDA to income before taxes:

	Three Months Ended March 31,
	2024	2023
Total Segment EBITDA	$104,649	$88,014
Less:
Depreciation and amortization	39,380	36,010
Other income	647	113
Losses from equity-method investments, net of tax	(1,200)	(265)
Income from operations	65,822	52,156
Interest income	5,461	3,931
Interest expense	(21,433)	(21,599)
Other income, net	647	113
Income before income taxes	$50,497	$34,601
The following table summarizes the Company’s assets by reportable segment:

	March 31, 2024	December 31, 2023
Franchise	$185,046	$169,836
Corporate-owned stores	1,638,909	1,637,146
Equipment	164,917	176,249
Unallocated	1,003,906	986,462
Total consolidated assets	$2,992,778	$2,969,693
The table above includes $5,956 and $3,609 of long-lived assets located in the Company’s international corporate-owned stores as of March 31, 2024 and December 31, 2023, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	March 31, 2024	December 31, 2023
Franchise	$16,938	$16,938
Corporate-owned stores	609,470	607,898
Equipment	92,666	92,666
Consolidated goodwill	$719,074	$717,502

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(15) Corporate-owned and franchisee-owned stores
The following table shows changes in corporate-owned and franchisee-owned stores:

	Three Months Ended March 31,
	2024	2023
Franchisee-owned stores:
Stores operated at beginning of period	2,319	2,176
New stores opened	23	35
Stores debranded, sold, closed or consolidated(1)	(1)	—
Stores operated at end of period	2,341	2,211
Corporate-owned stores:
Stores operated at beginning of period	256	234
New stores opened	2	1
Stores operated at end of period	258	235
Total stores:
Stores operated at beginning of period	2,575	2,410
New stores opened	25	36
Stores debranded, sold, closed or consolidated(1)	(1)	—
Stores operated at end of period	2,599	2,446
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience as low as $10 per month for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of March 31, 2024, we had approximately 19.6 million members and 2,599 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,599 stores, 2,341 are franchised and 258 are corporate-owned.
As of March 31, 2024, we had contractual commitments to open approximately 1,000 new stores.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the U.S., Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the U.S. and Canada. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S., Canada, and Mexico. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The following tables summarize the financial information for our segments:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue
Franchise segment	$104,020	$92,682
Corporate-owned stores segment	122,378	105,882
Equipment segment	21,619	23,661
Total revenue	$248,017	$222,225
Segment EBITDA
Franchise segment	$76,311	$64,735
Corporate-owned stores segment	42,104	33,530
Equipment segment	4,760	5,571
Corporate and other(1)	(18,526)	(15,822)
Total Segment EBITDA(2)	$104,649	$88,014
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

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three Months Ended March 31, 2024
Income (loss) from operations	$74,633	$10,876	$3,506	$(23,193)	$65,822
Depreciation and amortization	1,845	31,056	1,260	5,219	39,380
Other (expense) income	(167)	172	(6)	648	647
Losses from equity-method investments, net of tax	—	—	—	(1,200)	(1,200)
Segment EBITDA(1)	$76,311	$42,104	$4,760	$(18,526)	$104,649
Three Months Ended March 31, 2023
Income (loss) from operations	$63,019	$4,986	$4,307	$(20,156)	$52,156
Depreciation and amortization	1,845	28,596	1,263	4,306	36,010
Other (expense) income	(129)	(52)	1	293	113
Losses from equity-method investments, net of tax	—	—	—	(265)	(265)
Segment EBITDA(1)	$64,735	$33,530	$5,571	$(15,822)	$88,014
(1) Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees billed to members (which we refer to as system-wide sales), the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, , EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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

	Three Months Ended March 31,
	2024	2023
Franchisee-owned stores:
Stores operated at beginning of period	2,319	2,176
New stores opened	23	35
Stores debranded, sold, closed or consolidated(1)	(1)	—
Stores operated at end of period	2,341	2,211
Corporate-owned stores:
Stores operated at beginning of period	256	234
New stores opened	2	1
Stores operated at end of period	258	235
Total stores:
Stores operated at beginning of period	2,575	2,410
New stores opened	25	36
Stores debranded, sold or consolidated(1)	(1)	—
Stores operated at end of period	2,599	2,446
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
Stores acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same store sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These stores are included in the corporate-owned or franchisee-owned same store sales base, as applicable, following the 12th month after the acquisition or sale. These stores remain in the system-wide same store sales base in all periods. The following table shows our same store sales:

	Three Months Ended March 31,
	2024	2023
Same store sales growth:
Franchisee-owned stores	6.3%	9.7%
Corporate-owned stores	6.2%	12.1%
System-wide stores	6.2%	9.9%
Number of stores in same store sales base:
Franchisee-owned stores	2,199	2,052
Corporate-owned stores	235	222
System-wide stores	2,443	2,280
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our condensed consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. Provided our stores are open, we bill monthly dues on or around the 17th of every month and bill annual fees once per year from each member based upon when the member signed his or her membership agreement. System-wide sales were $1.2 billion and $1.1 billion, during the three months ended March 31, 2024 and 2023, respectively.
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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$34,973	$24,769
Interest income	(5,461)	(3,931)
Interest expense	21,433	21,599
Provision for income taxes	14,324	9,567
Depreciation and amortization	39,380	36,010
EBITDA	104,649	88,014
Purchase accounting adjustments-revenue(1)	20	86
Purchase accounting adjustments-rent(2)	171	104
Transaction fees and acquisition-related costs(3)	—	394
Severance costs(4)	1,602	—
Executive transition costs(5)	283	—
Legal matters(6)	—	3,300
Loss on adjustment of allowance for credit losses on held-to-maturity investment(7)	475	255
Dividend income on held-to-maturity investment(8)	(528)	(483)
Tax benefit arrangement remeasurement(9)	(362)	—
Amortization of basis difference of equity-method investments(10)	229	—
Other(11)	(228)	(1,459)
Adjusted EBITDA	$106,311	$90,211
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
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. An immaterial adjustment for both the three months ended March 31, 2024 and 2023 reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.1 million for both the three months ended March 31, 2024 and 2023 are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our condensed consolidated statements of operations.
(3) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(4) Represents severance related expenses recorded in connection with a reduction in force during the three months ended March 31, 2024.
(5) Represents certain expenses recorded in connection with the departure of the Chief Executive Officer including costs associated with the search for a new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(6) Represents costs associated with legal matters in which the Company was a defendant. In 2023, this represents an increase in the legal reserve related to preliminary terms of a settlement agreement (the “Preliminary Settlement Agreement”). The legal reserve liability was subsequently paid in 2023.
(7) Represents a loss on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(8) Represents dividend income recognized on a held-to-maturity investment.
(9) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(10) Represents the amortization expense of the Company’s pro-rata portion of the basis difference in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(11) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
Adjusted net income assumes that all net income is attributable to Planet Fitness, Inc., which assumes the full exchange of all outstanding Holdings Units for shares of Class A common stock of Planet Fitness, Inc., adjusted for certain non-cash and other items that we do not believe directly reflect our core operations. Adjusted net income per share, diluted, is calculated by dividing Adjusted net income by the total weighted-average shares of Class A common stock outstanding plus any dilutive awards granted under the 2015 Omnibus Incentive Plan as calculated in accordance with GAAP and assuming the full exchange of all outstanding Holdings Units and corresponding Class B common stock as of the beginning of each period presented. Adjusted net income and Adjusted net income per share, diluted, are supplemental measures of operating performance that do not represent, and should not be considered, alternatives to net income and earnings per share, as calculated in accordance with GAAP. We believe Adjusted net income and Adjusted net income per share, diluted, supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period. A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income, and the computation of Adjusted net income per share, diluted, is set forth below.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income	$34,973	$24,769
Provision for income taxes	14,324	9,567
Purchase accounting adjustments-revenue(1)	20	86
Purchase accounting adjustments-rent(2)	171	104
Transaction fees and acquisition-related costs(3)	—	394
Severance costs(4)	1,602	—
Executive transition costs(5)	283	—
Legal matters(6)	—	3,300
Loss on adjustment of allowance for credit losses on held-to-maturity investment(7)	475	255
Dividend income on held-to-maturity investment(8)	(528)	(483)
Tax benefit arrangement remeasurement(9)	(362)	—
Amortization of basis difference of equity-method investments(10)	229	—
Other(11)	(228)	(1,459)
Purchase accounting amortization(12)	12,757	12,577
Adjusted income before income taxes	63,716	49,110
Adjusted income taxes(13)	16,439	12,719
Adjusted net income	$47,277	$36,391
Adjusted net income per share, diluted	$0.53	$0.41
Adjusted weighted-average shares outstanding, diluted(14)	88,399	89,794
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
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. An immaterial adjustment for both the three months ended March 31, 2024 and 2023 reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred. Adjustments of $0.1 million for both the three months ended March 31, 2024 and 2023 are due to the amortization of favorable and unfavorable lease intangible assets. All of the rent related purchase accounting adjustments are adjustments to rent expense which is included in store operations on our condensed consolidated statements of operations.
(3) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(4) Represents severance related expenses recorded in connection with a reduction in force during the three months ended March 31, 2024.
(5) Represents certain expenses recorded in connection with the departure of the Chief Executive Officer including costs associated with the search for a new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(6) Represents costs associated with legal matters in which the Company was a defendant. In 2023, this represents an increase in the legal reserve, net of legal fees paid, related to the Preliminary Settlement Agreement. The legal reserve liability was subsequently paid in 2023.
(7) Represents a loss on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.

(8) Represents dividend income recognized on a held-to-maturity investment.
(9) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(10) Represents the amortization expense of the Company’s pro-rata portion of the basis difference in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(11) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(12) Includes $3.1 million of amortization of intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases, for each of the three months ended March 31, 2024 and 2023, and $9.7 million and $9.5 million of amortization of intangible assets created in connection with historical acquisitions of franchisee-owned stores for the three months ended March 31, 2024 and 2023, respectively. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(13) Represents corporate income taxes at an assumed effective tax rate of 25.8% and 25.9% for the three months ended March 31, 2024 and 2023, respectively, applied to adjusted income before income taxes.
(14) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.
A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$34,309	87,222	$0.39	$22,705	84,787	$0.27
Assumed exchange of shares(2)	664	1,177		2,064	5,007
Net income	34,973			24,769
Adjustments to arrive at adjusted income before income taxes(3)	28,743			24,341
Adjusted income before income taxes	63,716			49,110
Adjusted income taxes(4)	16,439			12,719
Adjusted net income	$47,277	88,399	$0.53	$36,391	89,794	$0.41
(1) Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares of Class A common stock outstanding (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.8% and 25.9% for the three months ended March 31, 2024 and 2023, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	2024		2023
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$84,234	34.0%	$75,878	34.1%
National advertising fund revenue	19,786	8.0%	16,804	7.7%
Franchise segment	104,020	42.0%	92,682	41.8%
Corporate-owned stores	122,378	49.3%	105,882	47.6%
Equipment	21,619	8.7%	23,661	10.6%
Total revenue	248,017	100.0%	222,225	100.0%
Operating costs and expenses:
Cost of revenue	18,993	7.7%	19,354	8.7%
Store operations	74,353	30.0%	66,015	29.7%
Selling, general and administrative	29,193	11.8%	27,767	12.5%
National advertising fund expense	19,792	8.0%	16,987	7.6%
Depreciation and amortization	39,380	15.9%	36,010	16.2%
Other losses, net	484	0.2%	3,936	1.8%
Total operating costs and expenses	182,195	73.6%	170,069	76.5%
Income from operations	65,822	26.4%	52,156	23.5%
Other income (expense), net:
Interest income	5,461	2.2%	3,931	1.8%
Interest expense	(21,433)	(8.6)%	(21,599)	(9.7)%
Other income, net	647	0.3%	113	0.1%
Total other expense, net	(15,325)	(6.1)%	(17,555)	(7.8)%
Income before income taxes	50,497	20.3%	34,601	15.7%
Provision for income taxes	14,324	5.8%	9,567	4.3%
Losses from equity-method investments, net of tax	(1,200)	(0.5)%	(265)	(0.1)%
Net income	34,973	14.0%	24,769	11.3%
Less net income attributable to non-controlling interests	664	0.3%	2,064	0.9%
Net income attributable to Planet Fitness, Inc.	$34,309	13.7%	$22,705	10.4%
Comparison of the three months ended March 31, 2024 and three months ended March 31, 2023
Revenue
Total revenue was $248.0 million for the three months ended March 31, 2024, compared to $222.2 million for three months ended March 31, 2023, an increase of $25.8 million, or 11.6%.
Franchise segment revenue was $104.0 million for the three months ended March 31, 2024, compared to $92.7 million for three months ended March 31, 2023, an increase of $11.3 million, or 12.2%.
Franchise revenue was $84.2 million for the three months ended March 31, 2024, compared to $75.9 million for the three months ended March 31, 2023, an increase of $8.4 million, or 11.0%. Included in franchise revenue is royalty revenue of $72.3 million, franchise and other fees of $9.5 million, and placement revenue of $1.8 million for the three months ended March 31, 2024, compared to royalty revenue of $64.5 million, franchise and other fees of $9.4 million, and placement revenue of $1.6 million for the three months ended March 31, 2023. Of the $7.8 million increase in royalty revenue, $4.0 million was attributable to a franchise same store sales increase of 6.3%, $1.6 million was attributable to new stores opened since January 1, 2023 and $2.2 million was from higher royalties on annual fees.
National advertising fund revenue was $19.8 million for the three months ended March 31, 2024, compared to $16.8 million for the three months ended March 31, 2023, an increase of $3.0 million, or 17.7%. This increase was primarily attributable to $2.8 million from higher same store sales and new stores opened since January 1, 2023.

Revenue from our corporate-owned stores segment was $122.4 million for the three months ended March 31, 2024, compared to $105.9 million for the three months ended March 31, 2023, an increase of $16.5 million, or 15.6%. This increase was primarily attributable to $10.6 million from the corporate-owned store same store sales increase of 6.2%, $3.5 million was from new stores opened since January 1, 2023 and $2.4 million was from the acquisition of four stores in Florida (the “Florida Acquisition”) in the prior year.
Equipment segment revenue was $21.6 million for the three months ended March 31, 2024, compared to $23.7 million for the three months ended March 31, 2023, a decrease of $2.0 million, or 8.6%. This decrease was primarily attributable to $1.1 million of lower revenue from equipment sales to new franchisee-owned stores and $0.9 million of lower revenue from equipment sales to existing franchisee-owned stores. In the three months ended March 31, 2024, we had equipment sales to 14 new franchisee-owned stores compared to 18 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $19.0 million for the three months ended March 31, 2024, compared to $19.4 million for the three months ended March 31, 2023, a decrease of $0.4 million, or 1.9%. This decrease was primarily attributable to lower equipment sales to new and existing franchisee-owned stores, as described above.
Store operations
Store operations expense, which relates to our Corporate-owned stores segment, was $74.4 million for the three months ended March 31, 2024, compared to $66.0 million for the three months ended March 31, 2023, an increase of $8.3 million, or 12.6%. This increase was primarily attributable to $4.6 million from new stores opened since January 1, 2023, $2.5 million from stores included in our same store sales base as a result of higher rent, occupancy, and payroll expense, and $1.2 million from the stores acquired in the Florida Acquisition.
Selling, general and administrative
Selling, general and administrative expenses were $29.2 million for the three months ended March 31, 2024, compared to $27.8 million for the three months ended March 31, 2023, an increase of $1.4 million, or 5.1%. This increase was primarily attributable to higher consulting costs and higher severance related costs from a headcount reduction in the current year period, which were partially offset by lower expenses from marketing and travel expenses.
National advertising fund expense
National advertising fund expense was $19.8 million for the three months ended March 31, 2024, compared to $17.0 million for the three months ended March 31, 2023, an increase of $2.8 million, or 16.5%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $39.4 million for the three months ended March 31, 2024, compared to $36.0 million for the three months ended March 31, 2023, an increase of $3.4 million, or 9.4%. This increase was primarily attributable to the assets acquired in the Florida Acquisition as well as new stores opened since January 1, 2023.
Other losses, net
Other losses, net was $0.5 million for the three months ended March 31, 2024, compared to $3.9 million for the three months ended March 31, 2023, a decrease of $3.5 million, or 87.7%. The decrease was primarily the result of a legal reserve recorded in the prior year period.
Interest income
Interest income was $5.5 million for the three months ended March 31, 2024, compared to $3.9 million for the three months ended March 31, 2023, an increase of $1.5 million, or 38.9%. This increase was primarily due to a greater allocation of cash on hand into higher yielding marketable securities and due to higher interest rates on our cash, cash equivalents and investments in marketable securities in the current period compared to the same period last year.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $21.4 million for the three months ended March 31, 2024, compared to $21.6 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 0.8%. This decrease was primarily from a lower principal balance on our indebtedness during the three months ended March 31, 2024.

Other income, net
Other income, net was $0.6 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. This increase was primarily attributable to $0.4 million on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $14.3 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023, an increase of $4.8 million, or 49.7%. This increase is primarily attributable to our higher income before taxes in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
The Company’s effective tax rate was 28.4% for the three months ended March 31, 2024, compared to 27.6% in the prior year period. The increase in the effective income tax rate was primarily due to remeasurement of deferred tax assets.
Segment results
Franchise
Franchise segment EBITDA was $76.3 million for the three months ended March 31, 2024, compared to $64.7 million for the three months ended March 31, 2023, an increase of $11.6 million, or 17.9%. This increase was primarily due to higher franchise and NAF revenue of $8.4 million and $3.0 million, respectively, as described above, $3.1 million of lower other losses, net primarily from the legal reserve recorded in the prior year period, as described above, and $0.7 million of lower selling, general and administrative expense, partially offset by $2.8 million of higher NAF expense.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $42.1 million for the three months ended March 31, 2024, compared to $33.5 million for the three months ended March 31, 2023, an increase of $8.6 million, or 25.6%. This increase was primarily attributable to $8.0 million from the corporate-owned same store sales increase of 6.2% and $1.2 million from the stores acquired in the Florida Acquisition, partially offset by lower EBITDA of $1.1 million from new stores opened since January 1, 2023. Depreciation and amortization increased $2.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and was primarily attributable to the Florida Acquisition and new stores opened since January 1, 2023.
Equipment
Equipment segment EBITDA was $4.8 million for the three months ended March 31, 2024, compared to $5.6 million for the three months ended March 31, 2023, a decrease of $0.8 million, or 14.6%. This decrease was primarily driven by lower equipment sales to new and existing franchisee-owned stores, as described above.
Liquidity and capital resources
As of March 31, 2024, we had $301.7 million of cash and cash equivalents, $93.4 million of short-term marketable securities, $45.2 million of long-term marketable securities and $46.2 million of restricted cash.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our 2022 Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$89,732	$97,910
Investing activities	(38,644)	(22,997)
Financing activities	(24,997)	(24,607)
Effect of foreign exchange rates on cash	(315)	198
Net increase in cash, cash equivalents and restricted cash	$25,776	$50,504
Operating activities
For the three months ended March 31, 2024, net cash provided by operating activities was $89.7 million compared to $97.9 million in the three months ended March 31, 2023, a decrease of $8.2 million, or 8.4%. Of the decrease, $24.7 million was due to unfavorable changes in working capital primarily attributable to accounts receivable and other assets and other current assets and a lower relative increase in other liabilities and other current liabilities. This decrease was partially offset by $16.5 million of higher net income after adjustments to reconcile net income to net cash provided by operating activities.
Investing activities
For the three months ended March 31, 2024, net cash used in investing activities was $38.6 million compared to $23.0 million in the three months ended March 31, 2023, an increase of $15.6 million. The primary drivers of the increase were $12.3 million of cash used for the purchase of marketable securities, net of maturities and $3.3 million of higher capital expenditures.
Capital expenditures were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
New corporate-owned stores	$6,568	$5,906
Existing corporate-owned stores	15,391	12,826
Information systems	3,291	4,195
Corporate and all other	1,061	70
Total capital expenditures	$26,311	$22,997
Financing activities
For the three months ended March 31, 2024, net cash used in financing activities was $25.0 million compared to $24.6 million in the three months ended March 31, 2023, an increase of $0.4 million. The primary driver of the increase was a $6.3 million decrease in the proceeds from issuance of Class A common stock, partially offset by a $5.0 million decrease in cash used for share repurchases in 2024.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022, the Master Issuer issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of 2022 Variable Funding Notes, including a letter of credit facility. The 2022 Variable Funding Notes are undrawn as of March 31, 2024.
There were no material changes to the terms of any debt obligations in the three months ended March 31, 2024. The Company was in compliance with its debt covenants as of March 31, 2024. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Off-balance sheet arrangements
As of March 31, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $5.0 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of March 31, 2024 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended March 31, 2024. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s exposure to market risk.
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
Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2024.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
1/31/2024	—	—	—	$374,970,426
2/29/2024	—	—	—	$374,970,426
3/31/2024	313,834	63.85	313,834	$354,964,974
Total	313,834	$63.85	313,834
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

10.1	Employment Offer Letter with Colleen Keating		8-K	001-37534	10.1	4/16/24

10.2	Executive Severance & Change in Control Policy as Amended and Restated	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
(i) Condensed Consolidated Balance Sheets (Unaudited)
(ii) Condensed Consolidated Statements of Operations (Unaudited)
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(iv) Condensed Consolidated Statements of Cash Flows (Unaudited)
(v) Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)
(vi) Condensed Notes (Unaudited) to Condensed Consolidated Financial Statements
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Planet Fitness, Inc.
(Registrant)

Date: May 9, 2024	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)