Form 10-Q
period 2024-06-30
Planet Fitness, Inc.
filed 2024-08-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 2, 2024 there were 84,578,839 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 588,207 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$246,961	$275,842
Restricted cash	47,800	46,279
Short-term marketable securities	103,197	74,901
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of June 30, 2024 and December 31, 2023, respectively	41,334	41,890
Inventory	5,200	4,677
Restricted assets - national advertising fund	12,268	—
Prepaid expenses	15,910	13,842
Other receivables	15,390	11,072
Income tax receivable and prepayments	5,790	3,314
Total current assets	493,850	471,817
Long-term marketable securities	49,718	50,886
Investments, net of allowance for expected credit losses of $18,246 and $17,689 as of June 30, 2024 and December 31, 2023, respectively	75,599	77,507
Property and equipment, net of accumulated depreciation of $374,324 and $322,958, as of June 30, 2024 and December 31, 2023, respectively	400,239	390,405
Right-of-use assets, net	393,564	381,010
Intangible assets, net	346,993	372,507
Goodwill	719,063	717,502
Deferred income taxes	490,912	504,188
Other assets, net	4,102	3,871
Total assets	$2,974,040	$2,969,693
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$20,500	$20,750
Accounts payable	29,728	23,788
Accrued expenses	56,898	66,299
Equipment deposits	5,138	4,506
Deferred revenue, current	76,052	59,591
Payable pursuant to tax benefit arrangements, current	49,181	41,294
Other current liabilities	34,629	35,101
Total current liabilities	272,126	251,329
Long-term debt, net of current maturities	2,156,551	1,962,874
Lease liabilities, net of current portion	401,405	381,589
Deferred revenue, net of current portion	34,114	32,047
Deferred tax liabilities	1,599	1,644
Payable pursuant to tax benefit arrangements, net of current portion	424,107	454,368
Other liabilities	3,968	4,833
Total noncurrent liabilities	3,021,744	2,837,355
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 84,496 and 86,760 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	9
Class B common stock, $0.0001 par value, 100,000 shares authorized, 650 and 1,397 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive (loss) income	(1,096)	172
Additional paid in capital	594,049	575,631
Accumulated deficit	(910,626)	(691,461)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(317,664)	(115,649)
Non-controlling interests	(2,166)	(3,342)
Total stockholders’ deficit	(319,830)	(118,991)
Total liabilities and stockholders’ deficit	$2,974,040	$2,969,693
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue:
Franchise	$87,676	$80,846	$171,910	$156,726
National advertising fund revenue	20,114	17,996	39,900	34,800
Corporate-owned stores	125,466	113,759	247,844	219,640
Equipment	67,685	73,862	89,304	97,523
Total revenue	300,941	286,463	548,958	508,689
Operating costs and expenses:
Cost of revenue	51,934	59,457	70,927	78,810
Store operations	70,152	58,876	144,505	124,891
Selling, general and administrative	31,613	32,646	60,806	60,415
National advertising fund expense	20,112	17,890	39,904	34,878
Depreciation and amortization	39,817	36,767	79,197	72,777
Other (gains) losses, net	(66)	3,825	418	7,761
Total operating costs and expenses	213,562	209,461	395,757	379,532
Income from operations	87,379	77,002	153,201	129,157
Other income (expense), net:
Interest income	5,616	4,163	11,077	8,094
Interest expense	(24,533)	(21,468)	(45,966)	(43,067)
Other income, net	1,043	370	1,690	483
Total other expense, net	(17,874)	(16,935)	(33,199)	(34,490)
Income before income taxes	69,505	60,067	120,002	94,667
Provision for income taxes	18,977	15,814	33,301	25,381
Losses from equity-method investments, net of tax	(1,216)	(73)	(2,416)	(338)
Net income	49,312	44,180	84,285	68,948
Less: net income attributable to non-controlling interests	672	3,045	1,336	5,109
Net income attributable to Planet Fitness, Inc.	$48,640	$41,135	$82,949	$63,839
Net income per share of Class A common stock:
Basic	$0.56	$0.49	$0.95	$0.76
Diluted	$0.56	$0.48	$0.95	$0.75
Weighted-average shares of Class A common stock outstanding:
Basic	86,809	84,618	86,859	84,532
Diluted	86,955	84,908	87,083	84,850
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income including non-controlling interests	$49,312	$44,180	$84,285	$68,948
Other comprehensive income, net:
Foreign currency translation adjustments	(477)	329	(689)	410
Unrealized loss on marketable securities, net of tax	(184)	(295)	(579)	(295)
Total other comprehensive (loss) income, net	(661)	34	(1,268)	115
Total comprehensive income including non-controlling interests	48,651	44,214	83,017	69,063
Less: total comprehensive income attributable to non-controlling interests	672	3,045	1,336	5,109
Total comprehensive income attributable to Planet Fitness, Inc.	$47,979	$41,169	$81,681	$63,954
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$84,285	$68,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,197	72,777
Amortization of deferred financing costs	2,634	2,731
Loss on extinguishment of debt	2,285	—
Accretion of marketable securities discount	(1,879)	(944)
Losses from equity-method investments, net of tax	2,416	338
Dividends accrued on held-to-maturity investment	(1,065)	(979)
Credit loss on held-to-maturity investment	557	95
Deferred tax expense	26,761	21,575
Gain on re-measurement of tax benefit arrangement liability	(1,349)	—
Loss on disposal of property and equipment	903	—
Loss on reacquired franchise rights	—	110
Equity-based compensation expense	2,847	4,793
Other	397	(51)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	380	(781)
Inventory	(544)	(1,580)
Other assets and other current assets	(6,313)	4,431
Restricted assets - national advertising fund	(12,268)	(9,918)
Accounts payable and accrued expenses	(3,302)	(13,427)
Other liabilities and other current liabilities	(699)	8,312
Income taxes	(2,632)	1,368
Payments pursuant to tax benefit arrangements	(28,786)	(21,780)
Equipment deposits	632	3,654
Deferred revenue	18,653	17,313
Leases	4,838	345
Net cash provided by operating activities	167,948	157,330
Cash flows from investing activities:
Additions to property and equipment	(64,345)	(45,143)
Acquisition of franchisees, net of cash acquired	—	(26,264)
Purchases of marketable securities	(73,930)	(119,614)
Maturities of marketable securities	47,839	—
Other investments	—	(10,000)
Net cash used in investing activities	(90,436)	(201,021)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of Class A common stock	9,808	8,372
Principal payments on capital lease obligations	(72)	(107)
Repayment of long-term debt	(599,437)	(10,375)
Payment of deferred financing and other debt-related costs	(12,055)	—
Repurchase and retirement of Class A common stock	(300,205)	(125,030)
Distributions paid to members of Pla-Fit Holdings	(1,732)	(3,736)
Net cash used in financing activities	(103,693)	(130,876)
Effects of exchange rate changes on cash and cash equivalents	(1,179)	728
Net decrease in cash, cash equivalents and restricted cash	(27,360)	(173,839)
Cash, cash equivalents and restricted cash, beginning of period	322,121	472,499
Cash, cash equivalents and restricted cash, end of period	$294,761	$298,660
Supplemental cash flow information:
Cash paid for interest	$40,814	$40,693
Net cash paid for income taxes	$9,168	$2,763
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$18,645	$15,058
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)
Net income	—	—	—	—	—	—	82,949	1,336	84,285
Equity-based compensation expense	—	—	—	—	—	2,847	—	—	2,847
Repurchase and retirement of Class A common stock	(3,404)	—	—	—	—	2,363	(302,114)	(2,363)	(302,114)
Exchanges of Class B common stock and other adjustments	747	—	(747)	—	—	(2,925)	—	2,925	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	393	—	—	—	—	9,540	—	—	9,540
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	5,893	—	—	5,893
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,732)	(1,732)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive loss	—	—	—	—	(1,268)	—	—	—	(1,268)
Balance at June 30, 2024	84,496	$9	650	$—	$(1,096)	$594,049	$(910,626)	$(2,166)	$(319,830)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	63,839	5,109	68,948
Equity-based compensation expense	—	—	—	—	—	4,793	—	—	4,793
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,078)	(3,117)	(126,078)
Exchanges of Class B common stock and other adjustments	1,995	1	(1,995)	(1)	—	(4,666)	—	4,666	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	254	—	—	—	—	8,020	—	—	8,020
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	47,762	—	—	47,762
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	141	(3,976)	(3,835)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,736)	(3,736)
Other comprehensive income	—	—	—	—	115	—	—	—	115
Balance at June 30, 2023	83,980	$9	4,151	$—	$(333)	$564,170	$(765,815)	$(13,992)	$(215,961)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2024	86,832	$9	1,071	$—	$(435)	$581,332	$(677,321)	$(2,816)	$(99,231)
Net income	—	—	—	—	—	—	48,640	672	49,312
Equity-based compensation expense	—	—	—	—	—	1,872	—	—	1,872
Repurchase and retirement of Class A common stock	(3,090)	—	—	—	—	1,589	(281,945)	(1,589)	(281,945)
Exchanges of Class B common stock and other adjustments	421	—	(421)	—	—	(2,071)	—	2,071	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	333	—	—	—	—	9,159	—	—	9,159
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,468	—	—	1,468
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,514)	(1,514)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive loss	—	—	—	—	(661)	—	—	—	(661)
Balance at June 30, 2024	84,496	$9	650	$—	$(1,096)	$594,049	$(910,626)	$(2,166)	$(319,830)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2023	85,230	$9	4,245	$—	$(367)	$555,267	$(706,017)	$(7,471)	$(158,579)
Net income	—	—	—	—	—	—	41,135	3,045	44,180
Equity-based compensation expense	—	—	—	—	—	2,744	—	—	2,744
Repurchase and retirement of Class A common stock	(1,381)	—	—	—	—	3,117	(101,074)	(3,117)	(101,074)
Exchanges of Class B common stock and other adjustments	94	—	(94)	—	—	(313)	—	313	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	37	—	—	—	—	1,496	—	—	1,496
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,859	—	—	1,859
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(156)	(156)
Deconsolidation of VIEs	—	—	—	—	—	—	141	(3,976)	(3,835)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(2,630)	(2,630)
Other comprehensive income	—	—	—	—	34	—	—	—	34
Balance at June 30, 2023	83,980	$9	4,151	$—	$(333)	$564,170	$(765,815)	$(13,992)	$(215,961)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 19.7 million members and 2,617 owned and franchised locations (referred to as stores) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia as of June 30, 2024.
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
As of June 30, 2024, the Company held 100.0% of the voting interest and approximately 99.2% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.8% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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
The carrying value and estimated fair value of long-term debt were as follows:

	June 30, 2024		December 31, 2023
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt(1)	$2,205,000	$2,080,168	$2,004,438	$1,829,286
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under GAAP.
(d) Non-controlling interests
Non-controlling interests represent third-party interests in certain of the Company’s subsidiaries. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each subsidiary or based upon contractual arrangements. If such contractual arrangements are substantive and provide for a disproportionate allocation of economic returns among equity holders, the Company uses the hypothetical liquidation at book value (“HLBV”) method to allocate net income and loss of the subsidiary. The HLBV method is a balance sheet focused approach which measures each party’s capital account at each balance sheet date to determine the amount that the Company would receive if the subsidiary were to hypothetically liquidate its net assets at their carrying values determined in accordance with GAAP and distribute such hypothetical proceeds based on the liquidation rights and priorities defined in the contractual arrangement. Under the HLBV method, net income and losses of the subsidiary are attributed based on the change in each party’s capital account between the beginning and the end of the reporting period, after adjusting for capital contributions and distributions. The proportion of net income and losses attributed to non-controlling interests under the HLBV method is subject to change as the net assets in the subsidiary change.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(e) Recent accounting pronouncements
The FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, in November 2023. The standard expands reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption on our financial disclosures.
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
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of June 30, 2024, the marketable securities had maturity dates that range from less than 1 month to approximately 23 months. Realized gains and losses were insignificant for the three and six months ended June 30, 2024 and 2023.

	Amortized Cost	Unrealized (Losses) Gains, Net	Fair Value(1)	Level 1	Level 2
June 30, 2024
Cash equivalents
Money market funds	$686	$—	$686	$686	$—
Commercial paper	8,930	(5)	8,925	—	8,925
Total cash equivalents	9,616	(5)	9,611	686	8,925
Short-term marketable securities
Commercial paper	42,885	(32)	42,853	—	42,853
Corporate debt securities	54,014	(98)	53,916	—	53,916
U.S. government agency securities	6,429	(1)	6,428	—	6,428
Total short-term marketable securities	103,328	(131)	103,197	—	103,197
Long-term marketable securities
Corporate debt securities	46,317	(80)	46,237	—	46,237
U.S. government agency securities	3,500	(19)	3,481	—	3,481
Total long-term marketable securities	49,817	(99)	49,718	—	49,718
Total marketable securities	$162,761	$(235)	$162,526	$686	$161,840

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
December 31, 2023
Cash equivalents
Money market funds	$761	$—	$761	$761	$—
U.S. treasury securities	2,997	1	2,998	—	2,998
Total cash equivalents	3,758	1	3,759	761	2,998
Short-term marketable securities
Commercial paper	37,063	24	37,087	—	37,087
Corporate debt securities	34,632	(38)	34,594	—	34,594
U.S. government agency securities	3,210	10	3,220	—	3,220
Total short-term marketable securities	74,905	(4)	74,901	—	74,901
Long-term marketable securities
Corporate debt securities	47,388	328	47,716	—	47,716
U.S. government agency securities	3,151	19	3,170	—	3,170
Total long-term marketable securities	50,539	347	50,886	—	50,886
Total marketable securities	$129,202	$344	$129,546	$761	$128,785
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities before maturity and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of June 30, 2024.
Held-to-maturity debt security
As of June 30, 2024, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilized probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to calculate the allowance for expected credit losses. The Company derived its estimates using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $82 and a gain on the reversal of credit loss allowance of $160 during the three months ended June 30, 2024 and 2023, respectively, and a credit loss expense of $557 and $95 during the six months ended June 30, 2024 and 2023, respectively, on the adjustment of its allowance for credit losses within other income, net on the condensed consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investment was $31,408 and $30,343 and the allowance for expected credit losses was $18,246 and $17,689, as of June 30, 2024 and December 31, 2023, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $537 and $496 during the three months ended June 30, 2024 and 2023, respectively, and $1,065 and $979 during the six months ended June 30, 2024 and 2023, respectively, within other income, net on the condensed consolidated statements of operations.
As of June 30, 2024, the Company’s held-to-maturity investment had a contractual maturity in 2026.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning allowance for expected credit losses	$18,164	$15,212	$17,689	$14,957
Loss (gain) on adjustment of allowance for expected credit losses	82	(160)	557	95
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$18,246	$15,052	$18,246	$15,052
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with an adjustment to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of June 30, 2024, the Company determined that no impairment of its equity method investments existed.
As of June 30, 2024 and December 31, 2023, the Company held a 21.8% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and store operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,754 and $13,220, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $6,022 and $6,812 as of June 30, 2024 and December 31, 2023, respectively. These basis differences are primarily attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $158 and $73 for the three months ended June 30, 2024 and 2023, respectively, and a loss of $466 and $338 for the six months ended June 30, 2024 and 2023, respectively, which included the amortization of basis differences of $66, $65, $132 and $130, respectively.
As of June 30, 2024 and December 31, 2023, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and store operator in Mexico, which is deemed to be a related party and classified as an equity method investment as a result of its organizational structure, for a total investment carrying value of $49,683 and $51,633, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $16,249 and $17,458 as of June 30, 2024 and December 31, 2023, respectively. This basis difference is primarily attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $1,058 and $1,950 for the three and six months ended June 30, 2024, respectively, which included the amortization of basis differences of $174 and $337, respectively. The Company’s proportionate share of the earnings for the three and six months ended June 30, 2023 were not material.
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
(5) Goodwill and intangible assets
Goodwill and related changes in its carrying amount were as follows:

Amount
Goodwill at December 31, 2023	$717,502
Acquisition	1,572
Foreign currency translation	(11)
Goodwill at June 30, 2024	$719,063
The Company completed an immaterial acquisition of an operating entity in Spain during the first quarter of fiscal 2024, which resulted in the addition of $1,572 in the carrying value of goodwill. During the three months ended June 30, 2024, the Company issued stock of the subsidiary holding the operating entity in Spain to a third-party investor which resulted in the creation of a non-controlling interest of such subsidiary holding company and the subsidiary operating entity. The Company intends to operate corporate-owned stores through this entity.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
A summary of intangible assets is as follows:

	June 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(177,020)	$22,023	$199,043	$(169,155)	$29,888
Reacquired franchise rights	274,708	(96,338)	178,370	274,708	(78,689)	196,019
Total finite-lived intangible assets	473,751	(273,358)	200,393	473,751	(247,844)	225,907
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(273,358)	$346,993	$620,351	$(247,844)	$372,507
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $12,768 and $12,965 for the three months ended June 30, 2024 and 2023, respectively, and $25,536 and $25,552 for the six months ended June 30, 2024 and 2023, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of June 30, 2024 is as follows:

Amount
Remainder of 2024	$23,675
2025	36,713
2026	32,079
2027	27,956
2028	27,300
Thereafter	52,670
Total	$200,393
(6) Long-term debt
Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
2018-1 Class A-2-II notes	$—	$592,187
2019-1 Class A-2 notes	525,250	528,000
2022-1 Class A-2-I notes	415,438	417,563
2022-1 Class A-2-II notes	464,312	466,688
2024-1 Class A-2-I notes	425,000	—
2024-1 Class A-2-II notes	375,000	—
Total debt, excluding deferred financing costs	2,205,000	2,004,438
Deferred financing costs, net of accumulated amortization	(27,949)	(20,814)
Total debt, net	2,177,051	1,983,624
Current portion of long-term debt	20,500	20,750
Long-term debt, net of current portion	$2,156,551	$1,962,874

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Future principal payments of long-term debt as of June 30, 2024 are as follows:

Amount
Remainder of 2024	$9,250
2025	22,500
2026	427,313
2027	18,250
2028	18,250
Thereafter	1,709,437
Total	$2,205,000
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625,000. In connection with the issuance of the 2018 Notes, the Master Issuer also entered into a revolving financing facility that allows for the incurrence of up to $75,000 in revolving loans and/or certain letters of credit (the “Letters of Credit”) under the Master Issuer’s Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes”). The Company fully drew down on the 2018 Variable Funding Notes on March 20, 2020. On December 3, 2019, the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) with an initial principal amount of $550,000. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “2019 Indenture”). On February 10, 2022, the Company completed a prepayment in full of its 2018 Class A-2-I Notes and an issuance of Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I with an initial principal amount of $425,000 and Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $475,000 (the “2022 Notes”), and also entered into a new revolving financing facility that allows for the issuance of up to $75,000 in Variable Funding Notes (“2022 Variable Funding Notes”) and certain Letters of Credit (the issuance of such notes, the “Series 2022-I Issuance”). The 2022 Notes were issued under the 2018 Indenture and a related supplemental indenture dated February 10, 2022 (together, the “2022 Indenture”). On June 12, 2024, the Company completed a prepayment in full of its 2018 Class A-2-II Notes and an issuance of Series 2024-1 5.765% Fixed Rate Senior Secured Notes, Class A-2-I with an initial principal amount of $425,000 and Series 2024-1 6.237% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $375,000 (the “2024 Notes” and, together with the 2018 Notes, 2019 Notes and 2022 Notes, the “Notes”). The 2024 Notes were issued under the 2018 Indenture and a related supplemental indenture dated June 12, 2024 (together, with the 2019 Indenture and 2022 Indenture, the “Indenture”). Together, the Notes and the 2022 Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
The Notes were issued in securitization transactions pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned store assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the outstanding Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
Interest and principal payments on the outstanding Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in or prior to December 2029 (the “2019 Notes Anticipated Repayment Date”). The legal final maturity date of the 2022 Notes is in February 2052, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2022 Class A-2-I Notes will be repaid in or prior to December 2026 and the 2022 Class A-2-II Notes will be repaid in or prior to December 2031 (together, the “2022 Notes Anticipated Repayment Dates”). The legal final maturity date of the 2024 Notes is in June 2054, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2024 Class A-2-I Notes will be repaid in or prior to June 2029 and the 2024 Class A-2-II Notes will be repaid in or prior to June 2034 (together, the “2024 Notes Anticipated Repayment Dates” and together with the 2019 Notes Anticipated Repayment Date and the 2022 Notes Anticipated Repayment Dates, the “Anticipated Repayment

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Dates”). If the Master Issuer has not repaid or refinanced the outstanding Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
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
In connection with the issuance of the 2019 Notes, 2022 Notes and 2024 Notes, the Company incurred debt issuance costs of $10,577, $16,193 and $12,055, respectively. The debt issuance costs are being amortized to interest expense through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-II Notes prior to the Anticipated Repayment Date, the Company recorded a loss on early extinguishment of debt of $2,285 within interest expense on the condensed consolidated statements of operations, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-II Notes.
The outstanding Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50,000 (provided that the Company may incur non-securitized indebtedness in excess of such amount, subject to the leverage ratio cap described below, under certain conditions, including if the relevant lenders execute a non-disturbance agreement that acknowledges the bankruptcy-remote status of the Master Issuer and its subsidiaries and of their respective assets), (v) a leverage ratio cap incurrence test on the Company of 7.0x (calculated without regard for any indebtedness subject to the $50,000 cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
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
The outstanding Securitized Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, certain manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled Anticipated Repayment Dates. The outstanding Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of June 30, 2024, the Company had restricted cash held by the Trustee of $47,800.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(7) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Operating	Right of use asset, net	$393,564	$381,010
Finance	Property and equipment, net	111	179
Total lease assets		$393,675	$381,189

Liabilities
Current:
Operating	Other current liabilities	$31,422	$33,849
Finance	Other current liabilities	89	125
Noncurrent:
Operating	Lease liabilities, net of current portion	401,405	381,589
Finance	Other liabilities	28	63
Total lease liabilities		$432,944	$415,626

Weighted-average remaining lease term - operating leases		7.9 years	8.0 years
Weighted-average discount rate - operating leases		5.5%	5.4%
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$18,006	$15,475	$35,520	$30,462
Variable lease cost	6,472	5,578	12,635	11,245
Total lease cost	$24,478	$21,053	$48,155	$41,707
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for lease liabilities	$15,228	$14,657	$30,570	$28,030
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding acquisitions	$20,073	$19,065	$36,659	$23,874
Operating lease ROU assets obtained in exchange for operating lease liabilities through acquisitions	$—	$4,204	$—	$4,204

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Maturities of lease liabilities as of June 30, 2024 were as follows:

Amount
Remainder of 2024	$22,198
2025	69,469
2026	76,558
2027	74,752
2028	69,822
Thereafter	233,335
Total lease payments	$546,134
Less: imputed interest	(113,190)
Present value of lease liabilities	$432,944
As of June 30, 2024, future operating lease payments exclude approximately $28,899 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2023 and June 30, 2024:

Amount
Balance at December 31, 2023	$91,638
Revenue recognized that was included in the contract liability at the beginning of the year	(47,422)
Increase, excluding amounts recognized as revenue during the period	65,950
Balance at June 30, 2024	$110,166
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2024. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2024	$62,453
2025	16,229
2026	3,997
2027	3,544
2028	3,245
Thereafter	20,698
Total	$110,166
Equipment deposits received in advance of delivery as of June 30, 2024 were $5,138 and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(9) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchise revenue - former interim CEO	$1,052	$953	$2,332	$1,959
Franchise revenue - other	785	274	1,669	515
Equipment revenue - former interim CEO	87	1,006	1,099	1,011
Equipment revenue - other	1,354	—	4,344	—
Total revenue from related parties	$3,278	$2,233	$9,444	$3,485
The Company had $371 and $2,916 of accounts receivable attributable to a related party as of June 30, 2024 and December 31, 2023, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $658 and $719 as of June 30, 2024 and December 31, 2023, respectively, of which $138 and $142 is from a franchisee in which the Company’s former interim CEO has a financial interest.
As of June 30, 2024 and December 31, 2023, the Company had $83,583 and $98,494, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 12 for further discussion of these arrangements.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1,337 and $869 for the three months ended June 30, 2024 and 2023, respectively, and $2,798 and $1,786 for the six months ended June 30, 2024 and 2023, respectively.
The Company incurred approximately $183 and $364 for the three and six months ended June 30, 2023 for corporate travel to a third-party company which is affiliated with our former CEO, which is included within selling, general and administrative expense on the condensed consolidated statements of operations.
A member of the Company’s board of directors, who is also the Company’s former interim CEO and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness stores to which the Company made payments of approximately $106 and $78 for the three months ended June 30, 2024 and 2023, respectively, and $171 and $169 for the six months ended June 30, 2024 and 2023, respectively.
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
During the three and six months ended June 30, 2024, certain existing holders of Holdings Units exercised their exchange rights and exchanged 420,563 and 746,636 Holdings Units for 420,563 and 746,636 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 420,563 and 746,636 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 420,563 and 746,636 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions and the share repurchases discussed below, as of June 30, 2024:
•Holders of Class A common stock owned 84,495,649 shares of Class A common stock, representing 99.2% of the voting power in the Company and, through the Company, 84,495,649 Holdings Units representing 99.2% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
•the Continuing LLC Owners collectively owned 650,531 Holdings Units, representing 0.8% of the economic interest in Pla-Fit Holdings, and 650,531 shares of Class B common stock, representing 0.8% of the voting power in the Company.
Share repurchase program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program.
On June 12, 2024, the Company entered into a $280,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on June 14, 2024, the Company paid the Bank $280,000 in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $224,000, representing 80% of the total ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. The remaining 20% of the total ASR Agreement value has been evaluated as an unsettled forward contract indexed to our Class A common stock, with $56,000 classified as an increase to accumulated deficit. At final settlement, the Bank may be required to deliver additional shares of our Class A common stock to the Company, which will be retired upon delivery, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to the Bank. The final number of shares to be repurchased will be determined based on the volume-weighted average stock price of our Class A common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the ASR Agreement will be completed during the third quarter of 2024. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another.
Additionally, prior to the ASR Agreement, during the six months ended June 30, 2024, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20,005. A share repurchase excise tax of $1,908 was recorded in connection with the Company’s share repurchases during the six months ended June 30, 2024. As of June 30, 2024, there is $74,965 remaining under the 2022 share repurchase program.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500,000, contingent upon, and effective at, the completion of the ASR Agreement, to replace the 2022 share repurchase program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of June 30, 2024 and December 31, 2023.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$49,312	$44,180	$84,285	$68,948
Less: net income attributable to non-controlling interests	672	3,045	1,336	5,109
Net income attributable to Planet Fitness, Inc.	$48,640	$41,135	$82,949	$63,839
Denominator
Weighted-average shares of Class A common stock outstanding - basic	86,808,695	84,618,363	86,859,039	84,531,664
Effect of dilutive securities:
Stock options	85,161	241,418	153,646	256,290
Restricted stock units	31,508	39,694	44,012	52,568
Performance stock units	29,815	8,542	26,585	9,732
Weighted-average shares of Class A common stock outstanding - diluted	86,955,179	84,908,017	87,083,282	84,850,254
Earnings per share of Class A common stock - basic	$0.56	$0.49	$0.95	$0.76
Earnings per share of Class A common stock - diluted	$0.56	$0.48	$0.95	$0.75
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class B common stock	729,693	4,183,672	953,130	4,593,284
Stock options	—	219,056	562	218,034
Restricted stock units	1,811	6,852	1,120	3,393
Performance stock units	592	1,344	1,165	84
Total	732,096	4,410,924	955,977	4,814,795
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 27.3% and 26.3% for the three months ended June 30, 2024 and 2023, respectively, and 27.8% and 26.8% for the six months ended June 30, 2024 and 2023, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, partially offset by income attributable to non-controlling interests. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $489,313 and $502,544 as of June 30, 2024 and December 31, 2023, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of June 30, 2024 and December 31, 2023, the total liability related to uncertain tax positions was $201 and $273, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2024 and 2023 were not material.

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
In connection with the exchanges that occurred during the three and six months ended June 30, 2024 and 2023, 420,563, 94,400, 746,636 and 1,994,709 Holding Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in the Company’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holding Units, the Company recorded a decrease of $483, $50, $883 and $2,654 to net deferred tax assets, during the three and six months ended June 30, 2024 and 2023, respectively. As a result of these exchanges and other activity, the Company recognized deferred tax assets in the amount of $7,021, $1,898, $14,541 and $52,721, during the three and six months ended June 30, 2024 and 2023, respectively, and corresponding tax benefit arrangement liabilities of $5,070, $0, $7,765 and $2,315 during the three and six months ended June 30, 2024 and 2023, respectively, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
The Company had a liability of $473,288 and $495,662 as of June 30, 2024 and December 31, 2023, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

Amount
Remainder of 2024	$13,345
2025	51,194
2026	53,458
2027	46,829
2028	42,274
Thereafter	266,188
Total	$473,288
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that required the Company to acquire their franchisee-owned stores in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement and a release of all claims by all parties. In connection with the settlement agreement, the Company recorded an update to its estimated liability for the legal settlement of $2,950 and $6,250, inclusive of legal fees paid, within other losses, net on the condensed consolidated statement of operations during the three and six months ended June 30, 2023. On October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31,619, which included the acquisition by the Company of five stores in Mexico and the settlement of all claims.

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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia. The Company records all revenues and expenses of the NAF within the franchise segment. The Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the United States, Canada and Spain. The Equipment segment includes the sale of equipment to franchisee-owned stores.
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
The tables below summarize the financial information for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Franchise segment revenue - U.S.	$104,541	$96,337	$205,069	$186,627
Franchise segment revenue - International	3,249	2,505	6,741	4,899
Franchise segment total	107,790	98,842	211,810	191,526
Corporate-owned stores segment - U.S.	124,187	112,618	245,345	217,425
Corporate-owned stores segment - International	1,279	1,141	2,499	2,215
Corporate-owned stores segment total	125,466	113,759	247,844	219,640
Equipment segment - U.S.	66,326	72,626	82,743	95,730
Equipment segment - International	1,359	1,236	6,561	1,793
Equipment segment total	67,685	73,862	89,304	97,523
Total revenue	$300,941	$286,463	$548,958	$508,689
Franchise revenue includes revenue generated from placement services of $5,416 and $6,263 for the three months ended June 30, 2024 and 2023, respectively, and $7,252 and $7,876 for the six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment EBITDA
Franchise	$77,409	$66,101	$153,720	$130,835
Corporate-owned stores	49,296	48,705	91,400	82,235
Equipment	18,575	17,129	23,335	22,700
Corporate and other(1)	(18,257)	(17,869)	(36,783)	(33,691)
Total Segment EBITDA	$127,023	$114,066	$231,672	$202,079
(1) Corporate and other primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table reconciles total Segment EBITDA to income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Segment EBITDA	$127,023	$114,066	$231,672	$202,079
Less:
Depreciation and amortization	39,817	36,767	79,197	72,777
Other income, net	1,043	370	1,690	483
Losses from equity-method investments, net of tax	(1,216)	(73)	(2,416)	(338)
Income from operations	87,379	77,002	153,201	129,157
Interest income	5,616	4,163	11,077	8,094
Interest expense	(24,533)	(21,468)	(45,966)	(43,067)
Other income, net	1,043	370	1,690	483
Income before income taxes	$69,505	$60,067	$120,002	$94,667
The following table summarizes the Company’s assets by reportable segment:

	June 30, 2024	December 31, 2023
Franchise	$179,268	$169,836
Corporate-owned stores	1,659,463	1,637,146
Equipment	185,543	176,249
Unallocated	949,766	986,462
Total consolidated assets	$2,974,040	$2,969,693
The table above includes $8,068 and $3,609 of long-lived assets located in the Company’s international corporate-owned stores as of June 30, 2024 and December 31, 2023, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	June 30, 2024	December 31, 2023
Franchise	$16,938	$16,938
Corporate-owned stores	609,459	607,898
Equipment	92,666	92,666
Consolidated goodwill	$719,063	$717,502

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(15) Corporate-owned and franchisee-owned stores
The following table shows changes in corporate-owned and franchisee-owned stores:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchisee-owned stores:
Stores operated at beginning of period	2,341	2,211	2,319	2,176
New stores opened	17	23	40	58
Stores debranded, sold, closed or consolidated(1)	—	(4)	(1)	(4)
Stores operated at end of period	2,358	2,230	2,358	2,230
Corporate-owned stores:
Stores operated at beginning of period	258	235	256	234
New stores opened	1	3	3	4
Stores acquired from franchisees	—	4	—	4
Stores operated at end of period	259	242	259	242
Total stores:
Stores operated at beginning of period	2,599	2,446	2,575	2,410
New stores opened	18	26	43	62
Stores debranded, sold, closed or consolidated(1)	—	—	(1)	—
Stores operated at end of period	2,617	2,472	2,617	2,472
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean stores are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience as low as $15 per month to new members for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of June 30, 2024, we had approximately 19.7 million members and 2,617 stores in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia. Of our 2,617 stores, 2,358 are franchised and 259 are corporate-owned.
As of June 30, 2024, we had contractual commitments to open approximately 1,000 new stores.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned stores and Equipment. Our Franchise segment includes operations related to our franchising business in the U.S., Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAF. Our Corporate-owned stores segment includes operations with respect to all corporate-owned stores throughout the U.S., Canada and Spain. The Equipment segment includes the sale of equipment to franchisee-owned stores in the U.S., Canada, and Mexico. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The following tables summarize the financial information for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue
Franchise segment	$107,790	$98,842	$211,810	$191,526
Corporate-owned stores segment	125,466	113,759	247,844	219,640
Equipment segment	67,685	73,862	89,304	97,523
Total revenue	$300,941	$286,463	$548,958	$508,689
Segment EBITDA
Franchise segment	$77,409	$66,101	$153,720	$130,835
Corporate-owned stores segment	49,296	48,705	91,400	82,235
Equipment segment	18,575	17,129	23,335	22,700
Corporate and other(1)	(18,257)	(17,869)	(36,783)	(33,691)
Total Segment EBITDA(2)	$127,023	$114,066	$231,672	$202,079
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

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned stores	Equipment	Corporate and other	Total
Three Months Ended June 30, 2024
Income (loss) from operations	$75,891	$17,771	$17,316	$(23,599)	$87,379
Depreciation and amortization	1,845	31,457	1,259	5,256	39,817
Other (expense) income	(327)	68	—	1,302	1,043
Losses from equity-method investments, net of tax	—	—	—	(1,216)	(1,216)
Segment EBITDA(1)	$77,409	$49,296	$18,575	$(18,257)	$127,023
Three Months Ended June 30, 2023
Income (loss) from operations	$64,165	$19,609	$15,866	$(22,638)	$77,002
Depreciation and amortization	1,845	29,100	1,263	4,559	36,767
Other income (expense)	91	(4)	—	283	370
Losses from equity-method investments, net of tax	—	—	—	(73)	(73)
Segment EBITDA(1)	$66,101	$48,705	$17,129	$(17,869)	$114,066
Six Months Ended June 30, 2024
Income (loss) from operations	$150,524	$28,647	$20,822	$(46,792)	$153,201
Depreciation and amortization	3,689	62,513	2,519	10,476	79,197
Other (expense) income	(493)	240	(6)	1,949	1,690
Losses from equity-method investments, net of tax	—	—	—	(2,416)	(2,416)
Segment EBITDA(1)	$153,720	$91,400	$23,335	$(36,783)	$231,672
Six Months Ended June 30, 2023
Income (loss) from operations	$127,183	$24,595	$20,172	$(42,793)	$129,157
Depreciation and amortization	3,690	57,696	2,526	8,865	72,777
Other (expense) income	(38)	(56)	2	575	483
Losses from equity-method investments, net of tax	—	—	—	(338)	(338)
Segment EBITDA(1)	$130,835	$82,235	$22,700	$(33,691)	$202,079
(1) Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees billed to members (which we refer to as system-wide sales), the number of new store openings, same store sales for both corporate-owned and franchisee-owned stores, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchisee-owned stores:
Stores operated at beginning of period	2,341	2,211	2,319	2,176
New stores opened	17	23	40	58
Stores debranded, sold, closed or consolidated(1)	—	(4)	(1)	(4)
Stores operated at end of period	2,358	2,230	2,358	2,230
Corporate-owned stores:
Stores operated at beginning of period	258	235	256	234
New stores opened	1	3	3	4
Stores acquired from franchisees	—	4	—	4
Stores operated at end of period	259	242	259	242
Total stores:
Stores operated at beginning of period	2,599	2,446	2,575	2,410
New stores opened	18	26	43	62
Stores debranded, sold, closed or consolidated(1)	—	—	(1)	—
Stores operated at end of period	2,617	2,472	2,617	2,472
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Same store sales growth:
Franchisee-owned stores	4.3%	8.6%	5.3%	9.1%
Corporate-owned stores	4.0%	10.2%	5.1%	11.0%
System-wide stores	4.2%	8.7%	5.2%	9.3%
Number of stores in same store sales base:
Franchisee-owned stores	2,218	2,094	2,218	2,094
Corporate-owned stores	242	227	242	227
System-wide stores	2,465	2,331	2,465	2,331
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned stores from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our store performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by our corporate-owned stores. While we do not record sales by franchisees as revenue, and such sales are not included in our condensed consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. Provided our stores are open, we bill monthly dues on or around the 17th of every month and bill annual fees once per year from each member based upon when the member signed their membership agreement. System-wide sales were $1.2 billion and $1.1 billion during the three months ended June 30, 2024 and 2023, respectively, and $2.5 billion and $2.3 billion for the six months ended June 30, 2024 and 2023, respectively.
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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$49,312	$44,180	$84,285	$68,948
Interest income	(5,616)	(4,163)	(11,077)	(8,094)
Interest expense	24,533	21,468	45,966	43,067
Provision for income taxes	18,977	15,814	33,301	25,381
Depreciation and amortization	39,817	36,767	79,197	72,777
EBITDA	127,023	114,066	231,672	202,079
Purchase accounting adjustments-revenue(1)	42	247	62	333
Purchase accounting adjustments-rent(2)	171	184	342	288
Loss on reacquired franchise rights(3)	—	110	—	110
Transaction fees and acquisition-related costs(4)	—	—	—	394
Severance costs(5)	—	1,220	1,602	1,220
Executive transition costs(6)	1,348	—	1,631	—
Legal matters(7)	—	2,950	—	6,250
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment(8)	82	(160)	557	95
Dividend income on held-to-maturity investment(9)	(537)	(496)	(1,065)	(979)
Tax benefit arrangement remeasurement(10)	(987)	—	(1,349)	—
Amortization of basis difference of equity-method investments(11)	240	—	469	—
Other(12)	121	818	(107)	(640)
Adjusted EBITDA	$127,503	$118,939	$233,814	$209,150
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
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. The rent related purchase accounting adjustments are adjustments to rent expense recorded in store operations on our condensed consolidated statements of operations, which reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred as well as the amortization of favorable and unfavorable lease intangible assets.
(3) Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other (gains) losses, net on our condensed consolidated statement of operations.
(4) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(5) Represents severance related expenses recorded in connection with a reduction in force during the six months ended June 30, 2024 and the elimination of the President and Chief Operating Officer position during the three and six months ended June 30, 2023.
(6) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for and stock based compensation associated with certain equity awards granted to the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(7) Represents costs associated with legal matters in which the Company was a defendant. In 2023, this represents an increase in the legal reserve related to preliminary terms of a settlement agreement (the “Preliminary Settlement Agreement”). The legal reserve liability was subsequently paid in 2023.
(8) Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(9) Represents dividend income recognized on a held-to-maturity investment.
(10) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.

(11) Represents the amortization expense of the Company’s pro-rata portion of the basis difference in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(12) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$49,312	$44,180	$84,285	$68,948
Provision for income taxes	18,977	15,814	33,301	25,381
Purchase accounting adjustments-revenue(1)	42	247	62	333
Purchase accounting adjustments-rent(2)	171	184	342	288
Loss on reacquired franchise rights(3)	—	110	—	110
Transaction fees and acquisition-related costs(4)	—	—	—	394
Severance costs(5)	—	1,220	1,602	1,220
Executive transition costs(6)	1,348	—	1,631	—
Legal matters(7)	—	2,950	—	6,250
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment(8)	82	(160)	557	95
Dividend income on held-to-maturity investment(9)	(537)	(496)	(1,065)	(979)
Tax benefit arrangement remeasurement(10)	(987)	—	(1,349)	—
Amortization of basis difference of equity-method investments(11)	240	—	469	—
Loss on extinguishment of debt(12)	2,285	—	2,285	—
Other(13)	121	818	(107)	(640)
Purchase accounting amortization(14)	12,758	12,954	25,515	25,531
Adjusted income before income taxes	83,812	77,821	147,528	126,931
Adjusted income taxes(15)	21,645	20,156	38,101	32,875
Adjusted net income	$62,167	$57,665	$109,427	$94,056
Adjusted net income per share, diluted	$0.71	$0.65	$1.24	$1.05
Adjusted weighted-average shares outstanding, diluted(16)	87,685	89,092	88,036	89,444
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
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. The rent related purchase accounting adjustments are adjustments to rent expense recorded in store operations on our condensed consolidated statements of operations, which reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred as well as the amortization of favorable and unfavorable lease intangible assets.
(3) Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned stores. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other (gains) losses, net on our condensed consolidated statement of operations.
(4) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned stores.
(5) Represents severance related expenses recorded in connection with a reduction in force during the six months ended June 30, 2024 and the elimination of the President and Chief Operating Officer position during the three and six months ended June 30, 2023.
(6) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for and stock based compensation associated with certain equity awards granted to the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(7) Represents costs associated with legal matters in which the Company was a defendant. In 2023, this represents an increase in the legal reserve, net of legal fees paid, related to the Preliminary Settlement Agreement. The legal reserve liability was subsequently paid in 2023.
(8) Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(9) Represents dividend income recognized on a held-to-maturity investment.
(10) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11) Represents the amortization expense of the Company’s pro-rata portion of the basis difference in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(12) Represents the write-off of deferred financing costs associated with the repayment of the 2018-1 Class A-2-II notes prior to the anticipated repayment date.
(13) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(14) Includes $3.1 million for both the three months ended June 30, 2024 and 2023 and $6.2 million for both the six months ended June 30, 2024 and 2023 of amortization of intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases, and $9.7 million and $9.9 million for the three months ended June 30, 2024 and 2023, respectively, and $19.3 million for both the six months ended June 30, 2024 and 2023, of amortization of intangible assets created in connection with historical acquisitions of franchisee-owned stores. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(15) Represents corporate income taxes at an assumed effective tax rate of 25.8% for both the three and six months ended June 30, 2024 and 25.9% for both the three and six months ended June 30, 2023 applied to adjusted income before income taxes.
(16) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$48,640	86,955	$0.56	$41,135	84,908	$0.48
Net income attributable to non-controlling interests(2)	672	730		3,045	4,184
Net income	49,312			44,180
Adjustments to arrive at adjusted income before income taxes(3)	34,500			33,641
Adjusted income before income taxes	83,812			77,821
Adjusted income taxes(4)	21,645			20,156
Adjusted net income	$62,167	87,685	$0.71	$57,665	89,092	$0.65

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$82,949	87,083	$0.95	$63,839	84,850	$0.75
Net income attributable to non-controlling interests(2)	1,336	953		5,109	4,594
Net income	84,285			68,948
Adjustments to arrive at adjusted income before income taxes(3)	63,243			57,983
Adjusted income before income taxes	147,528			126,931
Adjusted income taxes(4)	38,101			32,875
Adjusted net income	$109,427	88,036	$1.24	$94,056	89,444	$1.05
(1) Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares of Class A common stock outstanding (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
(2) Represents net income attributable to non-controlling interests and the assumed exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc. as of the beginning of the period presented.
(3) Represents the total impact of all adjustments identified in the adjusted net income table above to arrive at adjusted income before income taxes.
(4) Represents corporate income taxes at an assumed effective tax rate of 25.8% for both the three and six months ended June 30, 2024 and 25.9% for both the three and six months ended June 30, 2023 applied to adjusted income before income taxes.

Results of operations
Comparison of the three months ended June 30, 2024 and three months ended June 30, 2023
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	2024		2023
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$87,676	29.1%	$80,846	28.2%
National advertising fund revenue	20,114	6.7%	17,996	6.3%
Franchise segment	107,790	35.8%	98,842	34.5%
Corporate-owned stores	125,466	41.7%	113,759	39.7%
Equipment	67,685	22.5%	73,862	25.8%
Total revenue	300,941	100.0%	286,463	100.0%
Operating costs and expenses:
Cost of revenue	51,934	17.3%	59,457	20.8%
Store operations	70,152	23.3%	58,876	20.6%
Selling, general and administrative	31,613	10.5%	32,646	11.4%
National advertising fund expense	20,112	6.7%	17,890	6.2%
Depreciation and amortization	39,817	13.2%	36,767	12.8%
Other (gains) losses, net	(66)	—%	3,825	1.3%
Total operating costs and expenses	213,562	71.0%	209,461	73.1%
Income from operations	87,379	29.0%	77,002	26.9%
Other income (expense), net:
Interest income	5,616	1.9%	4,163	1.5%
Interest expense	(24,533)	(8.2)%	(21,468)	(7.5)%
Other income, net	1,043	0.3%	370	0.1%
Total other expense, net	(17,874)	(6.0)%	(16,935)	(5.9)%
Income before income taxes	69,505	23.0%	60,067	21.0%
Provision for income taxes	18,977	6.3%	15,814	5.5%
Losses from equity-method investments, net of tax	(1,216)	(0.4)%	(73)	—%
Net income	49,312	16.3%	44,180	15.5%
Less net income attributable to non-controlling interests	672	0.2%	3,045	1.1%
Net income attributable to Planet Fitness, Inc.	$48,640	16.1%	$41,135	14.4%
Revenue
Total revenue was $300.9 million for the three months ended June 30, 2024, compared to $286.5 million for three months ended June 30, 2023, an increase of $14.5 million, or 5.1%.
Franchise segment revenue was $107.8 million for the three months ended June 30, 2024, compared to $98.8 million for three months ended June 30, 2023, an increase of $8.9 million, or 9.1%.
Franchise revenue was $87.7 million for the three months ended June 30, 2024, compared to $80.8 million for the three months ended June 30, 2023, an increase of $6.8 million, or 8.4%. Included in franchise revenue is royalty revenue of $73.1 million, franchise and other fees of $7.9 million, and placement revenue of $5.4 million for the three months ended June 30, 2024, respectively, compared to royalty revenue of $66.8 million, franchise and other fees of $6.9 million, and placement revenue of $6.3 million for the three months ended June 30, 2023, respectively. Of the $6.3 million increase in royalty revenue, $3.1 million was attributable to a franchise same store sales increase of 4.3%, $1.8 million was attributable to new stores opened since April 1, 2023 and $1.3 million was from higher royalties on annual fees.
National advertising fund revenue was $20.1 million for the three months ended June 30, 2024, compared to $18.0 million for the three months ended June 30, 2023, an increase of $2.1 million, or 11.8%. This increase was primarily attributable to $0.9 million from the collection of national advertising fund revenue on annual fees billed to new members and $0.9 million from higher same store sales and new stores opened since April 1, 2023.
Revenue from our corporate-owned stores segment was $125.5 million for the three months ended June 30, 2024, compared to $113.8 million for the three months ended June 30, 2023, an increase of $11.7 million, or 10.3%. This increase was primarily attributable to $6.6 million from the corporate-owned stores included in the same store sales base, of which $1.9 million was attributable to a same store sales increase of 4.0%, $1.9 million was attributable to higher annual fee revenue and $2.9 million was attributable to other fees. Additionally, $5.1 million was from new stores opened and acquired since April 1, 2023.
Equipment segment revenue was $67.7 million for the three months ended June 30, 2024, compared to $73.9 million for the three months ended June 30, 2023, a decrease of $6.2 million, or 8.4%. This decrease was primarily attributable to $4.7 million of lower revenue from equipment sales to new franchisee-owned stores and $1.5 million of lower revenue from equipment sales to existing franchisee-owned stores. In the three months ended June 30, 2024, we had equipment sales to 18 new franchisee-owned stores compared to 26 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $51.9 million for the three months ended June 30, 2024, compared to $59.5 million for the three months ended June 30, 2023, a decrease of $7.5 million, or 12.7%. This decrease was primarily attributable to lower equipment sales to new and existing franchisee-owned stores, as described above.
Store operations
Store operations expense, which relates to our corporate-owned stores segment, was $70.2 million for the three months ended June 30, 2024, compared to $58.9 million for the three months ended June 30, 2023, an increase of $11.3 million, or 19.2%. This increase was primarily attributable to $6.4 million from stores included in our same store sales base as a result of higher marketing, rent, occupancy and payroll expenses and $4.8 million from new stores opened and acquired since April 1, 2023.
Selling, general and administrative
Selling, general and administrative expenses were $31.6 million for the three months ended June 30, 2024, compared to $32.6 million for the three months ended June 30, 2023, a decrease of $1.0 million, or 3.2%. This decrease was primarily attributable to lower marketing expenses and lower payroll expense from a headcount reduction in the prior quarter of the current year period partially offset by higher consulting costs.
National advertising fund expense
National advertising fund expense was $20.1 million for the three months ended June 30, 2024, compared to $17.9 million for the three months ended June 30, 2023, an increase of $2.2 million, or 12.4%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $39.8 million for the three months ended June 30, 2024, compared to $36.8 million for the three months ended June 30, 2023, an increase of $3.1 million, or 8.3%. This increase was primarily attributable to the new stores opened since April 1, 2023.
Other gains (losses), net
Other gains (losses), net was a $0.1 million gain for the three months ended June 30, 2024, compared to a $3.8 million loss for the three months ended June 30, 2023, a decrease in other losses of $3.9 million, or 101.7%. The decrease was primarily the result of a legal reserve recorded in the prior year period.
Interest income
Interest income was $5.6 million for the three months ended June 30, 2024, compared to $4.2 million for the three months ended June 30, 2023, an increase of $1.5 million, or 34.9%. This increase was primarily due to a higher balance of cash and cash equivalents and investments in marketable securities and due to higher interest rates in the current period compared to the same period last year.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $24.5 million for the three months ended June 30, 2024, compared to $21.5 million for the three months ended June 30, 2023, an increase of $3.1 million, or 14.3%. This increase was primarily from the write-off of deferred financing costs associated with the prepayment of the 2018 Notes and higher interest expense related to the issuance of the 2024 Notes in June 2024.

Other income, net
Other income, net was $1.0 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. This increase was primarily attributable to $1.0 million on the remeasurement of our tax benefit arrangements due to changes in our deferred state tax rate.
Provision for income taxes
Income tax expense was $19.0 million for the three months ended June 30, 2024, compared to $15.8 million for the three months ended June 30, 2023, an increase of $3.2 million, or 20.0%. This increase is primarily attributable to our higher income before taxes in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
The Company’s effective tax rate was 27.3% for the three months ended June 30, 2024, compared to 26.3% in the prior year period. The increase in the effective income tax rate was primarily due to non-deductible compensation and remeasurement of deferred tax assets.
Segment results
Franchise
Franchise segment EBITDA was $77.4 million for the three months ended June 30, 2024, compared to $66.1 million for the three months ended June 30, 2023, an increase of $11.3 million, or 17.1%. This increase was primarily due to higher franchise and NAF revenue of $6.8 million and $2.1 million, respectively, as described above, a $3.1 million decrease in other losses, net due to a legal reserve recorded in the prior year period, as described above, and $1.5 million of lower selling, general and administrative expense, partially offset by $2.2 million of higher NAF expense.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $49.3 million for the three months ended June 30, 2024, compared to $48.7 million for the three months ended June 30, 2023, an increase of $0.6 million, or 1.2%. This increase was primarily attributable to $0.8 million from the corporate-owned same store sales increase of 4.0%. Depreciation and amortization increased $2.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was primarily attributable to new stores opened and acquired since April 1, 2023.
Equipment
Equipment segment EBITDA was $18.6 million for the three months ended June 30, 2024, compared to $17.1 million for the three months ended June 30, 2023, an increase of $1.4 million, or 8.4%. This increase was primarily driven by higher margin equipment sales related to an updated equipment mix as a result of the adoption of the new growth model.

Comparison of the six months ended June 30, 2024 and six months ended June 30, 2023
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	2024		2023
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$171,910	31.3%	$156,726	30.8%
National advertising fund revenue	39,900	7.3%	34,800	6.8%
Franchise segment	211,810	38.6%	191,526	37.7%
Corporate-owned stores	247,844	45.1%	219,640	43.2%
Equipment	89,304	16.3%	97,523	19.2%
Total revenue	548,958	100.0%	508,689	100.0%
Operating costs and expenses:
Cost of revenue	70,927	12.9%	78,810	15.5%
Store operations	144,505	26.3%	124,891	24.6%
Selling, general and administrative	60,806	11.1%	60,415	11.9%
National advertising fund expense	39,904	7.3%	34,878	6.9%
Depreciation and amortization	79,197	14.4%	72,777	14.3%
Other losses, net	418	0.1%	7,761	1.5%
Total operating costs and expenses	395,757	72.1%	379,532	74.6%
Income from operations	153,201	27.9%	129,157	25.4%
Other income (expense), net:
Interest income	11,077	2.0%	8,094	1.6%
Interest expense	(45,966)	(8.4)%	(43,067)	(8.5)%
Other income, net	1,690	0.3%	483	0.1%
Total other expense, net	(33,199)	(6.0)%	(34,490)	(6.8)%
Income before income taxes	120,002	21.9%	94,667	18.6%
Provision for income taxes	33,301	6.1%	25,381	5.0%
Losses from equity-method investments, net of tax	(2,416)	(0.4)%	(338)	(0.1)%
Net income	84,285	15.4%	68,948	13.6%
Less net income attributable to non-controlling interests	1,336	0.2%	5,109	1.0%
Net income attributable to Planet Fitness, Inc.	$82,949	15.1%	$63,839	12.5%
Revenue
Total revenue was $549.0 million for the six months ended June 30, 2024, compared to $508.7 million for six months ended June 30, 2023, an increase of $40.3 million, or 7.9%.
Franchise segment revenue was $211.8 million for the six months ended June 30, 2024, compared to $191.5 million for six months ended June 30, 2023, an increase of $20.3 million, or 10.6%.
Franchise revenue was $171.9 million for the six months ended June 30, 2024, compared to $156.7 million for the six months ended June 30, 2023, an increase of $15.2 million, or 9.7%. Included in franchise revenue is royalty revenue of $145.4 million, franchise and other fees of $17.5 million, and placement revenue of $7.3 million for the six months ended June 30, 2024, respectively, compared to royalty revenue of $131.4 million, franchise and other fees of $16.3 million, and placement revenue of $7.9 million for the six months ended June 30, 2023, respectively. Of the $14.0 million increase in royalty revenue, $7.1 million was attributable to a franchise same store sales increase of 5.3%, $3.5 million was from higher royalties on annual fees and $3.4 million was attributable to new stores opened since January 1, 2023.
National advertising fund revenue was $39.9 million for the six months ended June 30, 2024, compared to $34.8 million for the six months ended June 30, 2023, an increase of $5.1 million, or 14.7%. This increase was primarily attributable to $2.4 million from the collection of national advertising fund revenue on annual fees billed to new members and $2.3 million from higher same store sales and new stores opened since January 1, 2023.

Revenue from our corporate-owned stores segment was $247.8 million for the six months ended June 30, 2024, compared to $219.6 million for the six months ended June 30, 2023, an increase of $28.2 million, or 12.8%. This increase was primarily attributable to $17.2 million from the corporate-owned stores in the same store sales base, of which $7.3 million was attributable to a same store sales increase of 5.1%, $4.7 million was attributable to higher annual billings and $5.2 million was attributable to other fees. Additionally, $11.0 million was from new stores opened and acquired since January 1, 2023.
Equipment segment revenue was $89.3 million for the six months ended June 30, 2024, compared to $97.5 million for the six months ended June 30, 2023, a decrease of $8.2 million, or 8.4%. This decrease was primarily attributable to $5.8 million of lower revenue from equipment sales to new franchisee-owned stores and $2.4 million of lower revenue from equipment sales to existing franchisee-owned stores. In the six months ended June 30, 2024, we had equipment sales to 32 new franchisee-owned stores compared to 44 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $70.9 million for the six months ended June 30, 2024, compared to $78.8 million for the six months ended June 30, 2023, a decrease of $7.9 million, or 10.0%. This decrease was primarily attributable to lower equipment sales to new and existing franchisee-owned stores, as described above.
Store operations
Store operations expense, which relates to our corporate-owned stores segment, was $144.5 million for the six months ended June 30, 2024, compared to $124.9 million for the six months ended June 30, 2023, an increase of $19.6 million, or 15.7%. This increase was primarily attributable to $9.0 million from stores included in our same store sales base as a result of higher rent, occupancy, payroll and marketing expenses and $10.6 million from new stores opened and acquired since January 1, 2023.
Selling, general and administrative
Selling, general and administrative expenses were $60.8 million for the six months ended June 30, 2024, compared to $60.4 million for the six months ended June 30, 2023, an increase of $0.4 million, or 0.6%. This increase was primarily attributable to higher consulting costs and higher severance related costs from a headcount reduction in the current year period, which were partially offset by lower payroll expense from the headcount reduction and lower marketing expenses.
National advertising fund expense
National advertising fund expense was $39.9 million for the six months ended June 30, 2024, compared to $34.9 million for the six months ended June 30, 2023, an increase of $5.0 million, or 14.4%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $79.2 million for the six months ended June 30, 2024, compared to $72.8 million for the six months ended June 30, 2023, an increase of $6.4 million, or 8.8%. This increase was primarily attributable to new stores opened and acquired since January 1, 2023.
Other losses, net
Other losses, net was $0.4 million for the six months ended June 30, 2024, compared to $7.8 million for the six months ended June 30, 2023, a decrease of $7.3 million, or 94.6%. The decrease was primarily the result of a legal reserve recorded in the prior year period.
Interest income
Interest income was $11.1 million for the six months ended June 30, 2024, compared to $8.1 million for the six months ended June 30, 2023, an increase of $3.0 million, or 36.9%. This increase was primarily due to a higher balance of cash and cash equivalents and investments in marketable securities and due to higher interest rates in the current period compared to the same period last year.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $46.0 million for the six months ended June 30, 2024, compared to $43.1 million for the six months ended June 30, 2023, an increase of $2.9 million, or 6.7%. This increase was primarily from the write-off of deferred financing costs associated with the prepayment of the 2018 Notes and higher interest expense related to the issuance of the 2024 Notes in June 2024.

Other income, net
Other income, net was $1.7 million for the six months ended June 30, 2024, compared to $0.5 million for the six months ended June 30, 2023. This increase was primarily attributable to a $1.3 million gain on the remeasurement of our tax benefit arrangements due to changes in our deferred state tax rate.
Provision for income taxes
Income tax expense was $33.3 million for the six months ended June 30, 2024, compared to $25.4 million for the six months ended June 30, 2023, an increase of $7.9 million, or 31.2%. This increase is primarily attributable to our higher income before taxes in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
The Company’s effective tax rate was 27.8% for the six months ended June 30, 2024, compared to 26.8% in the prior year period. The increase in the effective income tax rate was primarily due to non-deductible compensation and remeasurement of deferred tax assets.
Segment results
Franchise
Franchise segment EBITDA was $153.7 million for the six months ended June 30, 2024, compared to $130.8 million for the six months ended June 30, 2023, an increase of $22.9 million, or 17.5%. This increase was primarily due to higher franchise and NAF revenue of $15.2 million and $5.1 million, respectively, as described above, a $6.1 million decrease in other losses, net due to a legal reserve recorded in the prior year period, as described above, and $2.2 million of lower selling, general and administrative expense, partially offset by $5.0 million of higher NAF expense.
Corporate-owned stores
Corporate-owned stores segment EBITDA was $91.4 million for the six months ended June 30, 2024, compared to $82.2 million for the six months ended June 30, 2023, an increase of $9.2 million, or 11.1%. This increase was primarily attributable to $8.8 million from the corporate-owned same store sales increase of 5.1% and $1.2 million from the acquisition of four stores in Florida in the prior year, partially offset by lower EBITDA of $1.0 million from new stores opened since January 1, 2023. Depreciation and amortization increased $4.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and was primarily attributable to new stores opened and acquired since January 1, 2023.
Equipment
Equipment segment EBITDA was $23.3 million for the six months ended June 30, 2024, compared to $22.7 million for the six months ended June 30, 2023, an increase of $0.6 million, or 2.8%. This increase was primarily driven by higher margin equipment sales related to an updated equipment mix as a result of the adoption of the new growth model.
Liquidity and capital resources
As of June 30, 2024, we had $247.0 million of cash and cash equivalents, $103.2 million of short-term marketable securities, $49.7 million of long-term marketable securities and $47.8 million of restricted cash.
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

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$167,948	$157,330
Investing activities	(90,436)	(201,021)
Financing activities	(103,693)	(130,876)
Effect of foreign exchange rates on cash	(1,179)	728
Net decrease in cash, cash equivalents and restricted cash	$(27,360)	$(173,839)
Operating activities
For the six months ended June 30, 2024, net cash provided by operating activities was $167.9 million compared to $157.3 million in the six months ended June 30, 2023, an increase of $10.6 million, or 6.7%. Of the increase, $28.6 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities. This increase was partially offset by $18.0 million of unfavorable changes in working capital primarily attributable to an increase in other assets and other current assets, a lower relative increase in other liabilities and other current liabilities and higher payments made under tax benefit arrangements in the current year period partially offset by a lower reduction in accounts payable and accrued expenses compared to the prior year period.
Investing activities
For the six months ended June 30, 2024, net cash used in investing activities was $90.4 million compared to $201.0 million in the six months ended June 30, 2023, a decrease of $110.6 million. The primary drivers of the decrease were $93.5 million of lower cash used for the purchase of marketable securities, net of maturities, and $26.3 million used for the Florida Acquisition in the prior year period, partially offset by $19.2 million of higher capital expenditures in the current year period.
Capital expenditures were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
New corporate-owned stores	$21,218	$12,460
Existing corporate-owned stores	33,336	22,161
Information systems	8,637	10,507
Corporate and all other	1,154	15
Total capital expenditures	$64,345	$45,143
Financing activities
For the six months ended June 30, 2024, net cash used in financing activities was $103.7 million compared to $130.9 million in the six months ended June 30, 2023, a decrease of $27.2 million. The primary drivers of the decrease were a $198.9 million increase in net cash provided from long-term debt, consisting of $800.0 million of borrowings, $589.1 million of principal payments and $12.1 million of deferred financing costs incurred, partially offset by a $175.2 million increase in cash used for share repurchases in 2024.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018. In June 2024, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued the Series 2024-1 Class A-2 Notes with initial principal amounts totaling $800 million. The net proceeds from the sale of the Series 2024-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2018-1 Class A-2-II Notes, including the payment of transaction costs. The remaining funds were used, together with cash on hand, to fund a $280 million accelerated share repurchase agreement.
In February 2022, the Master Issuer issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of 2022 Variable Funding Notes, including a letter of credit facility. The 2022 Variable Funding Notes are undrawn as of June 30, 2024.

Except as noted above, there were no material changes to the terms of any debt obligations in the six months ended June 30, 2024. The Company was in compliance with its debt covenants as of June 30, 2024. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of June 30, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $4.9 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of June 30, 2024 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended June 30, 2024. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s exposure to market risk.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2024.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
4/30/2024	—	—	—	$354,964,974
5/31/2024	—	—	—	$354,964,974
6/30/2024	3,090,507	72.48	3,090,507	$74,964,974
Total	3,090,507	$72.48	3,090,507
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
(2) On June 12, 2024, the Company entered into a $280,000,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on June 14, 2024, the Company paid the Bank $280,000,000 in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, representing 80% of the total ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. At final settlement, the Bank may be required to deliver additional shares of our Class A common stock to the Company, which will be retired upon delivery, or, under certain circumstances, the Company may be required to deliver shares of its Class A common stock or may elect to make a cash payment to the Bank. The final number of shares to be repurchased will be determined based on the volume-weighted average stock price of our Class A common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the ASR Agreement will be completed during the third quarter of 2024. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500,000,000, contingent upon, and effective at, the completion of the ASR Agreement, to replace the previously approved November 4, 2022 share repurchase program.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

			Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

1.1	Purchase Agreement dated June 6, 2024 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as Manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC, as representative of the several initial purchasers.		8-K	001-97534	1.1	07-Jun-24

4.1	Supplement No. 1 to A&R Base Indenture dated June 12, 2024, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.		8-K	001-97534	4.1	12-Jun-24

4.2	Series 2024-1 Supplement dated June 12, 2024, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Series 2024-1 Securities Intermediary.		8-K	001-97534	4.2	12-Jun-24

10.1	Amendment No. 2 dated June 12, 2024 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-97534	10.1	12-Jun-24

10.2	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated June 12, 2024.		8-K	001-97534	10.1	13-Jun-24

10.3	Offer Letter, dated April 6, 2024 by and among Colleen Keating and Pla-Fit Franchise, LLC.		8-K	001-97534	10.1	16-Apr-24

10.4	Transition Agreement and Consulting Agreement with Thomas Fitzgerald	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: August 7, 2024	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)