Form 10-Q
period 2024-09-30
Planet Fitness, Inc.
filed 2024-11-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2024 there were 84,180,623 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 413,207 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
•Our and our franchisees’ clubs may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
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
•If we fail to successfully implement our growth strategy, which includes new club development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.
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
•We are subject to a variety of additional risks associated with our franchisees, such as potential franchisee bankruptcies, franchisee changes in control, franchisee turnover, rising costs related to construction of new clubs and maintenance of existing clubs, including rising costs due to inflation and supply chain disruptions, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•We and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise clubs.

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
•If we and our franchisees are unable to identify and secure suitable sites for new franchise clubs, our revenue growth rate and profits may be negatively impacted.
•Opening new clubs in close proximity may negatively impact our existing clubs’ revenues and profitability.
•Our franchisees may incur rising costs related to construction of new clubs and maintenance of existing clubs, including rising costs due to inflation, supply chain disruptions and other market conditions, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$298,783	$275,842
Restricted cash	67,766	46,279
Short-term marketable securities	108,629	74,901
Accounts receivable, net of allowances for uncollectible amounts of $0 and $0 as of September 30, 2024 and December 31, 2023, respectively	48,958	41,890
Inventory	4,858	4,677
Restricted assets - national advertising fund	363	—
Prepaid expenses	14,432	13,842
Other receivables	7,882	11,072
Income tax receivable and prepayments	4,773	3,314
Total current assets	556,444	471,817
Long-term marketable securities	55,535	50,886
Investments, net of allowance for expected credit losses of $18,538 and $17,689 as of September 30, 2024 and December 31, 2023, respectively	75,078	77,507
Property and equipment, net of accumulated depreciation of $347,586 and $322,958, as of September 30, 2024 and December 31, 2023, respectively	421,633	390,405
Right-of-use assets, net	400,246	381,010
Intangible assets, net	334,236	372,507
Goodwill	719,127	717,502
Deferred income taxes	481,456	504,188
Other assets, net	4,426	3,871
Total assets	$3,048,181	$2,969,693
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$22,500	$20,750
Accounts payable	31,844	23,788
Accrued expenses	66,530	66,299
Equipment deposits	10,345	4,506
Deferred revenue, current	67,517	59,591
Payable pursuant to tax benefit arrangements, current	48,553	41,294
Other current liabilities	39,001	35,101
Total current liabilities	286,290	251,329
Long-term debt, net of current maturities	2,152,276	1,962,874
Lease liabilities, net of current portion	408,588	381,589
Deferred revenue, net of current portion	33,578	32,047
Deferred tax liabilities	1,566	1,644
Payable pursuant to tax benefit arrangements, net of current portion	428,858	454,368
Other liabilities	4,139	4,833
Total noncurrent liabilities	3,029,005	2,837,355
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 84,104 and 86,760 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	9	9
Class B common stock, $0.0001 par value, 100,000 shares authorized, 488 and 1,397 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Accumulated other comprehensive (loss) income	220	172
Additional paid in capital	602,948	575,631
Accumulated deficit	(869,309)	(691,461)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(266,132)	(115,649)
Non-controlling interests	(982)	(3,342)
Total stockholders’ deficit	(267,114)	(118,991)
Total liabilities and stockholders’ deficit	$3,048,181	$2,969,693
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue:
Franchise	$82,873	$80,587	$254,783	$237,313
National advertising fund revenue	19,542	17,578	59,442	52,378
Corporate-owned clubs	128,132	113,245	375,976	332,885
Equipment	61,699	66,141	151,003	163,664
Total revenue	292,246	277,551	841,204	786,240
Operating costs and expenses:
Cost of revenue	45,701	53,751	116,628	132,561
Club operations	71,614	63,120	216,119	188,011
Selling, general and administrative	32,647	33,290	93,453	93,705
National advertising fund expense	19,720	17,618	59,624	52,496
Depreciation and amortization	41,033	37,477	120,230	110,254
Other losses (gains), net	280	(56)	698	7,705
Total operating costs and expenses	210,995	205,200	606,752	584,732
Income from operations	81,251	72,351	234,452	201,508
Other income (expense), net:
Interest income	5,610	4,245	16,687	12,339
Interest expense	(26,603)	(21,704)	(72,569)	(64,771)
Other (expense) income, net	(558)	148	1,132	631
Total other expense, net	(21,551)	(17,311)	(54,750)	(51,801)
Income before income taxes	59,700	55,040	179,702	149,707
Provision for income taxes	16,523	13,474	49,824	38,855
Losses from equity-method investments, net of tax	(782)	(242)	(3,198)	(580)
Net income	42,395	41,324	126,680	110,272
Less: net income attributable to non-controlling interests	386	2,190	1,722	7,299
Net income attributable to Planet Fitness, Inc.	$42,009	$39,134	$124,958	$102,973
Net income per share of Class A common stock:
Basic	$0.50	$0.46	$1.45	$1.22
Diluted	$0.50	$0.46	$1.45	$1.21
Weighted-average shares of Class A common stock outstanding:
Basic	84,570	84,610	86,090	84,558
Diluted	84,728	84,886	86,289	84,870
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$42,395	$41,324	$126,680	$110,272
Other comprehensive income (loss), net:
Foreign currency translation adjustments	286	(393)	(403)	17
Unrealized gain (loss) on marketable securities, net of tax	1,030	42	451	(253)
Total other comprehensive income (loss), net	1,316	(351)	48	(236)
Total comprehensive income	43,711	40,973	126,728	110,036
Less: total comprehensive income attributable to non-controlling interests	386	2,190	1,722	7,299
Total comprehensive income attributable to Planet Fitness, Inc.	$43,325	$38,783	$125,006	$102,737
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$126,680	$110,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,230	110,254
Amortization of deferred financing costs	3,984	4,114
Loss on extinguishment of debt	2,285	—
Accretion of marketable securities discount	(2,658)	(2,224)
Losses from equity-method investments, net of tax	3,198	580
Dividends accrued on held-to-maturity investment	(1,618)	(1,490)
Credit loss (gain) on held-to-maturity investment	849	(6)
Deferred tax expense	40,077	34,884
Gain on re-measurement of tax benefit arrangement liability	(774)	—
Loss on disposal of property and equipment	400	158
Loss on reacquired franchise rights	—	110
Equity-based compensation expense	5,965	6,326
Other	138	(25)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,443)	10,086
Inventory	(201)	(2,270)
Other assets and other current assets	1,735	(1,722)
Restricted assets - national advertising fund	(368)	805
Accounts payable and accrued expenses	8,818	(7,488)
Other liabilities and other current liabilities	(741)	6,855
Income taxes	(1,553)	(104)
Payments pursuant to tax benefit arrangements	(28,786)	(21,780)
Equipment deposits	5,835	5,495
Deferred revenue	9,552	9,428
Leases	9,138	4,662
Net cash provided by operating activities	294,742	266,920
Cash flows from investing activities:
Additions to property and equipment	(112,968)	(84,636)
Acquisition of franchisees, net of cash acquired	—	(26,264)
Proceeds from sale of property and equipment	568	2
Purchases of marketable securities	(116,833)	(155,007)
Maturities of marketable securities	80,922	37,990
Other investments	—	(20,000)
Net cash used in investing activities	(148,311)	(247,915)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800,000	—
Proceeds from issuance of Class A common stock	17,221	8,575
Principal payments on capital lease obligations	(100)	(152)
Repayment of long-term debt	(603,063)	(15,563)
Payment of deferred financing and other debt-related costs	(12,055)	—
Repurchase and retirement of Class A common stock	(300,205)	(125,030)
Distributions paid to members of Pla-Fit Holdings	(3,345)	(4,216)
Net cash used in financing activities	(101,547)	(136,386)
Effects of exchange rate changes on cash and cash equivalents	(456)	233
Net increase (decrease) in cash, cash equivalents and restricted cash	44,428	(117,148)
Cash, cash equivalents and restricted cash, beginning of period	322,121	472,499
Cash, cash equivalents and restricted cash, end of period	$366,549	$355,351
Supplemental cash flow information:
Cash paid for interest	$53,718	$60,964
Net cash paid for income taxes	$11,248	$4,394
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$18,446	$20,590
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)
Net income	—	—	—	—	—	—	124,958	1,722	126,680
Equity-based compensation expense	—	—	—	—	—	5,965	—	—	5,965
Repurchase and retirement of Class A common stock	(4,073)	—	—	—	—	2,363	(302,806)	(2,363)	(302,806)
Exchanges of Class B common stock and other adjustments	909	—	(909)	—	—	(5,336)	—	5,336	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	508	—	—	—	—	17,366	—	—	17,366
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,259	—	—	6,259
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,345)	(3,345)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive income	—	—	—	—	48	—	—	—	48
Balance at September 30, 2024	84,104	$9	488	$—	$220	$602,948	$(869,309)	$(982)	$(267,114)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	102,973	7,299	110,272
Equity-based compensation expense	—	—	—	—	—	6,326	—	—	6,326
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,078)	(3,117)	(126,078)
Exchanges of Class B common stock and other adjustments	3,413	1	(3,413)	(1)	—	(9,096)	—	9,096	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	266	—	—	—	—	8,611	—	—	8,611
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	56,295	—	—	56,295
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	22	(3,976)	(3,954)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,216)	(4,216)
Other comprehensive loss	—	—	—	—	(236)	—	—	—	(236)
Balance at September 30, 2023	85,410	$9	2,733	$—	$(684)	$570,397	$(726,800)	$(7,852)	$(164,930)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2024	84,496	$9	650	$—	$(1,096)	$594,049	$(910,626)	$(2,166)	$(319,830)
Net income	—	—	—	—	—	—	42,009	386	42,395
Equity-based compensation expense	—	—	—	—	—	3,118	—	—	3,118
Repurchase and retirement of Class A common stock	(669)	—	—	—	—	—	(692)	—	(692)
Exchanges of Class B common stock and other adjustments	162	—	(162)	—	—	(2,411)	—	2,411	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	115	—	—	—	—	7,826	—	—	7,826
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	366	—	—	366
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,613)	(1,613)
Other comprehensive income	—	—	—	—	1,316	—	—	—	1,316
Balance at September 30, 2024	84,104	$9	488	$—	$220	$602,948	$(869,309)	$(982)	$(267,114)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2023	83,980	$9	4,151	$—	$(333)	$564,170	$(765,815)	$(13,992)	$(215,961)
Net income	—	—	—	—	—	—	39,134	2,190	41,324
Equity-based compensation expense	—	—	—	—	—	1,533	—	—	1,533
Exchanges of Class B common stock and other adjustments	1,418	—	(1,418)	—	—	(4,430)	—	4,430	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	12	—	—	—	—	591	—	—	591
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	8,533	—	—	8,533
Deconsolidation of VIEs	—	—	—	—	—	—	(119)	—	(119)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(480)	(480)
Other comprehensive loss	—	—	—	—	(351)	—	—	—	(351)
Balance at September 30, 2023	85,410	$9	2,733	$—	$(684)	$570,397	$(726,800)	$(7,852)	$(164,930)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness clubs (historically referred to as stores or centers), with approximately 19.6 million members and 2,637 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of September 30, 2024.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name;
•Owning and operating fitness clubs under the Planet Fitness trade name; and
•Selling fitness-related equipment to franchisee-owned clubs.
In 2012 investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), purchased interests in Pla-Fit Holdings.
The Company was formed as a Delaware corporation on March 16, 2015 for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As of August 5, 2015, in connection with the recapitalization transactions, the Company became the sole managing member and holder of 100% of the voting power of Pla-Fit Holdings. Pla-Fit Holdings owns 100% of Planet Intermediate, LLC, which has no operations but is the 100% owner of Planet Fitness Holdings, LLC, a franchisor and operator of fitness clubs. With respect to the Company, Pla-Fit Holdings and Planet Intermediate, LLC, each entity owns nothing other than the respective entity below it in the corporate structure and each entity has no other material operations.
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
As of September 30, 2024, the Company held 100.0% of the voting interest and approximately 99.4% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.6% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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
The carrying value and estimated fair value of long-term debt were as follows:

	September 30, 2024		December 31, 2023
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt(1)	$2,201,375	$2,141,443	$2,004,438	$1,829,286
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
(e) Reclassification
Certain amounts have been reclassified to conform to current year presentation.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(f) Recent accounting pronouncements
The FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, in November 2023. The standard expands reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption on our financial disclosures.
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
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of September 30, 2024, the marketable securities had maturity dates that range from less than 1 month to approximately 23 months. Realized gains and losses were insignificant for the three and nine months ended September 30, 2024 and 2023.

	Amortized Cost	Unrealized Gains, Net	Fair Value(1)	Level 1	Level 2
September 30, 2024
Cash equivalents
Money market funds	$1,260	$—	$1,260	$1,260	$—
Total cash equivalents	1,260	—	1,260	1,260	—
Short-term marketable securities
Commercial paper	17,731	33	17,764	—	17,764
Corporate debt securities	83,339	330	83,669	—	83,669
U.S. treasury securities	1,976	—	1,976	—	1,976
U.S. government agency securities	5,207	13	5,220	—	5,220
Total short-term marketable securities	108,253	376	108,629	—	108,629
Long-term marketable securities
Corporate debt securities	52,616	418	53,034	—	53,034
U.S. government agency securities	2,500	1	2,501	—	2,501
Total long-term marketable securities	55,116	419	55,535	—	55,535
Total marketable securities	$164,629	$795	$165,424	$1,260	$164,164

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
December 31, 2023
Cash equivalents
Money market funds	$761	$—	$761	$761	$—
U.S. treasury securities	2,997	1	2,998	—	2,998
Total cash equivalents	3,758	1	3,759	761	2,998
Short-term marketable securities
Commercial paper	37,063	24	37,087	—	37,087
Corporate debt securities	34,632	(38)	34,594	—	34,594
U.S. government agency securities	3,210	10	3,220	—	3,220
Total short-term marketable securities	74,905	(4)	74,901	—	74,901
Long-term marketable securities
Corporate debt securities	47,388	328	47,716	—	47,716
U.S. government agency securities	3,151	19	3,170	—	3,170
Total long-term marketable securities	50,539	347	50,886	—	50,886
Total marketable securities	$129,202	$344	$129,546	$761	$128,785
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities before maturity and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of September 30, 2024 and December 31, 2023.
Held-to-maturity debt security
As of September 30, 2024, the Company’s debt security investment consists of redeemable preferred shares that are accounted for as a held-to-maturity investment. The Company’s investment is measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilized probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to calculate the allowance for expected credit losses. The Company derived its estimates using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $292 and a gain on the reversal of credit loss allowance of $101 during the three months ended September 30, 2024 and 2023, respectively, and a credit loss expense of $849 and a gain on the reversal of credit loss allowance of $6 during the nine months ended September 30, 2024 and 2023, respectively, on the adjustment of its allowance for credit losses within other (gains) losses, net on the condensed consolidated statements of operations.
The amortized cost, including accrued dividends, of the Company’s held-to-maturity debt security investment was $31,961 and $30,343 and the allowance for expected credit losses was $18,538 and $17,689, as of September 30, 2024 and December 31, 2023, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $553 and $511 during the three months ended September 30, 2024 and 2023, respectively, and $1,618 and $1,490 during the nine months ended September 30, 2024 and 2023, respectively, within other income, net on the condensed consolidated statements of operations.
The Company’s held-to-maturity investment has a contractual maturity in 2026.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning allowance for expected credit losses	$18,246	$15,052	$17,689	$14,957
Loss (gain) on adjustment of allowance for expected credit losses	292	(101)	849	(6)
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$18,538	$14,951	$18,538	$14,951
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with an adjustment to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of September 30, 2024, the Company determined that no impairment of its equity method investments existed.
As of September 30, 2024 and December 31, 2023, the Company held a 21.8% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,080 and $13,220, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $5,287 and $6,812 as of September 30, 2024 and December 31, 2023, respectively. This basis difference is primarily attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $674 and $94 for the three months ended September 30, 2024 and 2023, respectively, and $1,140 and $432 for the nine months ended September 30, 2024 and 2023, respectively, which included the amortization of basis differences of $66, $65, $198 and $195, respectively.
As of September 30, 2024 and December 31, 2023, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party and classified as an equity method investment as a result of its organizational structure, for a total investment carrying value of $49,575 and $51,633, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $20,060 and $17,458 as of September 30, 2024 and December 31, 2023, respectively. This basis difference is primarily attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $108 and $148 for the three months ended September 30, 2024 and 2023, respectively, and $2,058 and $148 for the nine months ended September 30, 2024 and 2023, respectively, which included the amortization of basis differences of $174, $56, $511, and $56 respectively.
(4) Acquisition
Florida Acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four franchisee clubs operating in Florida (the “Florida Acquisition”) for cash consideration of $26,264. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $110, which is included in other losses, net on the condensed consolidated statement of operations. The loss incurred reduced the net purchase price to $26,154. The Company financed the purchase through cash on hand. The acquired clubs are included in the Corporate-owned clubs segment.

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
The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the clubs acquired. The goodwill is amortizable and deductible for tax purposes over 15 years.
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
(5) Goodwill and intangible assets
Goodwill and related changes in its carrying amount were as follows:

Amount
Goodwill at December 31, 2023	$717,502
Acquisition	1,572
Foreign currency translation	53
Goodwill at September 30, 2024	$719,127
The Company completed an immaterial acquisition of an operating entity in Spain during the first quarter of fiscal 2024, which resulted in the addition of $1,572 in the carrying value of goodwill. During the nine months ended September 30, 2024, the Company issued stock of the subsidiary holding the operating entity in Spain to a third-party investor which resulted in the creation of a non-controlling interest of such subsidiary holding company and the subsidiary operating entity. The Company intends to operate corporate-owned clubs through this entity.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
A summary of intangible assets is as follows:

	September 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(180,952)	$18,091	$199,043	$(169,155)	$29,888
Reacquired franchise rights	274,708	(105,163)	169,545	274,708	(78,689)	196,019
Total finite-lived intangible assets	473,751	(286,115)	187,636	473,751	(247,844)	225,907
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(286,115)	$334,236	$620,351	$(247,844)	$372,507
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $12,768 and $12,965 for the three months ended September 30, 2024 and 2023, respectively, and $38,304 and $38,517 for the nine months ended September 30, 2024 and 2023, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of September 30, 2024 is as follows:

Amount
Remainder of 2024	$10,918
2025	36,713
2026	32,079
2027	27,956
2028	27,300
Thereafter	52,670
Total	$187,636
(6) Long-term debt
Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
2018-1 Class A-2-II notes	$—	$592,187
2019-1 Class A-2 notes	523,875	528,000
2022-1 Class A-2-I notes	414,375	417,563
2022-1 Class A-2-II notes	463,125	466,688
2024-1 Class A-2-I notes	425,000	—
2024-1 Class A-2-II notes	375,000	—
Total debt, excluding deferred financing costs	2,201,375	2,004,438
Deferred financing costs, net of accumulated amortization	(26,599)	(20,814)
Total debt, net	2,174,776	1,983,624
Current portion of long-term debt	22,500	20,750
Long-term debt, net of current portion	$2,152,276	$1,962,874

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Future principal payments of long-term debt as of September 30, 2024 are as follows:

Amount
Remainder of 2024	$5,625
2025	22,500
2026	427,313
2027	18,250
2028	18,250
Thereafter	1,709,437
Total	$2,201,375
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
The Notes were issued in securitization transactions pursuant to which most of the Company’s domestic revenue-generating assets, consisting principally of franchise-related agreements, certain corporate-owned club assets, equipment supply agreements and intellectual property and license agreements for the use of intellectual property, were assigned to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the outstanding Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of September 30, 2024, the Company had restricted cash held by the Trustee of $67,766.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(7) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating	Right of use asset, net	$400,246	$381,010
Finance	Property and equipment, net	82	179
Total lease assets		$400,328	$381,189

Liabilities
Current:
Operating	Other current liabilities	$35,230	$33,849
Finance	Other current liabilities	71	125
Noncurrent:
Operating	Lease liabilities, net of current portion	408,588	381,589
Finance	Other liabilities	15	63
Total lease liabilities		$443,904	$415,626

Weighted-average remaining lease term - operating leases		7.9 years	8.0 years
Weighted-average discount rate - operating leases		5.6%	5.4%
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$18,139	$16,467	$54,142	$47,154
Variable lease cost	6,828	5,917	18,980	16,936
Total lease cost	$24,967	$22,384	$73,122	$64,090
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for lease liabilities	$14,319	$13,877	$44,829	$41,985
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding acquisitions	$18,964	$38,683	$55,494	$59,410
Operating lease ROU assets obtained in exchange for operating lease liabilities through acquisitions	$—	$—	$—	$4,204

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Maturities of lease liabilities as of September 30, 2024 were as follows:

Amount
Remainder of 2024	$6,164
2025	71,242
2026	77,446
2027	77,054
2028	74,136
Thereafter	252,900
Total lease payments	$558,942
Less: imputed interest	(115,038)
Present value of lease liabilities	$443,904
As of September 30, 2024, future operating lease payments exclude approximately $36,861 of legally binding minimum lease payments for leases signed but not yet commenced.
(8) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and national advertising fund (“NAF”) revenue collected in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned club enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to its equipment business. The Company classifies these contract liabilities as deferred revenue in its condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2023 and September 30, 2024:

Amount
Balance at December 31, 2023	$91,638
Revenue recognized that was included in the contract liability at the beginning of the year	(56,187)
Increase, excluding amounts recognized as revenue during the period	65,644
Balance at September 30, 2024	$101,095
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2024. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2024	$42,713
2025	26,168
2026	4,313
2027	3,612
2028	3,302
Thereafter	20,987
Total	$101,095
Equipment deposits received in advance of delivery as of September 30, 2024 were $10,345 and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(9) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchise revenue - former interim CEO	$1,051	$958	$3,383	$2,882
Franchise revenue - other	947	656	2,616	1,206
Equipment revenue - former interim CEO	639	1,294	1,738	2,305
Equipment revenue - other	3,014	1,641	7,358	1,641
Total revenue from related parties	$5,651	$4,549	$15,095	$8,034
The Company had $1,099 and $2,916 of accounts receivable attributable to related parties as of September 30, 2024 and December 31, 2023, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $627 and $719 as of September 30, 2024 and December 31, 2023, respectively, of which $129 and $142 is from a franchisee in which the Company’s former interim CEO has a financial interest.
As of September 30, 2024 and December 31, 2023, the Company had $87,111 and $98,494, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 12 for further discussion of these arrangements.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1,657 and $893 for the three months ended September 30, 2024 and 2023, respectively, and $4,455 and $2,679 for the nine months ended September 30, 2024 and 2023, respectively.
The Company incurred approximately $63 and $427 for the three and nine months ended September 30, 2023 for corporate travel to a third-party company which is affiliated with our former CEO, which is included within selling, general and administrative expense on the condensed consolidated statements of operations.
A member of the Company’s board of directors, who is also the Company’s former interim CEO and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments of approximately $102 and $101 for the three months ended September 30, 2024 and 2023, respectively, and $273 and $270 for the nine months ended September 30, 2024 and 2023, respectively.
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
During the three and nine months ended September 30, 2024, certain existing holders of Holdings Units exercised their exchange rights and exchanged 162,324 and 908,960 Holdings Units for 162,324 and 908,960 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 162,324 and 908,960 shares of Class B common stock were surrendered by the holders of Holdings Units that exercised their exchange rights and canceled. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 162,324 and 908,960 Holdings Units, increasing its total ownership interest in Pla-Fit Holdings.
As a result of the above transactions and the share repurchases discussed below, as of September 30, 2024:
•Holders of Class A common stock owned 84,103,670 shares of Class A common stock, representing 99.4% of the voting power in the Company and, through the Company, 84,103,670 Holdings Units representing 99.4% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
•the Continuing LLC Owners collectively owned 488,207 Holdings Units, representing 0.6% of the economic interest in Pla-Fit Holdings, and 488,207 shares of Class B common stock, representing 0.6% of the voting power in the Company.
Share repurchase program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program.
On June 12, 2024, the Company entered into a $280,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on June 14, 2024, the Company paid the Bank $280,000 in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $224,000, representing 80% of the total ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. Final settlement of the ASR Agreement occurred on September 16, 2024. At final settlement, the Bank delivered 668,432 additional shares of the Company’s Class A common stock, which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $76.88 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The ASR Agreement had been evaluated as an unsettled forward contract indexed to our Class A common stock, with $56,000 classified as an increase to accumulated deficit at the original date of payment.
Additionally, prior to the ASR Agreement, during the nine months ended September 30, 2024, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20,005. A share repurchase excise tax of $2,618 was recorded in connection with the Company’s share repurchases during the nine months ended September 30, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500,000 (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program contingent upon the completion of the ASR Agreement. The new share repurchase program became effective on September 16, 2024 upon the completion of the ASR Agreement. As of September 30, 2024, there is $500,000 remaining under the 2024 Share Repurchase Program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of September 30, 2024 and December 31, 2023.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$42,395	$41,324	$126,680	$110,272
Less: net income attributable to non-controlling interests	386	2,190	1,722	7,299
Net income attributable to Planet Fitness, Inc.	$42,009	$39,134	$124,958	$102,973
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,569,504	84,609,522	86,090,290	84,557,902
Effect of dilutive securities:
Stock options	38,017	212,953	117,080	239,709
Restricted stock units	72,665	48,282	48,994	64,347
Performance stock units	47,639	15,562	32,720	8,354
Weighted-average shares of Class A common stock outstanding - diluted	84,727,825	84,886,319	86,289,084	84,870,312
Earnings per share of Class A common stock - basic	$0.50	$0.46	$1.45	$1.22
Earnings per share of Class A common stock - diluted	$0.50	$0.46	$1.45	$1.21
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class B common stock	532,058	3,533,885	811,748	4,236,271
Stock options	—	307,606	3,503	250,595
Restricted stock units	—	968	2,229	5,684
Performance stock units	29	36,717	2,055	1,981
Total	532,087	3,879,176	819,535	4,494,531
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 27.7% and 24.5% for the three months ended September 30, 2024 and 2023, respectively, and 27.7% and 26.0% for the nine months ended September 30, 2024 and 2023, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes and non-deductible expenses. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $479,890 and $502,544 as of September 30, 2024 and December 31, 2023, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of September 30, 2024 and December 31, 2023, the total liability related to uncertain tax positions was $278 and $273, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2024 and 2023 were not material.

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
In connection with the exchanges that occurred during the three and nine months ended September 30, 2024 and 2023, 162,324, 1,417,603, 908,960 and 3,412,312 Holding Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in the Company’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holding Units, the Company recorded a decrease of $223, $1,704, $1,106 and $4,358 to net deferred tax assets, during the three and nine months ended September 30, 2024 and 2023, respectively. As a result of these exchanges and other activity, the Company recognized deferred tax assets in the amount of $4,137, $24,999, $18,675 and $77,730, during the three and nine months ended September 30, 2024 and 2023, respectively, and corresponding tax benefit arrangement liabilities of $3,548, $14,762, $11,310 and $17,077 during the three and nine months ended September 30, 2024 and 2023, respectively, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
The Company had a liability of $477,411 and $495,662 as of September 30, 2024 and December 31, 2023, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

Amount
Remainder of 2024	$13,392
2025	50,231
2026	52,314
2027	48,588
2028	42,149
Thereafter	270,737
Total	$477,411
(13) Commitments and contingencies
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that required the Company to acquire their franchisee-owned clubs in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement and a release of all claims by all parties. In connection with the settlement agreement, the Company recorded an update to its estimated liability for the legal settlement of $6,250, inclusive of legal fees paid, within other losses, net on the condensed consolidated statement of operations during the nine months ended September 30, 2023. On October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31,619, which included the acquisition by the Company of five clubs in Mexico and the settlement of all claims.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(14) Segments
The Company has three reportable segments: (i) Franchise; (ii) Corporate-owned clubs; and (iii) Equipment.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia. The Company records all revenues and expenses of the NAF within the franchise segment. The Corporate-owned clubs segment includes operations with respect to all corporate-owned clubs throughout the United States, Canada and Spain. The Equipment segment includes the sale of equipment to franchisee-owned clubs in the United States, Canada and Mexico.
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
The tables below summarize the financial information for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Franchise segment revenue - U.S.	$98,902	$95,209	$303,971	$281,836
Franchise segment revenue - International	3,513	2,956	10,254	7,855
Franchise segment total	102,415	98,165	314,225	289,691
Corporate-owned clubs segment - U.S.	126,716	112,080	372,061	329,505
Corporate-owned clubs segment - International	1,416	1,165	3,915	3,380
Corporate-owned clubs segment total	128,132	113,245	375,976	332,885
Equipment segment - U.S.	58,081	62,605	140,824	158,335
Equipment segment - International	3,618	3,536	10,179	5,329
Equipment segment total	61,699	66,141	151,003	163,664
Total revenue	$292,246	$277,551	$841,204	$786,240
Franchise revenue includes revenue generated from placement services of $4,528 and $5,884 for the three months ended September 30, 2024 and 2023, respectively, and $11,780 and $13,760 for the nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment EBITDA
Franchise	$72,758	$67,583	$226,478	$198,418
Corporate-owned clubs	50,107	44,264	141,507	126,499
Equipment	18,487	16,434	41,822	39,134
Corporate and other(1)	(20,408)	(18,547)	(57,191)	(52,238)
Total Segment EBITDA	$120,944	$109,734	$352,616	$311,813

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(1) Corporate and other primarily includes corporate overhead costs, such as payroll and related benefit costs and professional services which are not directly attributable to any individual segment.
The following table reconciles total Segment EBITDA to income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Segment EBITDA	$120,944	$109,734	$352,616	$311,813
Less:
Depreciation and amortization	41,033	37,477	120,230	110,254
Other (expense) income, net	(558)	148	1,132	631
Losses from equity-method investments, net of tax	(782)	(242)	(3,198)	(580)
Income from operations	81,251	72,351	234,452	201,508
Interest income	5,610	4,245	16,687	12,339
Interest expense	(26,603)	(21,704)	(72,569)	(64,771)
Other (expense) income, net	(558)	148	1,132	631
Income before income taxes	$59,700	$55,040	$179,702	$149,707
The following table summarizes the Company’s assets by reportable segment:

	September 30, 2024	December 31, 2023
Franchise	$164,678	$169,836
Corporate-owned clubs	1,678,418	1,637,146
Equipment	196,198	176,249
Unallocated	1,008,887	986,462
Total consolidated assets	$3,048,181	$2,969,693
The table above includes $12,127 and $3,609 of long-lived assets located in the Company’s international corporate-owned clubs as of September 30, 2024 and December 31, 2023, respectively. All other assets are located in the U.S.
The following table summarizes the Company’s goodwill by reportable segment:

	September 30, 2024	December 31, 2023
Franchise	$16,938	$16,938
Corporate-owned clubs	609,523	607,898
Equipment	92,666	92,666
Consolidated goodwill	$719,127	$717,502

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(15) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchisee-owned clubs:
Clubs operated at beginning of period	2,358	2,230	2,319	2,176
New clubs opened	12	24	52	82
Clubs debranded, sold, closed or consolidated(1)	(1)	—	(2)	(4)
Clubs operated at end of period	2,369	2,254	2,369	2,254
Corporate-owned clubs:
Clubs operated at beginning of period	259	242	256	234
New clubs opened	9	2	12	6
Clubs acquired from franchisees	—	—	—	4
Clubs operated at end of period	268	244	268	244
Total clubs:
Clubs operated at beginning of period	2,617	2,472	2,575	2,410
New clubs opened	21	26	64	88
Clubs debranded, sold, closed or consolidated(1)	(1)	—	(2)	—
Clubs operated at end of period	2,637	2,498	2,637	2,498
(1) The term “debranded” refers to a franchisee-owned club whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded clubs from continuing to operate as fitness clubs. The term “consolidated” refers to the combination of a franchisee’s club with another club located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining club.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness clubs in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean clubs are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and weight-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience as low as $15 per month to new members for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, including occasional gym users over age 14 who are not gym members, particularly those who find the traditional fitness club setting intimidating and expensive. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of September 30, 2024, we had approximately 19.6 million members and 2,637 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,637 clubs, 2,369 are franchised and 268 are corporate-owned.
As of September 30, 2024, we had contractual commitments to open approximately 1,000 new clubs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned clubs (historically referred to as Corporate-owned stores) and Equipment. Our Franchise segment includes operations related to our franchising business in the U.S., Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAF. Our Corporate-owned clubs segment includes operations with respect to all corporate-owned clubs throughout the U.S., Canada and Spain. The Equipment segment includes the sale of equipment to franchisee-owned clubs in the U.S., Canada and Mexico. We evaluate the performance of our segments and allocate resources to them based on revenue and earnings before interest, taxes, depreciation and amortization, referred to as Segment EBITDA. Revenue and Segment EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions. The following tables summarize the financial information for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue
Franchise segment	$102,415	$98,165	$314,225	$289,691
Corporate-owned clubs segment	128,132	113,245	375,976	332,885
Equipment segment	61,699	66,141	151,003	163,664
Total revenue	$292,246	$277,551	$841,204	$786,240
Segment EBITDA
Franchise segment	$72,758	$67,583	$226,478	$198,418
Corporate-owned clubs segment	50,107	44,264	141,507	126,499
Equipment segment	18,487	16,434	41,822	39,134
Corporate and other(1)	(20,408)	(18,547)	(57,191)	(52,238)
Total Segment EBITDA(2)	$120,944	$109,734	$352,616	$311,813
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

A reconciliation of income from operations to Segment EBITDA is set forth below:

(in thousands)	Franchise	Corporate-owned clubs	Equipment	Corporate and other	Total
Three Months Ended September 30, 2024
Income (loss) from operations	$71,158	$17,848	$17,230	$(24,985)	$81,251
Depreciation and amortization	1,842	32,395	1,257	5,539	41,033
Other expense	(242)	(136)	—	(180)	(558)
Losses from equity-method investments, net of tax	—	—	—	(782)	(782)
Segment EBITDA(1)	$72,758	$50,107	$18,487	$(20,408)	$120,944
Three Months Ended September 30, 2023
Income (loss) from operations	$65,949	$14,811	$15,172	$(23,581)	$72,351
Depreciation and amortization	1,845	29,484	1,262	4,886	37,477
Other (expense) income	(211)	(31)	—	390	148
Losses from equity-method investments, net of tax	—	—	—	(242)	(242)
Segment EBITDA(1)	$67,583	$44,264	$16,434	$(18,547)	$109,734
Nine Months Ended September 30, 2024
Income (loss) from operations	$221,682	$46,495	$38,053	$(71,778)	$234,452
Depreciation and amortization	5,531	94,908	3,775	16,016	120,230
Other (expense) income	(735)	104	(6)	1,769	1,132
Losses from equity-method investments, net of tax	—	—	—	(3,198)	(3,198)
Segment EBITDA(1)	$226,478	$141,507	$41,822	$(57,191)	$352,616
Nine Months Ended September 30, 2023
Income (loss) from operations	$193,134	$39,406	$35,344	$(66,376)	$201,508
Depreciation and amortization	5,534	87,179	3,788	13,753	110,254
Other (expense) income	(250)	(86)	2	965	631
Losses from equity-method investments, net of tax	—	—	—	(580)	(580)
Segment EBITDA(1)	$198,418	$126,499	$39,134	$(52,238)	$311,813
(1) Total Segment EBITDA is equal to EBITDA, which is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of EBITDA and a reconciliation to net income, the most directly comparable GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees billed to members (which we refer to as system-wide sales), the number of new club openings, same club sales (historically referred to as same store sales) for both corporate-owned and franchisee-owned clubs, EBITDA, Adjusted EBITDA, Segment EBITDA, Adjusted net income and Adjusted net income per share, diluted. See “—Non-GAAP financial measures” below for our definition of EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted and why we present EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted, and for a reconciliation of our EBITDA, Adjusted EBITDA, and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, and a reconciliation of Adjusted net income per share, diluted to net income per share, diluted, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Number of new club openings
The number of new club openings reflects clubs opened during a particular reporting period for both corporate-owned and franchisee-owned clubs. Opening new clubs is an important part of our growth strategy and we expect the majority of our future new clubs will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned clubs, we incur pre-opening costs, such as rent expense, labor expense, marketing expense and other operating expenses. Our clubs open with an initial start-up period of higher than normal marketing and operating expenses, particularly as a percentage of monthly revenue. New clubs may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned club base:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchisee-owned clubs:
Clubs operated at beginning of period	2,358	2,230	2,319	2,176
New clubs opened	12	24	52	82
Clubs debranded, sold, closed or consolidated(1)	(1)	—	(2)	(4)
Clubs operated at end of period	2,369	2,254	2,369	2,254
Corporate-owned clubs:
Clubs operated at beginning of period	259	242	256	234
New clubs opened	9	2	12	6
Clubs acquired from franchisees	—	—	—	4
Clubs operated at end of period	268	244	268	244
Total clubs:
Clubs operated at beginning of period	2,617	2,472	2,575	2,410
New clubs opened	21	26	64	88
Clubs debranded, sold, closed or consolidated(1)	(1)	—	(2)	—
Clubs operated at end of period	2,637	2,498	2,637	2,498
(1) The term “debranded” refers to a franchisee-owned club whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded clubs from continuing to operate as fitness clubs. The term “consolidated” refers to the combination of a franchisee’s club with another club located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining club.
Same club sales
Same club sales refers to year-over-year sales comparisons for the same club sales base of both corporate-owned and franchisee-owned clubs. We define the same club sales base to include those clubs that have been open and for which monthly membership dues have been billed for longer than 12 months. We measure same club sales based solely upon monthly dues billed to members of our corporate-owned and franchisee-owned clubs.
Several factors affect our same club sales in any given period, including the following:
•the number of clubs that have been in operation for more than 12 months;
•the percentage mix and pricing of PF Black Card and standard Classic Card memberships in any period;
•growth in total net memberships per club;
•consumer recognition of our brand and our ability to respond to changing consumer preferences;
•overall economic trends, particularly those related to consumer spending;
•our ability and our franchisees’ ability to operate clubs effectively and efficiently to meet consumer expectations;
•marketing and promotional efforts;
•local competition;
•trade area dynamics; and
•opening of new clubs in the vicinity of existing locations.
We present same club sales as compared to the same period in the prior year for all clubs that have been open and for which monthly membership dues have been billed for longer than 12 months, beginning with the 13th month and thereafter, as applicable. Same club sales of our international clubs are calculated on a constant currency basis, meaning that we translate the current year’s same club sales of our international clubs at the same exchange rates used in the prior year. Since opening new clubs is a significant component of our revenue growth, same club sales is only one measure of how we evaluate our performance.

Clubs acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same club sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These clubs are included in the corporate-owned or franchisee-owned same club sales base, as applicable, following the 12th month after the acquisition or sale. These clubs remain in the system-wide same club sales base in all periods. The following table shows our same club sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Same club sales growth:
Franchisee-owned clubs	4.5%	8.2%	5.0%	8.8%
Corporate-owned clubs	3.4%	10.1%	4.5%	10.7%
System-wide clubs	4.3%	8.4%	4.9%	9.0%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,369	2,116	2,369	2,116
Corporate-owned clubs	265	230	265	231
System-wide clubs	2,634	2,350	2,634	2,351
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we collect from our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by our corporate-owned clubs. While we do not record sales by franchisees as revenue, and such sales are not included in our condensed consolidated financial statements, we believe that this operating measure aids in understanding how we derive royalty revenue and is important in evaluating our performance. We bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.2 billion and $1.1 billion during the three months ended September 30, 2024 and 2023, respectively, and $3.6 billion and $3.3 billion for the nine months ended September 30, 2024 and 2023, respectively.
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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$42,395	$41,324	$126,680	$110,272
Interest income	(5,610)	(4,245)	(16,687)	(12,339)
Interest expense	26,603	21,704	72,569	64,771
Provision for income taxes	16,523	13,474	49,824	38,855
Depreciation and amortization	41,033	37,477	120,230	110,254
EBITDA	120,944	109,734	352,616	311,813
Purchase accounting adjustments-revenue(1)	29	45	91	378
Purchase accounting adjustments-rent(2)	170	173	512	461
Loss on reacquired franchise rights(3)	—	—	—	110
Transaction fees and acquisition-related costs(4)	—	—	—	394
Severance costs(5)	—	—	1,602	1,220
Executive transition costs(6)	1,342	2,502	2,973	2,502
Legal matters(7)	—	—	—	6,250
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment(8)	292	(101)	849	(6)
Dividend income on held-to-maturity investment(9)	(553)	(511)	(1,618)	(1,490)
Loss (gain) on remeasurement of tax benefit arrangement(10)	575	—	(774)	—
Amortization of basis difference of equity-method investments(11)	240	—	709	—
Other(12)	32	50	(75)	(590)
Adjusted EBITDA	$123,071	$111,892	$356,885	$321,042
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
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. The rent related purchase accounting adjustments are adjustments to rent expense recorded in club operations on our condensed consolidated statements of operations, which reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred, as well as the amortization of favorable and unfavorable lease intangible assets.
(3) Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned clubs. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other (gains) losses, net on our condensed consolidated statement of operations.
(4) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned clubs.
(5) Represents severance related expenses recorded in connection with a reduction in force during the nine months ended September 30, 2024 and the elimination of the President and Chief Operating Officer position during the nine months ended September 30, 2023.
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
(9) Represents dividend income recognized on the Company’s held-to-maturity investment.
(10) Represents a loss (gain) related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.

(11) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$42,395	$41,324	$126,680	$110,272
Provision for income taxes	16,523	13,474	49,824	38,855
Purchase accounting adjustments-revenue(1)	29	45	91	378
Purchase accounting adjustments-rent(2)	170	173	512	461
Loss on reacquired franchise rights(3)	—	—	—	110
Transaction fees and acquisition-related costs(4)	—	—	—	394
Severance costs(5)	—	—	1,602	1,220
Executive transition costs(6)	1,342	2,502	2,973	2,502
Legal matters(7)	—	—	—	6,250
Loss (gain) on adjustment of allowance for credit losses on held-to-maturity investment(8)	292	(101)	849	(6)
Dividend income on held-to-maturity investment(9)	(553)	(511)	(1,618)	(1,490)
Loss (gain) on remeasurement of tax benefit arrangement(10)	575	—	(774)	—
Amortization of basis difference of equity-method investments(11)	240	—	709	—
Loss on extinguishment of debt(12)	—	—	2,285	—
Other(13)	32	50	(75)	(590)
Purchase accounting amortization(14)	12,757	12,954	38,272	38,485
Adjusted income before income taxes	73,802	69,910	221,330	196,841
Adjusted income taxes(15)	19,060	18,107	57,161	50,982
Adjusted net income	$54,742	$51,803	$164,169	$145,859
Adjusted net income per share, diluted	$0.64	$0.59	$1.88	$1.64
Adjusted weighted-average shares outstanding, diluted(16)	85,260	88,420	87,101	89,107
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
(2) Represents the impact of rent related purchase accounting adjustments. In accordance with guidance in ASC 805—Business Combinations, in connection with the 2012 Acquisition, the Company’s deferred rent liability was required to be written off as of the acquisition date and rent was recorded on a straight-line basis from the acquisition date through the end of the lease term. This resulted in higher overall rent expense each period than would have otherwise been recorded had the deferred rent liability not been written off as a result of the acquisition push down accounting applied in accordance with ASC 805. The rent related purchase accounting adjustments are adjustments to rent expense recorded in club operations on our condensed consolidated statements of operations, which reflect the difference between the higher rent expense recorded in accordance with GAAP since the acquisition and the rent expense that would have been recorded had the 2012 Acquisition not occurred, as well as the amortization of favorable and unfavorable lease intangible assets.
(3) Represents the impact of a non-cash loss recorded in accordance with ASC 805 – Business Combinations related to our acquisition of franchisee-owned clubs. The loss recorded under U.S. GAAP represents the difference between the fair value and the contractual terms of the reacquired franchise rights and is included in other (gains) losses, net on our condensed consolidated statement of operations.
(4) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned clubs.
(5) Represents severance related expenses recorded in connection with a reduction in force during the nine months ended September 30, 2024 and the elimination of the President and Chief Operating Officer position during the nine months ended September 30, 2023.
(6) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for and stock based compensation associated with certain equity awards granted to the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(7) Represents costs associated with legal matters in which the Company was a defendant. In 2023, this represents an increase in the legal reserve related to preliminary terms of the Preliminary Settlement Agreement. The legal reserve liability was subsequently paid in 2023.
(8) Represents a loss (gain) on the adjustment of the allowance for credit losses on the Company’s held-to-maturity investment.
(9) Represents dividend income recognized on the Company’s held-to-maturity investment.
(10) Represents a loss (gain) related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(11) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(12) Represents the write-off of deferred financing costs associated with the repayment of the 2018-1 Class A-2-II notes prior to the anticipated repayment date.
(13) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(14) Represents the amount of non-cash amortization expense recorded in each period, in accordance with GAAP, which includes $3.1 million for both the three months ended September 30, 2024 and 2023 and $9.3 million for both the nine months ended September 30, 2024 and 2023 of amortization of intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases. This adjustment also includes $9.7 million and $9.9 million for the three months ended September 30, 2024 and 2023, respectively, and $29.0 million and $29.2 million for the nine months ended September 30, 2024 and 2023, respectively, of amortization of intangible assets created in connection with historical acquisitions of franchisee-owned clubs.
(15) Represents corporate income taxes at an assumed effective tax rate of 25.8% for both the three and nine months ended September 30, 2024 and 25.9% for both the three and nine months ended September 30, 2023 applied to adjusted income before income taxes.
(16) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$42,009	84,728	$0.50	$39,134	84,886	$0.46
Net income attributable to non-controlling interests(2)	386	532		2,190	3,534
Net income	42,395			41,324
Adjustments to arrive at adjusted income before income taxes(3)	31,407			28,586
Adjusted income before income taxes	73,802			69,910
Adjusted income taxes(4)	19,060			18,107
Adjusted net income	$54,742	85,260	$0.64	$51,803	88,420	$0.59

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$124,958	86,289	$1.45	$102,973	84,870	$1.21
Net income attributable to non-controlling interests(2)	1,722	812		7,299	4,237
Net income	126,680			110,272
Adjustments to arrive at adjusted income before income taxes(3)	94,650			86,569
Adjusted income before income taxes	221,330			196,841
Adjusted income taxes(4)	57,161			50,982
Adjusted net income	$164,169	87,101	$1.88	$145,859	89,107	$1.64
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.8% for both the three and nine months ended September 30, 2024 and 25.9% for both the three and nine months ended September 30, 2023 applied to adjusted income before income taxes.

Results of operations
Comparison of the three months ended September 30, 2024 and three months ended September 30, 2023
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended September 30,
	2024		2023
(in thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenue:
Franchise	$82,873	28.4%	$80,587	29.0%
National advertising fund revenue	19,542	6.7%	17,578	6.3%
Franchise segment	102,415	35.1%	98,165	35.4%
Corporate-owned clubs	128,132	43.8%	113,245	40.8%
Equipment	61,699	21.1%	66,141	23.8%
Total revenue	292,246	100.0%	277,551	100.0%
Operating costs and expenses:
Cost of revenue	45,701	15.6%	53,751	19.4%
Club operations	71,614	24.5%	63,120	22.7%
Selling, general and administrative	32,647	11.2%	33,290	12.0%
National advertising fund expense	19,720	6.8%	17,618	6.4%
Depreciation and amortization	41,033	14.0%	37,477	13.5%
Other losses (gains), net	280	0.1%	(56)	—%
Total operating costs and expenses	210,995	72.2%	205,200	73.9%
Income from operations	81,251	27.8%	72,351	26.1%
Other income (expense), net:
Interest income	5,610	1.9%	4,245	1.5%
Interest expense	(26,603)	(9.1)%	(21,704)	(7.8)%
Other (expense) income, net	(558)	(0.2)%	148	0.1%
Total other expense, net	(21,551)	(7.4)%	(17,311)	(6.2)%
Income before income taxes	59,700	20.4%	55,040	19.8%
Provision for income taxes	16,523	5.7%	13,474	4.9%
Losses from equity-method investments, net of tax	(782)	(0.3)%	(242)	(0.1)%
Net income	42,395	14.5%	41,324	14.9%
Less net income attributable to non-controlling interests	386	0.1%	2,190	0.8%
Net income attributable to Planet Fitness, Inc.	$42,009	14.4%	$39,134	14.1%
Revenue
Total revenue was $292.2 million for the three months ended September 30, 2024, compared to $277.6 million for three months ended September 30, 2023, an increase of $14.7 million, or 5.3%.
Franchise segment revenue was $102.4 million for the three months ended September 30, 2024, compared to $98.2 million for three months ended September 30, 2023, an increase of $4.3 million, or 4.3%.
Franchise revenue was $82.9 million for the three months ended September 30, 2024, compared to $80.6 million for the three months ended September 30, 2023, an increase of $2.3 million, or 2.8%. Included in franchise revenue is royalty revenue of $69.9 million, franchise and other fees of $7.9 million, and placement revenue of $4.5 million for the three months ended September 30, 2024, respectively, compared to royalty revenue of $64.0 million, franchise and other fees of $9.4 million, and placement revenue of $5.9 million for the three months ended September 30, 2023, respectively. Of the $6.0 million increase in royalty revenue, $3.2 million was attributable to a franchise same club sales increase of 4.5%, $1.6 million was attributable to new clubs opened since July 1, 2023 and $1.2 million was from higher royalties on annual fees. Partially offsetting the increase in franchise revenue was a $1.5 million decrease in franchise and other fees, a $1.4 million decrease in placement revenue primarily driven by lower equipment placements, and a $0.9 million decrease in revenue associated with the sale of HVAC units to franchisees.

National advertising fund revenue was $19.5 million for the three months ended September 30, 2024, compared to $17.6 million for the three months ended September 30, 2023, an increase of $2.0 million, or 11.2%. This increase was primarily attributable to $1.1 million from higher same club sales and new clubs opened since July 1, 2023 and $0.7 million from the collection of national advertising fund revenue on annual fees.
Revenue from our corporate-owned clubs segment was $128.1 million for the three months ended September 30, 2024, compared to $113.2 million for the three months ended September 30, 2023, an increase of $14.9 million, or 13.1%. This increase was primarily attributable to $9.6 million from corporate-owned clubs included in the same club sales base, of which $4.6 million was attributable to a same club sales increase of 3.4%, $1.1 million was attributable to higher annual fee revenue and $3.9 million was attributable to other fees. Additionally, $5.3 million was from new clubs opened since July 1, 2023.
Equipment segment revenue was $61.7 million for the three months ended September 30, 2024, compared to $66.1 million for the three months ended September 30, 2023, a decrease of $4.4 million, or 6.7%. This decrease was primarily attributable to lower revenue from equipment sales to new franchisee-owned clubs. In the three months ended September 30, 2024, we had equipment sales to 15 new franchisee-owned clubs compared to 22 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $45.7 million for the three months ended September 30, 2024, compared to $53.8 million for the three months ended September 30, 2023, a decrease of $8.1 million, or 15.0%. Of the decrease, $6.5 million was attributable to the equipment segment, primarily due to lower equipment sales to new franchisee-owned clubs, as described above, as well as lower equipment costs from an updated equipment mix as a result of the adoption of the new growth model. The remaining decrease was primarily due to lower cost of HVAC units sold to franchisees.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $71.6 million for the three months ended September 30, 2024, compared to $63.1 million for the three months ended September 30, 2023, an increase of $8.5 million, or 13.5%. This increase was primarily attributable to $5.7 million from new clubs opened since July 1, 2023 and $2.8 million from corporate-owned clubs included in the same club sales base as a result of higher payroll, operational and rent and occupancy expenses.
Selling, general and administrative
Selling, general and administrative expenses was $32.6 million for the three months ended September 30, 2024, compared to $33.3 million for the three months ended September 30, 2023, a decrease of $0.6 million, or 1.9%. This decrease was primarily attributable to lower marketing expenses and severance related costs partially offset by higher consulting costs and higher expenses related to the franchisee conference held in the current year period.
National advertising fund expense
National advertising fund expense was $19.7 million for the three months ended September 30, 2024, compared to $17.6 million for the three months ended September 30, 2023, an increase of $2.1 million, or 11.9%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $41.0 million for the three months ended September 30, 2024, compared to $37.5 million for the three months ended September 30, 2023, an increase of $3.6 million, or 9.5%. This increase was primarily attributable to the new clubs opened since July 1, 2023.
Other losses (gains), net
Other losses (gains), net was a $0.3 million loss for the three months ended September 30, 2024, compared to a $0.1 million gain for the three months ended September 30, 2023, an increase in other losses of $0.3 million.
Interest income
Interest income was $5.6 million for the three months ended September 30, 2024, compared to $4.2 million for the three months ended September 30, 2023, an increase of $1.4 million, or 32.2%. This increase was primarily due to a higher balance of cash and cash equivalents and investments in marketable securities with higher yielding interest rates in the current period compared to the same period last year.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense was $26.6 million for the three months ended September 30, 2024, compared to $21.7 million for the three months ended September 30, 2023, an increase of $4.9 million, or 22.6%. This increase was primarily from higher interest expense related to the issuance of the 2024 Notes in June 2024.
Other (expense) income, net
Other (expense) income, net was a $0.6 million expense for the three months ended September 30, 2024, compared to a $0.1 million income for the three months ended September 30, 2023, a decrease in other income of $0.7 million. This decrease was primarily attributable to $0.6 million on the remeasurement of our tax benefit arrangements due to changes in our deferred state tax rate.
Provision for income taxes
Income tax expense was $16.5 million for the three months ended September 30, 2024, compared to $13.5 million for the three months ended September 30, 2023, an increase of $3.0 million, or 22.6%. This increase is primarily attributable to our higher income before taxes in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
The Company’s effective tax rate was 27.7% for the three months ended September 30, 2024, compared to 24.5% in the prior year period. The increase in the effective income tax rate was primarily due to non-deductible expenses and remeasurement of deferred tax assets.
Segment results
Franchise
Franchise segment EBITDA was $72.8 million for the three months ended September 30, 2024, compared to $67.6 million for the three months ended September 30, 2023, an increase of $5.2 million, or 7.7%. This increase was primarily due to higher franchise and NAF revenue of $2.3 million and $2.0 million, respectively, as described above, $1.6 million of lower selling, general and administrative expense, and $1.4 million of lower cost of revenue primarily from lower cost of HVAC units sold to franchisees, as described above, partially offset by $2.1 million of higher NAF expense.
Corporate-owned clubs
Corporate-owned clubs segment EBITDA was $50.1 million for the three months ended September 30, 2024, compared to $44.3 million for the three months ended September 30, 2023, an increase of $5.8 million, or 13.2%. This increase was primarily attributable to $7.0 million from corporate-owned clubs included in the same club sales base, partially offset by lower EBITDA of $0.6 million from new clubs opened since July 1, 2023 and $0.6 million of higher selling, general and administrative expense. Depreciation and amortization increased $2.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and was primarily attributable to new clubs opened since July 1, 2023.
Equipment
Equipment segment EBITDA was $18.5 million for the three months ended September 30, 2024, compared to $16.4 million for the three months ended September 30, 2023, an increase of $2.1 million, or 12.5%. This increase was primarily driven by higher margin equipment sales related to an updated equipment mix as a result of the adoption of the new growth model, partially offset by lower equipment sales to new franchisee-owned clubs, as described above.

Comparison of the nine months ended September 30, 2024 and nine months ended September 30, 2023
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Nine Months Ended September 30,
	2024		2023
(in thousands)	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenue:
Franchise	$254,783	30.3%	$237,313	30.2%
National advertising fund revenue	59,442	7.1%	52,378	6.7%
Franchise segment	314,225	37.4%	289,691	36.8%
Corporate-owned clubs	375,976	44.7%	332,885	42.3%
Equipment	151,003	18.0%	163,664	20.8%
Total revenue	841,204	100.0%	786,240	100.0%
Operating costs and expenses:
Cost of revenue	116,628	13.9%	132,561	16.9%
Club operations	216,119	25.7%	188,011	23.9%
Selling, general and administrative	93,453	11.1%	93,705	11.9%
National advertising fund expense	59,624	7.1%	52,496	6.7%
Depreciation and amortization	120,230	14.3%	110,254	14.0%
Other losses, net	698	0.1%	7,705	1.0%
Total operating costs and expenses	606,752	72.1%	584,732	74.4%
Income from operations	234,452	27.9%	201,508	25.6%
Other income (expense), net:
Interest income	16,687	2.0%	12,339	1.6%
Interest expense	(72,569)	(8.6)%	(64,771)	(8.2)%
Other income, net	1,132	0.1%	631	0.1%
Total other expense, net	(54,750)	(6.5)%	(51,801)	(6.6)%
Income before income taxes	179,702	21.4%	149,707	19.0%
Provision for income taxes	49,824	5.9%	38,855	4.9%
Losses from equity-method investments, net of tax	(3,198)	(0.4)%	(580)	(0.1)%
Net income	126,680	15.1%	110,272	14.0%
Less net income attributable to non-controlling interests	1,722	0.2%	7,299	0.9%
Net income attributable to Planet Fitness, Inc.	$124,958	14.9%	$102,973	13.1%
Revenue
Total revenue was $841.2 million for the nine months ended September 30, 2024, compared to $786.2 million for nine months ended September 30, 2023, an increase of $55.0 million, or 7.0%.
Franchise segment revenue was $314.2 million for the nine months ended September 30, 2024, compared to $289.7 million for nine months ended September 30, 2023, an increase of $24.5 million, or 8.5%.
Franchise revenue was $254.8 million for the nine months ended September 30, 2024, compared to $237.3 million for the nine months ended September 30, 2023, an increase of $17.5 million, or 7.4%. Included in franchise revenue is royalty revenue of $215.3 million, franchise and other fees of $25.6 million, and placement revenue of $11.8 million for the nine months ended September 30, 2024, respectively, compared to royalty revenue of $195.3 million, franchise and other fees of $26.1 million, and placement revenue of $13.8 million for the nine months ended September 30, 2023, respectively. Of the $20.0 million increase in royalty revenue, $10.3 million was attributable to a franchise same club sales increase of 5.0%, $5.0 million was attributable to new clubs opened since January 1, 2023 and $4.7 million was from higher royalties on annual fees. The $2.0 million decrease in placement revenue was primarily driven by lower new and existing equipment placements.
National advertising fund revenue was $59.4 million for the nine months ended September 30, 2024, compared to $52.4 million for the nine months ended September 30, 2023, an increase of $7.1 million, or 13.5%. This increase was primarily attributable to $3.4 million from higher same club sales and new clubs opened since January 1, 2023 and $3.1 million from the collection of national advertising fund revenue on annual fees.
Revenue from our corporate-owned clubs segment was $376.0 million for the nine months ended September 30, 2024, compared to $332.9 million for the nine months ended September 30, 2023, an increase of $43.1 million, or 12.9%. This increase was primarily attributable to $26.8 million from corporate-owned clubs included in the same club sales base, of which $11.9 million was attributable to a same club sales increase of 4.5%, $5.8 million was attributable to higher annual fee revenue and $9.1 million was attributable to other fees. Additionally, $16.3 million was from new clubs opened and acquired since January 1, 2023.
Equipment segment revenue was $151.0 million for the nine months ended September 30, 2024, compared to $163.7 million for the nine months ended September 30, 2023, a decrease of $12.7 million, or 7.7%. This decrease was primarily attributable to $10.6 million of lower revenue from equipment sales to new franchisee-owned clubs and $2.1 million of lower revenue from equipment sales to existing franchisee-owned clubs. In the nine months ended September 30, 2024, we had equipment sales to 47 new franchisee-owned clubs compared to 64 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $116.6 million for the nine months ended September 30, 2024, compared to $132.6 million for the nine months ended September 30, 2023, a decrease of $15.9 million, or 12.0%. Of the decrease, $14.6 million was attributable to the equipment segment, primarily due to lower equipment sales to new and existing franchisee-owned clubs, as described above, as well as lower equipment costs from an updated equipment mix as a result of the adoption of the new growth model. The remaining decrease was primarily due to lower cost of placement services compared to the prior year period.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $216.1 million for the nine months ended September 30, 2024, compared to $188.0 million for the nine months ended September 30, 2023, an increase of $28.1 million, or 15.0%. This increase was primarily attributable to $16.3 million from new clubs opened and acquired since January 1, 2023 and $11.8 million from corporate-owned clubs included in the same club sales base as a result of higher payroll, operational, rent and occupancy and marketing expenses.
Selling, general and administrative
Selling, general and administrative expenses were $93.5 million for the nine months ended September 30, 2024, compared to $93.7 million for the nine months ended September 30, 2023, a decrease of $0.3 million, or 0.3%. This decrease was primarily attributable to lower marketing expenses and severance related costs partially offset by higher consulting costs and higher expenses related to the franchisee conference held in the current year period.
National advertising fund expense
National advertising fund expense was $59.6 million for the nine months ended September 30, 2024, compared to $52.5 million for the nine months ended September 30, 2023, an increase of $7.1 million, or 13.6%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $120.2 million for the nine months ended September 30, 2024, compared to $110.3 million for the nine months ended September 30, 2023, an increase of $10.0 million, or 9.0%. This increase was primarily attributable to new clubs opened and acquired since January 1, 2023.
Other losses, net
Other losses, net was $0.7 million for the nine months ended September 30, 2024, compared to $7.7 million for the nine months ended September 30, 2023, a decrease of $7.0 million, or 90.9%. The decrease was primarily the result of a legal reserve recorded in the prior year period.
Interest income
Interest income was $16.7 million for the nine months ended September 30, 2024, compared to $12.3 million for the nine months ended September 30, 2023, an increase of $4.3 million, or 35.2%. This increase was primarily due to a higher balance of cash and cash equivalents and investments in marketable securities with higher yielding interest rates in the current period compared to the same period last year.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.

Interest expense was $72.6 million for the nine months ended September 30, 2024, compared to $64.8 million for the nine months ended September 30, 2023, an increase of $7.8 million, or 12.0%. This increase was primarily from higher interest expense related to the issuance of the 2024 Notes in June 2024 and the write-off of deferred financing costs associated with the prepayment of the 2018 Notes.
Other income, net
Other income, net was $1.1 million for the nine months ended September 30, 2024, compared to $0.6 million for the nine months ended September 30, 2023, an increase of $0.5 million, or 79.4%. This increase was primarily attributable to a $0.8 million gain on the remeasurement of our tax benefit arrangements due to changes in our deferred state tax rate in the nine months ended September 30, 2024.
Provision for income taxes
Income tax expense was $49.8 million for the nine months ended September 30, 2024, compared to $38.9 million for the nine months ended September 30, 2023, an increase of $11.0 million, or 28.2%. This increase is primarily attributable to our higher income before taxes in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
The Company’s effective tax rate was 27.7% for the nine months ended September 30, 2024, compared to 26.0% in the prior year period. The increase in the effective income tax rate was primarily due to non-deductible compensation and remeasurement of deferred tax assets.
Segment results
Franchise
Franchise segment EBITDA was $226.5 million for the nine months ended September 30, 2024, compared to $198.4 million for the nine months ended September 30, 2023, an increase of $28.1 million, or 14.1%. This increase was primarily due to higher franchise and NAF revenue of $17.5 million and $7.1 million, respectively, as described above, a $6.1 million decrease in other losses, net due to a legal reserve recorded in the prior year period, as described above, and $3.8 million of lower selling, general and administrative expense, partially offset by $7.1 million of higher NAF expense.
Corporate-owned clubs
Corporate-owned clubs segment EBITDA was $141.5 million for the nine months ended September 30, 2024, compared to $126.5 million for the nine months ended September 30, 2023, an increase of $15.0 million, or 11.9%. This increase was primarily attributable to $15.8 million from corporate-owned clubs included in the same club sales base and $1.3 million from the acquisition of four clubs in Florida in the prior year, partially offset by lower EBITDA of $1.7 million from new clubs opened since January 1, 2023 and $1.5 million of higher selling, general and administrative expense. Depreciation and amortization increased $7.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and was primarily attributable to new clubs opened and acquired since January 1, 2023.
Equipment
Equipment segment EBITDA was $41.8 million for the nine months ended September 30, 2024, compared to $39.1 million for the nine months ended September 30, 2023, an increase of $2.7 million, or 6.9%. This increase was primarily driven by higher margin equipment sales related to an updated equipment mix as a result of the adoption of the new growth model, partially offset by lower equipment sales to new franchisee-owned clubs, as noted above.
Liquidity and capital resources
As of September 30, 2024, we had $298.8 million of cash and cash equivalents, $108.6 million of short-term marketable securities, $55.5 million of long-term marketable securities and $67.8 million of restricted cash.
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

Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$294,742	$266,920
Investing activities	(148,311)	(247,915)
Financing activities	(101,547)	(136,386)
Effect of foreign exchange rates on cash	(456)	233
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,428	$(117,148)
Operating activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $294.7 million compared to $266.9 million in the nine months ended September 30, 2023, an increase of $27.8 million, or 10.4%. Of the increase, $35.8 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities. This increase was partially offset by $8.0 million of unfavorable changes in working capital primarily attributable to an increase in accounts receivable, a decrease in other liabilities and other current liabilities and higher payments made under tax benefit arrangements compared to the prior year period. These changes in working capital were partially offset by an increase in accounts payable and accrued expenses, a decrease in other assets and other current assets, and a higher cash outflow related to leases compared to the prior year period.
Investing activities
For the nine months ended September 30, 2024, net cash used in investing activities was $148.3 million compared to $247.9 million in the nine months ended September 30, 2023, a decrease of $99.6 million. The primary drivers of the decrease in cash used were $81.1 million of lower net investments in marketable securities, $26.3 million from cash used in the acquisition of corporate-owned clubs in the prior year period, and $20.0 million from cash used for an equity method investment in the prior year period, partially offset by $28.3 million of higher capital expenditures in the current year period.
Capital expenditures were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
New corporate-owned clubs	$47,337	$29,540
Existing corporate-owned clubs	49,778	38,044
Information systems	14,761	16,953
Corporate and all other	1,092	99
Total capital expenditures	$112,968	$84,636
Financing activities
For the nine months ended September 30, 2024, net cash used in financing activities was $101.5 million compared to $136.4 million in the nine months ended September 30, 2023, a decrease of $34.8 million. The primary drivers of the decrease were a $200.4 million increase in net cash provided from long-term debt, consisting of $800.0 million of borrowings, $587.5 million of principal payments and $12.1 million of deferred financing costs incurred, and an $8.6 million increase in cash provided primarily from option exercise proceeds, partially offset by a $175.2 million increase in cash used for share repurchases in in the current year period.
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

In February 2022, the Master Issuer issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of 2022 Variable Funding Notes, including a letter of credit facility. The 2022 Variable Funding Notes are undrawn as of September 30, 2024.
Except as noted above, there were no material changes to the terms of any debt obligations in the nine months ended September 30, 2024. The Company was in compliance with its debt covenants as of September 30, 2024. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of September 30, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $4.7 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of September 30, 2024 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended September 30, 2024. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s exposure to market risk.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2024.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
7/31/2024	—	—	—	$74,964,974
8/31/2024	—	—	—	$74,964,974
9/30/2024	668,432	76.88	668,432	$500,000,000
Total	668,432	$76.88	668,432
(1) On November 4, 2022, our board of directors approved a share repurchase program of up to $500,000,000, which replaced the previously approved November 5, 2019 share repurchase program. On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500,000,000 to replace the previously approved November 4, 2022 share repurchase program, which became effective on September 16, 2024 upon the completion of the ASR Agreement (defined below). Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.
(2) On June 12, 2024, the Company entered into a $280,000,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on June 14, 2024, the Company paid the Bank $280,000,000 in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, representing 80% of the total ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another. Final settlement of the ASR Agreement occurred on September 16, 2024. At final settlement, the Bank delivered 668,432 additional shares of the Company’s Class A common stock, which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $76.88 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement.
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: November 7, 2024	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)