Form 10-K
period 2024-12-31
Planet Fitness, Inc.
filed 2025-02-25
CIK 1637207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2024 was approximately $6.2 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 18, 2025, was 84,330,138 shares and 341,841 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders to be held May 6, 2025, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and our annual report to shareholders contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “might,” “goal,” “plan,” “prospect,” “predict,” “project,” “target,” “potential,” “assumption,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” “future,” “strategy,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements, although not all forward-looking statements include these identifying words. Forward-looking statements include, among others, statements we make regarding our future financial position, business strategy, budgets, projected costs and plans, future industry growth, financing sources, potential return of capital initiatives, the impact of litigation, government inquiries and investigations, and all other statements regarding our intent, plans, beliefs or expectations that do not relate solely to historical facts. These forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of the business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. These forward-looking statements are subject to a number of applicable risks, uncertainties, assumptions and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements in “Item 1A. – Risk Factors” of this report. In light of the significant risks and uncertainties inherent in forward-looking statements, we caution investors not to place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders, which reflect our views only as of the date of this report. Except as required by law, neither we nor any of our affiliates or representatives undertake any obligation to provide additional information or to correct or update any information set forth in this report, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business
Planet Fitness, Inc. is a Delaware corporation formed on March 16, 2015. Planet Fitness, Inc. Class A common stock trades on the New York Stock Exchange under the symbol “PLNT.”
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean clubs are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and strength-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups. We offer this differentiated fitness experience starting at only $15 per month to new members for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, inclusive of all fitness levels from beginners to athletes. We create a non-intimidating environment where everyone is welcome. We and our franchisees fiercely protect Planet Fitness’s community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
In 2024, we recorded revenues of $1.2 billion and had system-wide sales of $4.8 billion, which we define as monthly dues and annual fees billed by us and our franchisees. We ended the year with approximately 19.7 million members and 2,722 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. System-wide sales for 2024 included $4.3 billion attributable to franchisee-owned clubs, from which we generate royalty revenue, and $515.3 million attributable to our corporate-owned clubs. Of our 2,722 clubs, 2,445 are franchised and 277 are corporate-owned. Under signed area development agreements (“ADAs”) and franchise agreements as of December 31, 2024, our franchisees have committed to open approximately 900 additional clubs.
In 2024, our corporate-owned clubs had a Segment Adjusted EBITDA margin of 37.6% and clubs that have been in operation for more than 12 months had average unit volumes (“AUVs”) of approximately $1.9 million with four-wall Adjusted EBITDA margins (an assessment of club-level profitability which includes local and national advertising expense) of approximately 42.2%, or approximately 35.1% after applying the current 7% royalty rate. Based on franchisee business reviews and management estimates, we believe that, on average, franchisee clubs achieve four-wall adjusted EBITDA margins in line with these corporate-owned clubs. For a reconciliation of Segment Adjusted EBITDA margin to four-wall Adjusted EBITDA margin to Royalty adjusted four-wall EBITDA margin for corporate-owned clubs, see “Reconciliations of Non-GAAP Financial Measures.”
Planet Fitness – Home of the Judgement Free Zone
We bring fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:
•Welcoming, non-intimidating environment: We believe fitness is essential to both physical and mental health, and every member should feel accepted and respected when they walk into a Planet Fitness regardless of their fitness level. Our clubs provide a Judgement Free environment where members can experience a non-intimidating and supportive environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. We outfit our clubs with cardio and strength equipment, as well as free weights, while reinforcing our brand promise to Grow Stronger Together. We make each other feel accepted and supported, leading to resilience, confidence and growth within fitness and life.
•Distinct club experience: Because our clubs are typically 20,000 square feet and we do not offer non-essential amenities such as group exercise classes, pools, day care centers and juice bars, we have more space for the equipment our members do use. We believe our tailored use of space is, at least in part, why we have not needed to impose time limits on our cardio machines. Part of our unique club experience is the diligence our members and employees have to maintain a clean and sanitized environment. Members’ etiquette typically includes wiping down the equipment before and after use with our sanitization spray.
•Exceptional value for members: In the U.S., starting at only $15 per month to new members, our standard Classic Card membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction to all members in small groups. And, for generally $24.99 per month, our PF Black Card members have access to all of our clubs system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our clubs that provide amenities such as water massage beds, massage chairs, tanning equipment and more. Through our mobile application and website we also provide all members access to unlock special discounts, promotions and offers from certain brands and third-party retail partners year-round, which we refer to as “PF Perks”.
Our competitive strengths
We attribute our success to the following strengths:
•Market leader with differentiated member experience, nationally recognized brand and scale advantage. We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand.
•Differentiated member experience. Planet Fitness is the home of the Judgement Free Zone, a place where people of all fitness levels can feel comfortable working out at their own pace, feel supported in their efforts and not feel intimidated. Our philosophy is simple: Planet Fitness is an environment where members can relax, go at their own pace and be themselves without ever having to worry about being judged. No matter what size the goal, we believe that all of these accomplishments deserve to be celebrated.
•Nationally recognized brand. We have developed a highly relatable and recognizable brand focused on providing our members with a judgement free environment. We do so through fun and memorable marketing campaigns and in-club signage. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have updated tri-annually.
•Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers, and the ability to attract high-quality franchisee partners. In addition, we estimate that our U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees spend 7% of their monthly membership dues on local advertising, enabled us and our franchisees to spend over $330 million combined in 2024.
•Exceptional value proposition that appeals to a broad member demographic. Our low monthly membership dues combined with our non-intimidating and welcoming environment, enable us to attract a broad member demographic based on age, household income, gender and ethnicity. Our member base is approximately 51% male and our members come from households of all income levels. Approximately 20% of our clubs are located in areas that the U.S. government deems “low income,” providing access to improve health and wellness in underserved communities. Our broad appeal and variety of equipment within our clubs enable us to continue to target a large segment of the population in a variety of markets and geographies.
•Highly attractive franchise system built for growth. Our easy-to-operate model, strong club-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our strategy to be predominantly franchisee-owned enables us to scale more rapidly than a predominantly company-owned strategy. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital into the brand, with substantially all of our new clubs in 2024 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness club base and brand.
•Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2024, approximately 90% of both our corporate-owned club and franchise revenues consisted of recurring revenue streams, which include royalties, monthly dues and annual fees. Our franchisees are obligated to purchase fitness equipment from us or our required vendors for their new clubs and to replace this equipment approximately every five to nine years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new clubs.
Our growth strategies
We believe there are significant opportunities to grow our brand awareness, increase our revenues and profitability and deliver shareholder value by executing on the following strategies:

•Continue to grow our club base across a broad range of domestic and international markets. We have meaningfully grown our club count over the last four years, expanding from 2,124 clubs as of December 31, 2020 to 2,722 clubs as of December 31, 2024. As of December 31, 2024, our franchisees have contractual obligations to open approximately 900 additional clubs, including more than 500 over the next three years. Because our clubs are successful across a wide range of geographies and demographics with varying market characteristics, we believe that our high level of brand awareness and low per capita penetration creates a significant opportunity to open new Planet Fitness clubs both in the U.S. and internationally. Based on our internal and third-party analyses, we believe we have the potential to grow our club base to over 5,000 clubs in the U.S. alone.
•Drive revenue growth and system-wide same club sales. We have a significant history of positive system-wide same club sales growth and expect to achieve system-wide same club sales growth primarily by:
•Attracting new members to existing Planet Fitness clubs. As the population in the markets where we operate continue to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of these populations given our affordability and appeal to all fitness levels. Over the years, we have seen our membership penetration rates of each successive generation increase compared to the previous generations. We continue to evolve our offerings and enhance our free fitness training program to appeal to our target member base. In addition to our in club experience, we also provide more than 500 workouts to both existing members and prospects via the free Planet Fitness mobile application, featuring differentiated content geared toward engaging with our community inside and outside of our four walls.
•Increasing mix of PF Black Card memberships by enhancing value and member experience. We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members’ standard Classic Card memberships to our premium PF Black Card membership. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through the ability to use any Planet Fitness location, free guest privileges, access premium content and PF Perks on the Planet Fitness mobile app and additional in-club amenities, such as tanning equipment, water massage beds, massage chairs and hot/cold recovery lounges. Our PF Black Card penetration percentage has increased from 61% as of December 31, 2020 to 64% as of December 31, 2024, and our average monthly dues per member have increased from $17.01 to $19.01 over the same period. For a definition of PF Black Card penetration percentage, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.“—How We Assess the Performance of our Business.”
•Increase brand investment to drive awareness and growth. We plan to continue to increase our strong brand awareness by leveraging significant marketing expenditures by our franchisees and us, which we believe will result in increased membership in new and existing clubs and continue to attract high-quality franchisee partners. Under our current franchise agreement, franchisees are required to contribute 2% annually of their gross monthly and annual membership dues to our National Advertising Fund (“NAF”) and Canadian Advertising Fund (“CAF” collectively with the NAF the “NAFs”). As of December 31, 2024, our U.S. agency structure consists of one national and two local agencies allowing for integration and coordination of our NAFs and local advertising spending. We spent $88.6 million in 2024 to support our national marketing campaigns, our social media platforms and the development of local advertising materials, of which $9.6 million was from our corporate-owned clubs and is included in club operations expense on our consolidated statements of operations. Under our current franchise agreement, franchisees as well as our corporate-owned clubs are also required to spend 7% of their monthly membership dues on local advertising. We expect both our NAFs and local advertising spending to grow as our membership grows.
•Continue to expand royalties from increases in average royalty rate and new franchisees. While our current franchise agreement for the U.S. stipulates a monthly royalty rate of 7% of monthly dues and annual membership fees, as of December 31, 2024, only 57% of our clubs are paying royalties at the current franchise agreement rate, primarily due to lower rates in historical agreements. As new franchisees enter our system and, generally, as current franchisees open new clubs or renew their existing franchise agreements at the current royalty rate, our average system-wide royalty rate will increase. In 2024, our average royalty rate was 6.6% compared to 6.3% in 2020.
•Grow sales from fitness equipment and related services. Our franchisees are contractually obligated to purchase fitness equipment from us, and in certain international markets, from our required vendors. Due to our scale and negotiating power, we believe we offer competitive pricing for high-quality, purple and yellow Planet Fitness-branded fitness equipment. We expect our equipment sales to grow as our franchisees open new clubs and replace their equipment as required every five to nine years. In addition, we believe that regularly refreshing equipment helps our franchise clubs maintain a consistent, high-quality fitness experience and is one of the contributing factors that drives new member growth. In certain international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned clubs.

Our industry
Due to our unique positioning which allows us to appeal to a broad population, inclusive of all fitness levels from beginners to athletes, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market. Both our standard Classic Card and PF Black Card memberships are priced significantly below the 2023 industry average of $65 per month, the latest available estimate from our industry’s trade association, the Health & Fitness Association, formerly known as the International Health, Racquet & Sportsclub Association.
Membership
We make it simple for members to join, whether online, through our mobile application or in-club—no pushy sales tactics, no pressure and no complicated rate structures. Our members generally pay the following amounts (or an equivalent amount in the club’s local currency):

•monthly membership dues starting at only $15 to new members for our standard Classic Card membership, or $24.99 for PF Black Card membership;
•current standard annual fees of $49; and
•enrollment fees of $0 to $59.
Belonging to a Planet Fitness club has perks whether members select the standard Classic Card membership or the premium PF Black Card membership. Every member can take advantage of PF Perks and gets free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness clubs, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our club as well, with exclusive specials and enhanced discount offers from select third-party retail partners in our PF Perks program. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.
As of December 31, 2024, we had approximately 19.7 million members. We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Approximately 82% of membership fee payments to our corporate-owned and franchise clubs are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees.
Our clubs
We had 2,722 clubs system-wide as of December 31, 2024, of which 2,445 were franchised and 277 were corporate-owned, located in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. The map below shows our franchisee-owned clubs by location, and the accompanying table shows our corporate-owned clubs by location.

Franchisee-owned club count by location

AK 6
BC 12
AB 14
SK 3
MB 5
ON 41
NF 2
NB 2
NS 2
ME 7
VT 4
NH 2
MA 82
NY 107
CT 37
RI 19
WA 52
MT 6
ND 5
MN 34
OR 28
ID 8
SD 4
WI 45
MI 94
WY 4
PA 113
NJ 65
IA 20
NE 15
NV 22
UT 15
CO 39
IL 102
IN 66
OH 109
MD 50
DE 7
WV 11
VA 63
DC 3
KS 18
MO 40
KY 40
CA 197
TN 55
NC 73
OK 24
AR 21
SC 17
AZ 57
NM 20
GA 72
MS 25
AL 34
LA 36
TX 198
HI 5
FL 104
Queensland 10
New South Wales 11
Victoria 3
Mexico 35
Panama 7
Puerto Rico 18
Spain 5

Corporate-owned Clubs	
Canada	2
Ontario	2
United States	270
Alabama	6
California	8
Delaware	5
Florida	66
Georgia	23
Maine	5
Massachusetts	4
New Hampshire	22
New Jersey	16
New York	38
North Carolina	17
Pennsylvania	22
South Carolina	36
Vermont	2
Spain	5
Total	**277**

Club model
Our club model is designed to generate attractive four-wall Adjusted EBITDA margins, strong free cash flow and high returns on invested capital for both our corporate-owned and franchisee-owned clubs. Based on franchisee business reviews and management estimates, we believe that, on average, franchisee clubs achieve four-wall adjusted EBITDA margins in line with these corporate-owned club Royalty adjusted four-wall EBITDA margins. The clubs included in these business reviews represent those clubs that disclosed such information in response to our request, and we believe this information reflects a representative sample of franchisees based on the franchisee groups and geographic areas represented by these clubs.
Fitness equipment
We provide our members with high-quality, Planet Fitness-branded fitness equipment from leading suppliers. In order to maintain a consistent experience across our club base, we stipulate specific pieces and quantities of cardio and strength-training equipment and work with franchisees to review and approve layouts and placement. Due to our scale, we are able to negotiate competitive pricing and secure extended warranties from our suppliers. As a result, we believe we offer equipment at more attractive pricing than franchisees could otherwise secure on their own.
Leases
We lease our corporate headquarters (which we refer to as the “New Hampshire Club Support Center”), our corporate-owned club headquarters (which we refer to as the “Florida Club Support Center” and together with the New Hampshire Club Support Center, the “Club Support Centers”) and all but one of our corporate-owned clubs. Our club leases typically have initial terms of 10 to 12 years with two five-year renewal options, exercisable at our discretion. Our Club Support Centers serve as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions.
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchisee-owned clubs and historically have generally not guaranteed franchisees’ lease agreements, although we have done so in a few certain instances.

Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness clubs, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2024, there were 2,445 franchised Planet Fitness clubs operated by 96 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2024, approximately 99% of all franchise clubs were owned and operated by a franchisee group that owned at least three clubs, and while our largest franchisee owned 196 clubs, only 44% of our franchisee groups own 10 or more clubs. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing.
Area development agreements
An ADA specifies the number of Planet Fitness clubs to be developed by the franchisee in a designated geographic area and requires the franchisee to meet certain scheduled deadlines for the development and opening of each Planet Fitness club authorized by the ADA. If the franchisee meets those obligations and otherwise complies with the terms of the ADA, with a few limited exceptions, we agree not to, during the term of the ADA, operate or franchise new Planet Fitness clubs in the designated geographic area. The franchisee must sign a separate franchise agreement with us for each Planet Fitness club developed under an ADA and that franchise agreement governs the franchisee’s right to own and operate the Planet Fitness club.
Franchise agreements
For each franchised Planet Fitness club, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness club at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require. The current franchise agreement stipulates a 12-year term. Additionally, franchisees must purchase equipment from us (or our required vendors in the case of our franchisees located in certain international markets) and generally replace the fitness equipment in their clubs and refurbish and remodel their clubs periodically. We made the following updates to our typical franchise agreements effective January 1, 2024 as part of our updated growth model (the “franchise growth model”):
•franchise agreements have up to a 12-year term with no initial fee instead of a 10-year term and $20,000 initial fee;
•club remodels are required in year 12, in conjunction with a $20,000 fee for the renewal of the franchise agreement, instead of in year 10;
•fitness equipment is required to be replaced every five to nine years instead of every five to seven years, based on club volume;
•join fees are a percentage-based fee for all joins instead of $5 on digital out of club joins.
Site selection and approval
Our clubs are generally located in free-standing retail buildings or neighborhood shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) high visibility and accessibility, (ii) favorable traffic counts and patterns, (iii) availability of signage, (iv) ample parking or access to public transportation and (v) our targeted demographics. We use third-party site analytics tools that provide us with extensive demographic data and analysis that we use to review new and existing sites and markets for our corporate-owned clubs and franchisee-owned clubs. We assess population density and drive time, current tenant mix, layout, potential competition, impact on existing Planet Fitness clubs and comparative data based upon existing clubs. Our real estate team meets regularly to review sites for future development and follows a detailed review process to ensure each site aligns with our strategic growth objectives and critical success factors.
We help franchisees select sites and develop facilities in these clubs that conform to the physical specifications for a Planet Fitness club. Each franchisee is responsible for selecting a site, but must obtain site approval from us.
Design and construction
Once we have approved a franchisee’s site selection, we assist and provide corporate approval in the design and layout of the club and track the franchisee’s progress from lease signing to grand opening. Franchisees are offered the assistance of our franchise support team to track key milestones, coordinate with vendors and make equipment purchases. Planet Fitness brand elements are required to be incorporated into every new club in accordance with our Design Control Documents (“DCD”) and supporting design brand guidelines, and we strive for a consistent appearance across all of our clubs, emphasizing clean, attractive facilities, including full-size locker rooms, and modern equipment. Franchisees must abide by our club design standards and requirements related to finishes, fixtures, equipment, and brand design elements. We believe these elements are critical to ensure brand consistency and member experience system-wide.
The cost to build a new club includes general contractor costs, the cost of fitness equipment purchased from us as well as costs for non-fitness equipment and leasehold improvements. These amounts can vary significantly depending on a number of factors, including landlord allowances for tenant improvements, club size and construction costs from different geographies.
Franchisee support
We live and breathe the motto One Team, One Planet in our daily interactions with franchisees. We designed our franchise model to be streamlined and easy-to-operate, with efficient staffing and minimal inventory, and is supported by an active, engaged franchise operations system. We provide our franchisees with operational support, marketing materials and training resources.
Training. We continue to update and expand Planet Fitness University, a comprehensive training resource to help franchisees operate successful clubs. Courses are delivered online, and content focuses on customer service, operational policies, brand standards, cleanliness, security awareness, crisis management and vendor product information. The core online curriculum is offered in both English and Spanish to support our Spanish-speaking employees. We regularly add and improve the content available on Planet Fitness University as a no-cost service to help enhance training programs for franchisees. Additional training opportunities offered to our franchisees include new owner orientation, operations training and workshops held at our New Hampshire Club Support Center, in clubs and through regularly held webinars and seminars.
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
We regularly communicate and collaborate with the Independent Franchisee Counsel (“IFC”) and its various sub-committees and send a weekly email communication to all franchisees with timely information related to operations, marketing and equipment.
Compliance with brand standards—Regional Franchise Operations
Our corporate-owned clubs provide competitive compensation for club staff to successfully drive key business metrics in the service, cleanliness, personnel and financial categories, and we encourage our franchisees to follow our lead. We have a dedicated field support team of regional franchise operations managers and directors focused on ensuring that our franchisee-owned clubs adhere to brand standards and providing ongoing assistance, training and coaching to all franchisees. We generally perform a site visit and operations review on each franchise club within 30 to 60 days of opening, and each franchisee ownership group is visited at least once per year in multiple locations for a business review with their operations team thereafter.
We also use mystery shoppers to perform anonymous reviews of franchisee-owned clubs. We generally select franchisee-owned clubs for review randomly but also target underperforming clubs and clubs that have not performed well on previous visits from their operations team.
Marketing
Marketing strategy
Our marketing strategy is anchored by our brand promise to Grow Stronger Together and key brand differentiators—high-value experience and a Judgement Free, simple and accessible, and supporting and motivating environment. We employ memorable and creative advertising, which not only drives membership sales, but also showcases our brand philosophy, that we take fitness seriously, but don’t take ourselves too seriously. We see Planet Fitness as a community gathering place, and the heart of our marketing strategy is to reinforce the “feel good” mental and physical benefits of exercise and create a welcoming in-club environment for our members.

Marketing spending
National advertising. We support our franchisees both at a national and local level. We manage the NAF and CAF for franchisees and corporate-owned clubs, with the goals of generating national awareness through advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements require franchisees to contribute approximately 2% annually of their gross monthly and annual membership dues to our NAFs. In 2024, the NAFs spent $88.6 million combined, of which $9.6 million was from our corporate-owned clubs and included in club operations expense on the consolidated statements of operations.
Local marketing. Our current franchise agreement requires franchisees in the U.S. and Canada to spend 7% of their monthly dues on local marketing to support branding efforts and promotional sale periods throughout the year. In situations where multiple ownership groups exist in a geographic area, we have the right to require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned clubs contribute to, and participate in, regional marketing cooperatives with franchisees where practical. All franchisee-owned clubs are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their clubs on a local level. These methods may include direct mail, outdoor (including billboards), television, radio and digital advertisements and local partnerships and sponsorships.
Marketing partnerships
Given our scale and marketing resources through our NAFs, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. For the past 10 years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement free philosophy to an estimated over one billion TV viewers across the globe annually at a key time of year when health and wellness is top of mind for consumers.
Judgement Free Generation
The Judgement Free Generation is Planet Fitness’ signature philanthropic initiative designed to advance youth wellbeing and empower the next generation to create kinder communities in partnership with Boys & Girls Clubs of America. With our Judgement Free Zone principle as a solid foundation, the Judgement Free Generation aims to empower the next generation to prioritize both their mental and physical health and promote a more judgement free planet— a place where everyone feels accepted and like they belong.
Since 2016, we have partnered with Boys & Girls Clubs of America to make a meaningful impact on the lives of today’s youth, and together with our franchisees, members, team members, and vendors, Planet Fitness has donated more than $10.7 million to support youth well-being and pro-kindness initiatives.
Competition
In a broad sense, because our members come from a wide range of fitness levels, we believe we compete with both fitness and non-fitness consumer discretionary spending alternatives for members’ and prospective members’ time and discretionary resources.
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
•local tanning salons; and
•businesses offering similar services.

The health club industry is highly competitive and fragmented. The number, size and strength of our competitors vary by region. Some of our competitors have an established presence in local markets or name recognition in their respective countries, and some are established in markets in which we have existing clubs or intend to locate new clubs. This competition is more significant internationally, where we have a limited number of clubs and limited brand recognition.
Our objective is to compete primarily based upon the membership value proposition we are able to offer due to our significant economies of scale, high-quality fitness experience, judgement-free atmosphere and superior customer service, all at an attractive value, which we believe differentiates us from our competitors.
Our competition continues to increase as we continue to expand into new markets and add clubs in existing markets. See also “Risk Factors—Risks related to our business and industry—The high level of competition in the health and fitness industry could materially and adversely affect our business.”
Suppliers
Franchisees are required to purchase fitness equipment from us (or our required vendors in the case of franchisees located in certain international markets) and are required to purchase various other items from vendors that we approve. We sell equipment purchased from third-party equipment manufacturers to franchisee-owned clubs in the U.S, Canada, and Mexico. We work with vendors who supply the following: tanning beds, massage beds and chairs, and various other non-fitness equipment and miscellaneous items. These vendors arrange for delivery of products and services directly to franchisee-owned clubs. From time to time, we re-evaluate our supply relationships to ensure we obtain competitive pricing and high-quality equipment and other items.
Human Capital
Workforce
As of December 31, 2024, we employed 3,806 employees at our corporate-owned clubs and 367 employees in the aggregate who support corporate and corporate-owned club activities across our Corporate Support Centers located at 4 Liberty Lane West, Hampton, New Hampshire and at 4798 New Broad Street, Suite 300, Orlando, Florida, and in Spain. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
Planet Fitness franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of the Company.
Strategy
At Planet Fitness, we believe that an engaged, welcoming, and inclusive culture is essential for the success of our business. To elevate our approach, we have implemented an overarching human capital management strategy, programming and initiatives. Based on strategic analysis regarding the immediate and future needs of our business and our team members, we identified three critical areas of focus: Employee Engagement and Workplace Culture, Employee Health and Safety, and Inclusion and Belonging. We believe that focus and investment in these three areas will, in turn, generate long-term value.
Employee Engagement and Workplace Culture
At Planet Fitness, we believe that culture is the core of our business. To ensure that our culture is rooted in ongoing engagement with our team members, our Chief Corporate Affairs Officer hosts ongoing small informal meetings with team members across all departments. These conversations are designed to bring feedback about aspects of the business that are important to our workforce to the forefront of management’s attention, and to increase direct engagement and trust at every level of the company. Feedback is carefully reviewed by our human resources teams and shared with our executive leadership team, including our CEO.
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
We offer over 60 courses through Planet Fitness University, our online training development program available to all team members. In order to support franchisees’ growing leadership teams, we offer an operations leadership training to assist with the onboarding and training process for multi-unit leaders and executives who are new to the brand. Ongoing programs at Planet Fitness include professional level workshops led by our training department, in addition to LeadDev, our competency-based leadership development program for the accelerated development of our highest potential team members. In 2024, there were over 39,000 active users of the PF University platform across our franchise community.
Competitive Pay and Benefits
Our compensation and benefits are designed to support our team members and their families’ financial, physical and mental well-being. We are committed to providing equitable, comprehensive and competitive pay and benefits.
•We are committed to providing competitive pay that aligns with job responsibilities, experience, skills, and geographic location.
•We have an annual corporate bonus program designed to align and reward team member performance with company performance.
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
Inclusion & Belonging
In our clubs and Club Support Centers, we’re committed to fostering an environment where all team members and members feel accepted, respected, and like they belong. We believe that a variety of thoughts, perspectives, experiences, and backgrounds within our workforce makes us stronger and is core to who we are as a brand. We work to foster inclusion and belonging across our organization through programs and partnerships focused on addressing our short and long-term business priorities.
Planet Fitness discloses workforce representation across ethnic/racial groups, gender and employee level. More information can be found in our 2024 ESG Report to be published in the spring of 2025.
Information technology and systems
All clubs use a computerized, third-party hosted club management system to process new in-club memberships, bill members, update member information, check-in members, process point of sale transactions as well as track and analyze sales, membership statistics, cross-club utilization, member tenure, amenity usage, billing performance and demographic profiles by member. Our websites and mobile and digital platforms can also process new club memberships and are hosted by third party vendors. We rely on third-party vendors for related functions such as our system for managing digital content (text, images and videos), sending email and mobile messaging, and processing member digital identities. We believe these systems are scalable to support our growth plans.
Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our Corporate Support Centers. These computer systems include third-party hosted systems that support our franchise management, real estate, and construction processes, third-party hosted financial systems, third-party hosted data warehouses and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, consumer insights and financial analysis and forecasting, a third-party hosted human resource management and payroll system and a third-party hosted call center software solution to manage and track member-related requests. We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications.
Our custom digital platform facilitates digital experiences across any digital channel in multiple languages, including mobile, online and in-club media through the exchange of data and introduction of digital content, products and services. Our mobile application offers users the following:

•A more personalized experience through featured content, such as access to a collection of workouts and the PF Perks platform;
•improved capabilities to track gym visits and workout activity; and
•the ability to update payment information and for the payment of overdue balances.
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
Intellectual property
We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “Judgement Free Zone,” “PE@PF,” “Lunk Alarm,” “Black Card,” “PF Black Card,” “No Gymtimidation,” “Grow Stronger Together,” “You Belong,” “The Judgement Free Generation,” “PF+” and various other trademarks and trade dress. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and challenge any unauthorized use of the marks.
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
We also license some intellectual property from third parties for use in our clubs, but such licenses are not material to our business.
Government regulation
We and our franchisees are subject to various federal, international, state, provincial and local laws and regulations affecting our business. For more information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factor entitled “Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.”
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
•Our intellectual property rights may be infringed, misappropriated or challenged by others.
•We and our franchisees rely heavily on information systems and any material failure, interruption or weakness may prevent us from effectively operating our business, damage our reputation or subject us to potential fines or other penalties.
•If we fail to properly maintain the confidentiality and integrity of our data, our reputation and business could be materially and adversely affected.
•The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could harm our brand and our business.
•If we fail to successfully implement our growth strategy, our ability to increase our revenues and operating profits could be adversely affected.
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
•Our financial results are affected by the operating and financial results of, our relationships with and actions taken by our franchisees. Financial forecasting may differ materially from actual results.
•We are subject to a variety of additional risks associated with our franchisees, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•We and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise clubs.
•Our business is subject to various laws and regulations and changes in such laws and regulations, failure to comply with existing or future laws and regulations or failure to adjust to consumer sentiment regarding these matters, could harm our reputation and adversely affect our business.
•Our failure to address evolving ESG issues may have an adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
•If we and our franchisees are unable to identify and secure suitable sites for new franchise clubs, our revenue growth rate and profits may be negatively impacted.
•Opening new clubs in close proximity may negatively impact our existing clubs’ revenues and profitability.
•Our franchisees may incur rising costs related to construction of new clubs and maintenance of existing clubs, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
•Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.
•Planet Fitness’ adoption or non-adoption of artificial intelligence could result in an adverse impact on Planet Fitness’ financial performance or reputation or otherwise result in liability.

Risks related to our indebtedness
•Substantially all of the assets of certain of our subsidiaries are security for our indebtedness, which imposes certain restrictions on our activities and the activities of our subsidiaries.
•We have a significant amount of debt outstanding, which could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet their debt payment obligations.
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
•Our ability to pay taxes and expenses may be limited by our structure.
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
Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our club members’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our members and franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

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
•politically motivated accusations or other negative publicity directed at us or our franchisees, regardless of factual basis;
•allegations of harassment or disparate treatment based upon race, gender identity, sexual orientation, national origin, religion or other class; and
•conduct by individuals actually or perceived to be affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.
Consumer demand for our clubs and our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us, our clubs or our reputation as a health and fitness brand, which would likely result in fewer memberships sold or renewed and, ultimately, lower royalty revenue, which in turn could materially and adversely affect our results of operations and financial condition.
The high level of competition in the health and fitness industry could materially and adversely affect our business.
We compete with the following industry participants: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis, pickleball and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct clubs at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition. Consumer demand for digital member management functionality and digital fitness offerings have been increasing, which has required us to effectively recruit the skills and talent structure needed to adequately compete in this space, in addition to investing incremental marketing and digital infrastructure funds to produce and deliver differentiated content.
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
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2025,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our brand, business and revenues.
Our and our franchisees’ clubs may be unable to attract and retain members, which would materially and adversely affect our business, results of operations and financial condition.
Our target market is comprised of people of all fitness levels, from beginners to athletes. The success of our business depends on our and our franchisees’ ability to attract and retain members. Our and our franchisees’ marketing efforts may not be successful in attracting members to clubs, and membership levels may materially decline over time, especially at clubs in operation for an extended period of time. Members may cancel their memberships at any time after giving proper notification, in accordance with the terms of their membership agreement and, for certain memberships, subject to an initial minimum term. We may also cancel or suspend memberships if a member fails to provide payment for an extended period of time. In addition, we experience attrition and must continually engage existing members and attract new members in order to maintain membership levels. A portion of our member base does not regularly use our clubs and may be more likely to cancel their memberships. Some of the factors that could lead to a decline in membership levels include changing desires and behaviors of consumers or their perception of our brand, a shift to digital fitness versus our core bricks and mortar fitness offerings, changes in discretionary spending trends and general economic conditions, such as inflation, changes in customer behavior as a result of public health or other concerns, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, any further increases in monthly membership dues, direct and indirect competition in our industry and a decline in the public’s interest in health and fitness, among other factors. In order to increase membership levels, we may from time to time offer promotions or lower monthly dues or annual fees. If we and our franchisees are not successful in optimizing price or in adding new memberships in new and existing clubs, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our results of operations and financial condition.
Our intellectual property rights, including trademarks, trade names, copyrights and trade dress, may be infringed, misappropriated or challenged by others.
Our intellectual property (including our brand) is important to our continued success. We seek to protect our trademarks, trade names, copyrights, trade dress and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult and costly, and the steps we take may not prevent misappropriation, infringement, dilution or other violations of our intellectual property, especially internationally where foreign nations may not have laws to protect against “squatting,” or in “first-to-file” nations where trademark rights can be obtained despite a third-party’s prior use of our intellectual property. If we fail to successfully protect our intellectual property rights for any reason, or if any third-party (including franchisees) misappropriates, dilutes, infringes or violates our intellectual property, the value of our brand and other intellectual property may be harmed, which could have an adverse effect on our business, results of operations and financial condition. Any damage to our reputation could cause membership levels to decline or make it more difficult to attract new members.
We may also from time to time be required to initiate litigation to enforce our intellectual property rights. Third parties (including franchisees) may also assert that we have infringed, diluted, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation, even where we are likely to prevail, is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our membership sales and profitability regardless of whether we are able to successfully enforce or defend our rights. Despite our efforts to enforce and defend our intellectual property rights, title defects can arise from conduct of third parties that we cannot anticipate or control, or our exclusive ownership and control over our intellectual property, especially our rights in trademarks and trade secrets, could be diminished or impaired. For example, under U.S. law a third-party’s prior use of a trademark similar to a Planet Fitness trademark could impair our rights in our trademarks, which, despite reasonable research and efforts, we may not have been able to discover or anticipate. In addition, our trade secrets and confidential information could be compromised through misappropriation or unauthorized disclosure, including through a cyber incident or violation by a third party of confidentiality obligations owed to us, and, despite our reasonable efforts to protect our confidential information and trade secrets, and to maintain the proprietary status thereof, the information could be disclosed or a court could rule that legal protections provided to trade secrets are no longer enforceable, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.
We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.
We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our clubs and other information systems managed by third parties, to interact with our franchisees and members and collect, maintain, club and transmit member information, billing information and other personally identifiable information, including for the operation of clubs, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Since 2015, we have used a commercially available third-party point-of-sale system. Unforeseen issues, such as bugs, data inconsistencies, outages, changes in business processes, discontinuation of systems or their maintenance, and other interruptions with the point-of-sale system in the past have had, and in the future could have, an adverse impact on our business. Additionally, if we move to different third-party systems, or otherwise significantly modify the point-of-sale system, our operations, including EFT drafting, could be interrupted. Our ability to efficiently and effectively manage our franchisee and corporate-owned clubs depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.
Our digital platform runs on data services and solutions, and facilitates digital experiences across digital channels, including mobile, online, and in-club media, some of which are supported by third-party partners and vendors. We continue to invest in this platform to deliver new digital experiences that provide better services and value to our club members and franchisees. If we move to different partners or vendors (either voluntarily or as a result of existing partners or vendors no longer being able to offer services to us on acceptable terms) to develop and maintain this platform, or if the ability of the partners or vendors providing digital platform services to provide its services is impaired, our operations could increasingly be interrupted. This platform is built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. Since 2019, we developed and rolled out a new customized mobile application, evaluated and rolled out a new in-club media solution, introduced premium digital content through a partnership across multiple channels and have worked to develop and implement a strategy focused on streamlining the join process and increasing member engagement across all our digital platforms. Such platforms depend on the internet, internet providers and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to those platforms and/or services could adversely impact the products and services we offer to our members and affect our membership sales and retention.
Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security incidents, viruses, denial-of-service attacks and other disruptions. There is also a potential heightened risk of cyber security incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine or Israel-Palestine conflicts. The failure of these systems to operate effectively, stemming from maintenance problems, existing systems becoming obsolete, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and member services and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also require the expenditure of substantial costs, prove ineffective, cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected, which in turn may materially and adversely affect our results of operations and financial condition. Furthermore, we currently operate with a hybrid work model whereby most of our headquarters-based employees work remotely at least one day per week. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cyber incidents and improper collection and dissemination of personal or confidential information.

Use of email marketing, mobile application and social media may adversely impact our reputation or subject us to fines or other penalties.
The popularity of email, social media and other consumer-oriented technologies, including v-logs, blogs, podcasts, chat platforms, social media websites and applications, and other forms of internet-based communication has increased the speed and accessibility of information dissemination and broadened the pool of consumers and other interested persons. Use of social media and such other technologies by or on behalf of us and our franchisees exposes us and our franchisees to a variety of risks, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding our brand, boycotts of our business, increased regulatory scrutiny and compliance costs, exposure of personally identifiable information, fraud, claims alleging violation or infringement of our intellectual property, trade secrets or rights of publicity, claims alleging false advertising or deceptive trade practices, or out of date information. Notably, negative or false commentary about us has been in the past, and may at any time in the future be, posted on social media platforms or similar devices and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy and even if the commentary is ultimately proven to be false or removed. Consumers value readily available information about health clubs and often act on such information without further investigation and without regard to its accuracy. The harm caused by social media or similar technologies may be immediate without affording us an opportunity for redress or correction and may expose us to fines and other legal liability. In addition, social media platforms provide users with access to such a broad audience that collective action against our clubs, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our clubs. Furthermore, our ability to respond to adverse social media coverage could be constrained by limitations in our marketing budget, may require expending substantial costs, or divert the attention of management, marketing or other resources. Social media and other platforms have in the past been and may in the future be used to attack us, our information security systems and our reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. We have a cyber security policy that attempts to prevent and respond to these attacks. Nonetheless, these types of attacks are pervasive inside and outside of the industry and could lead to the improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information, which could lead to a decline in the value of our brand, which could have a material adverse effect on our business.
We also use email, sms/texting, mobile application, web and social media platforms as marketing tools. For example, we maintain social media accounts and may occasionally email or text members to inform them of certain offers or promotions. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, we may face increased costs to attempt to comply with such laws and regulations and the failure by us, our employees, our franchisees, our spokespeople and brand ambassadors or other third parties acting at their direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our and our franchisees’ business, financial condition and results of operations or subject us to fines or other penalties or negatively affect our brand (even where we may have contractually obligated such persons to abide by such laws and regulations).
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
Additionally, the handling of personally identifiable information by our, or our franchisees’, businesses are regulated at the federal, state and international levels, as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, National Automated Clearing House Association (“NACHA”), Canadian Payments Association and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of our third-party service providers. Noncompliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain and we require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.
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

If we fail to successfully implement our growth strategy, which includes new club development by existing and new franchisees, our ability to increase our revenues and operating profits could be adversely affected.
Our growth strategy relies in large part upon new club development by existing and new franchisees. Our franchisees face many challenges in opening new clubs, including:

•availability and cost of financing;
•selection and availability of suitable club locations;
•competition for club sites;
•negotiation of acceptable lease and financing terms;
•inflationary pressures, including due to tariffs, on build out costs;
•disruptions in the supply chain for required build out, equipment and materials;
•securing required domestic or foreign governmental permits and approvals;
•health and fitness trends in new geographic regions and acceptance of our offerings;
•employment, training and retention of qualified employees;
•ability to open new clubs during the timeframes we and our franchisees expect; and
•general economic and business conditions.
In particular, because the majority of our new club development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new clubs, and our future growth could be adversely affected.
Our growth strategy also relies on our ability to identify, recruit and enter into agreements with a sufficient number of franchisees. In addition, our ability and the ability of our franchisees to successfully open and operate new clubs in new or existing markets may be adversely affected by a lack of awareness or acceptance of our brand, as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new domestic and international markets, our and our franchisees’ new clubs may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new clubs may have difficulty securing adequate financing, particularly in new markets where there may be a lack of adequate history and brand familiarity. New clubs may not be successful or our average club membership sales may not increase at historical rates, which could materially and adversely affect our business, results of operations and financial condition.
To the extent our franchisees are unable to open new clubs as we anticipate, we will not realize the revenue growth that we hope or expect. Our failure to add a significant number of new clubs would adversely affect our ability to increase our revenues and operating income and could materially and adversely affect our business, results of operations and financial condition.
Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
For several years prior to the COVID-19 pandemic, we experienced growth in our business activities and operations, including a significant increase in the number of system-wide clubs. Although such growth was temporarily slowed by measures put in place in response to the COVID-19 pandemic and the resulting temporary closure of clubs and accompanying decrease in membership, we have resumed our expansion strategy, in line with prior plans for growth. Our past expansion and our current planned expansion place significant demands on our administrative, operational, financial and other resources. Such demands may be heightened by our efforts to expand internationally, where our brand is new and will require additional resources to enter new markets. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, digital, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ clubs is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. Our failure to successfully execute on our planned expansion of clubs could materially and adversely affect our results of operations and financial condition.

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
We are highly dependent on the services of our senior management team and other key employees at our Corporate Support Centers and our corporate-owned clubs, and on our and our franchisees’ ability to recruit, retain and motivate their own key employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities or the loss of current key employees could adversely affect our and our franchisees’ operating efficiency and financial condition.
Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.
We currently have clubs operating in certain other countries around the world, including Canada, Panama, Mexico, Australia and Spain. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:
•inadequate brand infrastructure within foreign countries to support our international activities;
•inconsistent regulation or sudden policy changes by U.S. and foreign agencies or governments;
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
As a result, those new clubs may be less successful than clubs in our existing markets. Further, effectively managing growth can be challenging, particularly as we continue to expand into new international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our mission and standards.
Our financial results are affected by the operating and financial results of, and our relationships with, our franchisees.
A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise clubs or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2024, we had 96 franchisee groups operating 2,445 clubs. Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
Our franchisees could take actions that harm our business.
Our franchisees are contractually obligated to operate their clubs in accordance with the operational, safety and health standards set forth in our agreements with them, including adherence to applicable laws and regulations. However, franchisees are independent third parties and their actions are outside of our control. In addition, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and certain franchise laws limit our ability to terminate or not renew these franchise agreements. Our franchisees own, operate and oversee the daily operations of their clubs. As a result, the ultimate success and quality of any franchise club rests with the franchisee. If franchisees do not successfully operate clubs in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected, and our brand image and reputation could be harmed, which in turn could materially and adversely affect our results of operations and financial condition.
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
Franchisee changes in control. Our franchises are operated by third-party independent business owners. Although we have the right to approve franchise owners, and any transferee owners, we cannot predict in advance whether a particular franchise owner will be successful. If an individual franchise owner is unable to successfully establish, manage and operate the club, the performance and quality of service of the club could be adversely affected, which could reduce memberships and negatively affect our royalty revenues and brand image. Although our agreements prohibit “changes in control” of a franchisee without our prior consent as the franchisor, our form franchise agreement, and certain franchise relationship laws limit our ability to withhold our consent to the transfer of a club to a new owner. In any transfer situation, the transferee may not be able to perform its obligations under its franchise agreements and successfully operate the club. In such a case, the performance and quality of service of the club could be adversely affected, which could also reduce memberships and negatively affect our royalty revenues and brand image.
In addition, in the event of the death or permanent disability of a franchisee (if a natural person) or a principal of a franchisee entity, the executors and representatives of the franchisee are required to appoint an operator approved by us to manage the club. There is, however, no assurance that any such operator would be found or, if found, would be able to successfully operate its club. In the event that an acceptable operator is not found, the franchisee would be in default under its franchise agreement and, among other things, the franchise agreement and the franchisee’s right to operate the club under the franchise agreement could be terminated. If a new operator is not found or approved by us, or the new operator is not as successful in operating the club as the then-deceased franchisee or franchisee principal, the gross EFT of the club may be affected and could adversely affect our business and operating results.
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
Some of our franchisees are operating entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operation of their clubs. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to service its members and maintain club operations while making royalty payments, which in turn may materially and adversely affect our business and operating results.
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
In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form franchise agreement (which may include increased royalty payments, advertising fees and other fees and costs), the satisfaction of certain conditions (including re-equipment and remodeling of the club and other requirements) and the payment of a successor fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term. If not renewed, a franchise agreement and the related payments will terminate. We may be unable to find a new franchisee to replace such lost revenues, which in turn may materially and adversely affect our business and operating results.
Franchisee litigation; effects of regulatory efforts. We and our franchisees are subject to a variety of litigation risks, including, but not limited to, member claims, personal injury claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination and discrimination, landlord/tenant disputes and intellectual property claims. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory efforts, such as efforts to classify franchisors as the co-employers of their franchisees’ employees and legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits. We and our franchisees also may be subject to changes in state tax laws or enforcement of state tax laws, whereby states subject certain franchisee payments to out of state franchisors to state sales tax or other, similar taxes. These and other legislation or regulations may have a disproportionate impact on franchisors and/or franchised businesses. These changes may impose greater costs and regulatory burdens on franchising and negatively affect our ability to sell new franchises, which in turn may materially and adversely affect our results of operations and financial condition.
Franchise agreements and franchisee relationships. Our franchisees develop and operate their clubs under terms set forth in our ADAs and franchise agreements, respectively. These agreements typically give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We have also recently implemented our new franchise growth model which, among other things, provides for extended franchise agreement terms, up to 12 years, and provides more flexibility on the timing of re-equipment obligations. We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members and could result in costly litigation between us and our franchisees. Finally, we have the discretion to, and may change over time, the financial and other terms of our franchise agreements and ADAs offered to new franchisees and developers. In the past, we have sought to discuss and reach accord with our franchisee association over such changes, but there is no assurance that we will be successful in such efforts in the future. If we were unsuccessful, this may lead to discord with our franchisee association that could have a detrimental effect on the growth of our business.
While our revenues from franchisees are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable clubs. Under our franchise growth model, a typical franchise agreement has a term of between 10 and 12 years. Our largest franchisee group accounts for approximately 7% of our total clubs and another large franchisee group accounts for approximately 6% of our total clubs as of December 31, 2024. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other clubs, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
Construction and maintenance costs. Our franchisees have incurred and may in the future incur rising costs related to construction of new clubs and maintenance of existing clubs, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition. Corporate-owned clubs require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to franchisees, which may allow a franchisee to terminate its franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
In addition, if a franchisee is unwilling or unable to acquire the necessary financing to invest in the maintenance and upkeep of its clubs, including periodic remodeling and replacement of equipment, the quality of its clubs could deteriorate, which may have a negative impact on our brand image and our ability to attract and maintain members, which in turn may have a negative impact on our revenues.
Franchisee turnover. There can be no guarantee of the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchise clubs’ revenues, impact payments to us from franchisees under the franchise agreements and could have a material adverse effect on our revenues, which in turn may materially and adversely affect our business.
We and our franchisees could be subject to claims related to health and safety risks to members that arise while at both our corporate-owned and franchise clubs.
Use of our and our franchisees’ clubs poses some potential health and safety risks to members or guests through physical exertion and use of our services and facilities, including exercise and tanning equipment. Claims might be asserted against us and our franchisees for injuries or death suffered by members or guests while exercising and using the facilities at a club. In addition, actions we have taken or may take, or decisions we have made or may make, in response to public health emergencies may result in legal claims or litigation against us, including legal claims related to alleged exposure to highly prevalent viruses at corporate-owned clubs and franchise clubs. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. Depending upon the outcome, these matters may have a material adverse effect on our results of operations, financial condition and cash flows.
Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.
We are subject to the Federal Trade Commission (the “FTC”) Franchise Rule, as amended (the “Rules”), which is a trade regulation promulgated by the FTC that regulates the offer and sale of franchises in the U.S. and it territories (including Puerto Rico) and that requires us to provide to all prospective franchisees certain mandatory disclosures in a franchisee disclosure document (“FDD”), unless the prospect or transaction is otherwise exempt from the Rule. In addition, we are subject to state franchise registration and disclosure laws in approximately 14 states and various state business opportunity laws that regulate the offer and sale of franchises and require us, unless otherwise exempt from the applicable law, to register our franchise offering in those states prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are subject to franchise disclosure laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us, unless otherwise exempt, to prepare and deliver a franchise disclosure document to disclose our franchise offering in a prescribed format to prospective franchisees in accordance with such laws, and that regulate certain aspects of the franchise relationship. We are subject to similar franchise sales laws in Mexico, Australia, and Spain and may become subject to similar laws in other countries in which we may offer franchises in the future. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 20 states and in various U.S. territories that regulate many aspects of the franchise relationship including, depending upon the jurisdiction, renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. In addition, we and our franchisees may also be subject to laws in other foreign countries where we or they do business. Our failure to comply with such franchise relationship laws could result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. Although we believe that our FDDs, franchise sales practices and franchise activities comply with such franchise sales laws and franchise relationship laws, our non-compliance could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operations.
We and our franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, similar state laws in certain jurisdictions, and various other laws in the U.S., Canada, Panama, Mexico, Australia and Spain governing such matters as minimum-wage requirements, overtime and other working conditions. Based upon our experience with hiring employees and operating corporate-owned clubs, we believe a significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in the U.S. federal and/or state minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing clubs. Such increases in labor costs, and those that may arise due to other changes in labor laws or as a result of low unemployment rates, could affect club performance and quality of service, decrease royalty revenues and adversely affect our brand.
Our and our franchisees’ operations and properties are subject to extensive U.S., Canadian, Panamanian, Mexican, Australian, and Spanish federal, international, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and our franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business.
We and our franchisees are responsible at the clubs we each operate for compliance with federal, state, international, provincial and local laws that regulate the relationship between clubs and their members. Many states and provinces have consumer protection regulations and laws, including laws to regulate, methods of cancellation and automatic renewals of contracts, that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a club closes or relocates, require us to offer specific mechanisms for membership cancellation, provide rights of rescission, impose periodic notice requirements, including for consent confirmation, automatic renewal reminder, options for cancellation, or limit automatic membership renewals. Similar to the state and provincial laws described above, the FTC’s new Click to Cancel Rule, which is expected to go into effect in May 2025, imposes certain disclosure, consent, cancellation, and no misrepresentation requirements relating to automatic renewal provisions included in certain memberships. While the FTC’s Click to Cancel Rule sets the floor, state and provincial laws can impose more stringent requirements on contracts with automatic renewals. Our or our franchisees’ failure to comply fully with these laws, rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, result in membership contracts being void or voidable, or otherwise harm our brand or reputation. In addition, states or provinces may update these laws and regulations. Any additional costs that may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

We and our franchisees are subject to laws and regulations governing the collection, use, disclosure, security or other processing of personal information including in the U.S., E.U., Canada, Panama, Mexico, Australia and Spain, as well as self-governing standards promulgated by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the NACHA and the Canadian Payments Association. In the U.S. in particular, there are rules and regulations promulgated under the authority of the FTC, the CCPA, and various other federal and state data privacy and breach notification laws. In California, the CCPA was amended and expanded by the California Privacy Rights Act (the “CPRA”). The CCPA, as amended, broadly defines personal information, provides an expansive meaning to activity considered to be a sale or sharing of personal information, and gives California consumers expanded privacy rights and protections, including the right to opt out of the sale of personal information or the sharing of personal information for purposes of cross-context behavioral advertising. The CCPA also requires that businesses make disclosures to California consumers about their collection and use practices and restricts a business’s ability to use, disclose or retain personal information, in some cases. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA has further established a new enforcement agency in California dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CCPA have recently gone into effect in 12 other states, and several other states have passed similar laws that will go into effect in the next two years. It is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. The data privacy laws under consideration by federal and state legislators also include sector-specific laws. The My Health My Data Act, which recently became effective in Washington, contains new notice and consent requirements for the processing of “consumer health data” with the potential for large penalties enforceable through private lawsuits. The FTC and other authorities are likewise imposing standards for the collection, use, dissemination and security of personal information under consumer protection laws. Additionally, in the United States, laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the internet are applicable to our business, including the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (“CAN-SPAM Act”). The TCPA places certain restrictions on making certain outbound calls, faxes, and text messages to consumers. The CAN-SPAM Act imposes penalties for the transmission of commercial emails that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from the sender. Further, state and federal auto-renewal laws continue to evolve, which may require us to make changes to our processes in order to comply with such laws. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our or our franchisees’ handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of their third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, a franchisee or vendor, could have adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against their licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be acquired, disclosed or lost due to a hacking event or unauthorized access to our or our franchisees’ information systems, or through publication or improper disclosure, any of which could result in fines, legal claims, or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from impacted individuals, any of which could have a material adverse effect on our business, financial condition, and results of operations. We maintain and require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses.
Regulatory restrictions placed on indoor tanning services and negative opinions about the health effects of indoor tanning services could harm our reputation and our business.
Although our business model does not place an emphasis on indoor tanning, the vast majority of our corporate-owned clubs and franchise clubs offer indoor tanning services. We offer tanning services as one of many amenities available to our PF Black Card members. Many states and provinces where we and our franchisees operate have health and safety regulations that apply to health clubs and other facilities that offer indoor tanning services. U.S. federal law imposes a 10% excise tax on indoor tanning services. Under the rule promulgated by the IRS imposing the tax, a portion of the cost of memberships that include access to our tanning services are subject to the tax. In addition to regulations imposed on the indoor tanning industry, medical opinions and opinions of commentators in the general public regarding negative health effects of indoor tanning services could adversely impact the value of our PF Black Card memberships and our future revenues and profitability. Although the tanning industry is regulated by U.S. federal and state, and international government agencies, negative publicity regarding the potentially harmful health effects of the tanning services we offer at our clubs could lead to additional legislation or further regulation of the industry. The potential increase in cost of complying with these regulations could have a negative impact on our profit margins.
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
Many of our members, investors, employees, franchisees, and other stakeholders are increasingly focused on social impact, environmental sustainability, human capital management, human rights and other ESG practices and reporting in a variety of ways that are not necessarily consistent. As we continue to develop our ESG strategy and reporting, our ESG policies and practices will be evaluated against evolving stakeholder expectations for corporate responsibility. If our ESG practices do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, supply chain management, and human rights, or do not meet related regulations and expectations for increased transparency, which continue to increase, our reputation may be negatively impacted, and we may be subject to litigation risk and/or regulatory enforcement. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these initiatives or more generally to manage reputational threats and meet shifting and in certain cases, inconsistent, stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, employee and franchisee retention, and the willingness of our customers and franchisees to do business with us. Additionally, changes in ESG-related reporting frameworks and guidance and negative consumer attitudes related to both taking ESG activities and not taking ESG activities, create a new and evolving set of risks that could broadly affect us and our franchisees, which could lead to negative consumer sentiment against us or our franchisees, increase compliance and other costs, or divert investments or management attention. Increased regulatory and legal requirements concerning ESG issues may also lead to increased operational costs. Further, as a global company, we recognize physical climate-related risks wherever our business is conducted. Our clubs may be located in areas that are subject to natural disasters such as severe weather and other potential risks and costs associated with the impacts of climate change. Our failure to adapt to evolving stakeholder expectations, regulatory and legal requirements and general environmental conditions could negatively impact our business, financial condition and results of operations.
Changes in legislation or requirements related to electronic fund transfer, or our failure to comply with existing or future regulations, may materially and adversely impact our business.
We and our franchisees primarily accept payments for our memberships through EFT from members’ bank accounts and, therefore, we are subject to federal, state and international legislation and certification requirements governing EFT, including the Electronic Funds Transfer Act. Some states and provinces have passed or have considered legislation requiring gyms and health clubs to offer a prepaid or cash membership option at all times, provide notice to members in advance of automatic renewals, make online cancellation available to some or all members in a particular jurisdiction, and/or limit the duration for which gym memberships can auto-renew through EFT payments, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business, results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our franchisees and our and their members.
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
All but one of our corporate-owned clubs are located on leased premises. The leases for corporate-owned clubs generally have initial terms of 10 to 12 years and typically provide for two renewal options in five-year increments as well as for rent escalations. Moreover, although historically we have generally not guaranteed franchisees’ lease agreements, we have done so in a few certain instances and may do so from time to time.
Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot terminate these leases before the end of the initial lease term. Additional sites that we lease are likely to be subject to similar long-term, non-terminable leases. If we close a club, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, if we fail to negotiate renewals, either on commercially acceptable terms or at all, as each of our leases expire we could be forced to close clubs in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our securitized financing facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
If we and our franchisees are unable to identify and secure suitable sites for new franchise clubs, our revenue growth rate and profits may be negatively impacted.
To successfully expand our business, we and our franchisees must identify and secure sites for new franchise clubs and, to a lesser extent, new corporate-owned clubs that meet our established criteria. In addition to finding sites with the right demographic and other measures we employ in our selection process, we also need to evaluate the penetration of our competitors in the market. We face significant competition for sites that meet our criteria, and as a result we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. If we and our franchisees are unable to identify and secure sites for new clubs, our revenue growth rate and profits may be negatively impacted. Additionally, if our or our franchisees’ analysis of the suitability of a club site is incorrect, we or our franchisees may not be able to recover the capital investment in developing and building the new club.
As we increase our number of clubs, we and our franchisees may also open clubs in higher-cost geographies, which could entail greater lease payments and construction costs, among others. The higher level of invested capital at these clubs may require higher operating margins and higher net income per club to produce the level of return we or our franchisees and potential franchisees expect. Failure to provide this level of return could adversely affect our results of operations and financial condition.
Opening new clubs in close proximity may negatively impact our existing clubs’ revenues and profitability.
We and our franchisees currently operate clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain, and we and our franchisees plan to open many new clubs in the future, some of which will be in existing markets and may be located in close proximity to clubs already in those markets. Opening new clubs in close proximity to existing clubs may attract some memberships away from those existing clubs, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new clubs opening in existing markets and because older clubs will represent an increasing proportion of our club base over time, our same club sales increases may be lower in future periods than they have been historically.
Our franchisees may incur rising costs related to construction of new clubs and maintenance of existing clubs, which could adversely affect the attractiveness of our franchise model, and in turn our business, results of operations and financial condition.
Our clubs require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. We recently implemented our franchise growth model which, among other things, extends franchise agreement terms up to 12 years and provides more flexibility on the timing for re-equipment obligations. We and our franchisees have experienced, and may in the future experience, increased costs due to inflation and supply chain disruptions brought on by COVID-19 or future public health emergencies, adverse weather conditions, including due to climate change, and other factors. Additionally, certain of our vendors operate manufacturing facilities in countries, such as Canada, China, Mexico and Germany, that have in the past and may in the future be subject to tariffs imposed by the U.S. government. While some of these vendors have taken proactive measures, such as moving their manufacturing facilities out of countries subject to such tariffs, to reduce the applicability or impact of such tariffs, the imposition of future tariffs or the increase in existing tariffs could result in these vendors increasing their prices, resulting in increased costs for us and our franchisees. Despite the changes under our franchise growth model, our franchisees may not realize the benefits of such flexibility if costs continue to rise. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to the franchisees, which may cause them to terminate their franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
In addition, if a franchisee is unwilling or unable to acquire the necessary financing to invest in the maintenance and upkeep of its clubs, including periodic remodeling and replacement of equipment, the quality of its clubs could deteriorate, which may have a negative impact on our brand image and our ability to attract and maintain members, which in turn may have a negative impact on our revenues.
Our dependence on a limited number of suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our revenues and gross profit.
Equipment and certain products and services used by us, including our exercise equipment, point-of-sale software and hardware, and digital content produced for our mobile application, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2024 approximately 85% of our new members joined either online through our websites or through our mobile application. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, tariffs, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could increase our and our franchisees’ costs, impact our supply chain, our ability to retain customers, and our ability to service our existing clubs and open new clubs on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter increased costs, delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing clubs, or our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our and our franchisees’ ability to open new clubs or remodel or service existing clubs may be interrupted. If our websites or other digital platforms experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand may be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
The accounting treatment of goodwill, equity method investments and other long-lived assets could result in future asset impairments, which would reduce our earnings.
We periodically test our goodwill, equity method investments and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the industry and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations. We have not incurred asset impairment charges in the past, but there can be no assurances that continued market dynamics or other factors may not result in a future impairment charge.
Our adoption or non-adoption of artificial intelligence could result in an adverse impact on our performance or reputation or otherwise result in liability.
In light of the increased public interest and technological advancements in artificial intelligence and other similar technologies, our failure to efficiently incorporate such technologies into our business may result in the deterioration of our financial performance. To the extent we pursue or utilize artificial intelligence technologies (either directly or through our franchisees or third-party information technology vendors or service providers), the incorporation of such technologies into our business may require substantial resources to be expended, may divert the attention of management, and/or may prove to be unsuccessful or even harmful to our business, including by producing inaccurate data or information, by producing intellectual property that is not capable of being owned, enforced, or protected, and/or by increasing the risk that we become subject to claims that we violate third-party intellectual property rights, rights of publicity, or data rights, or consumer class action and other consumer claims. There has also been increased scrutiny from regulators and other bodies regarding the use of data in connection with artificial intelligence and similar technologies, including around the use of personal data in a manner that may involve identifying, tracking, or marketing to individuals. The legal regimes and enforcement actions associated with artificial intelligence continue to change rapidly and may not be predictable. Additionally, if we or our franchisees or third-party information technology vendors or services providers adopt such technologies for use in connection with our business, several factors, including the public perception of adopting such technologies, any failure to appropriately govern their use, or if such technologies are used in a manner that is unethical, insecure, biased, or otherwise inappropriate—whether justified or not— in each case, could harm our reputation, increase scrutiny from or actions by regulators, consumer groups or other third parties, increase the scope of regulation or government restrictions applicable to us, involve us or our franchisees in litigation, or otherwise have a material adverse impact on our business or financial position.
Risks related to our indebtedness
Substantially all of the assets of certain of our subsidiaries are security under the terms of securitization transactions that were completed on August 1, 2018, December 3, 2019, February 10, 2022 and June 12, 2024.
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
The Master Issuer entered into an amended and restated base indenture (replacing the Original Base Indenture) and a related supplemental indenture (collectively, the “2022 Indenture”) on February 10, 2022, under which the Master Issuer issued $425 million Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I (the “2022 Class A-2-I Notes”) and $475 million Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II (the “2022 Class A-2-II Notes,” and together with the 2022 Class A-2-I Notes, the “2022 Notes”, and together with the Securitized Senior Notes and the 2022 Variable Funding Notes (as defined below) then outstanding, the “2022 Notes”). In connection with such Series 2022-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the 2018 Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes”, and such Class A-1 note facilities in effect from time to time, the “Variable Funding Notes”) and certain Letters of Credit, which were undrawn as of December 31, 2024.
On June 12, 2024, the Master Issuer completed a prepayment in full of its 2018 Class A-2-II Notes and an issuance of Series 2024-1 5.765% Fixed Rate Senior Secured Notes, Class A-2-I with an initial principal amount of $425 million and an anticipated repayment term of five years and Series 2024-1 6.237% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $375 million and an anticipated repayment term of 10 years (together, the “2024 Notes”)in an offering exempt from registration under the Securities Act of 1933, as amended. The 2024 Notes were issued under the 2018 Indenture and a related supplemental indenture dated June 12, 2024 (together with the 2019 Indenture and 2022 Indenture, the “Indenture”).
The 2018 Notes, 2019 Notes, 2022 Notes, 2024 Notes and the 2022 Variable Funding Notes are referred to collectively as the “Securitized Senior Notes.”
The Securitized Senior Notes were issued in securitization transactions pursuant to which most of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.
The outstanding Securitized Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2019 Notes, 2022 Notes and 2024 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The outstanding Securitized Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of Planet Fitness Holdings, LLC), an event of default and the failure to repay or refinance the Securitized Senior Notes on the applicable anticipated repayment date. The outstanding Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the outstanding Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
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
Under the Indenture, Master Issuer had approximately $2.2 billion of outstanding debt as of December 31, 2024. Additionally, the Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the 2022 Variable Funding Notes. The Company had no amounts outstanding on the 2022 Variable Funding Notes as of December 31, 2024.
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
•subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness with respect to the Variable Funding Notes or the refinancing of the outstanding Securitized Senior Notes or the 2022 Variable Funding Notes; and
•increasing the possibility that we may be unable to generate cash sufficient for the Master Issuer to pay, when due, interest on and principal of the Securitized Senior Notes.
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
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $567.2 million over the remaining term of the tax receivable agreements based on a price of $98.87 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day for the fiscal year ending December 31, 2024) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $482.2 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales by the TRA Holders, the price of our Class A common stock at the time of the sales, whether such sales are taxable, the amount and timing of the taxable income we generate in the future, the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest. Payments under the tax receivable agreements may give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest (generally calculated using one-year Secured Overnight Financing Rate (“SOFR”) plus 71 basis points), depending on the tax receivable agreements and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. The tax receivable agreements provide for interest, at a rate equal to one-year SOFR plus 71 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreements. In addition, under certain circumstances where we are unable to make timely payments under the tax receivable agreements, the tax receivable agreements provide for interest to accrue on unpaid payments, at a rate equal to one-year SOFR plus 571 basis points.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2024, based on a share price of $98.87 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE on the last trading day for the fiscal year ending December 31, 2024) and a discount rate equal to 6.2%, we estimate that we would have been required to pay $351.2 million in the aggregate under the tax receivable agreements.
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
Since our IPO through December 31, 2024, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $102.01 on December 11, 2024. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock has in the past, and in the future could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements, our filings with the SEC and other press coverage of, or social media activity related to, our operations;
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
On June 13, 2024, our board of directors approved a share repurchase program of up to $500.0 million (the “2024 share repurchase program”) to replace the 2022 share repurchase program contingent upon the completion of a $280.0 million accelerated share repurchase agreement entered into on June 12, 2024 (the “ASR Agreement”). The 2024 share repurchase program became effective on September 16, 2024 upon the completion of the ASR Agreement. As of December 31, 2024, there is $500.0 million remaining under the 2024 share repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. Although this repurchase program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The repurchase program could affect the price of our stock and increase volatility. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that we will buy shares of our common stock or the timeframe for repurchases under our stock buyback program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock buyback program, and the availability of funds necessary to continue purchasing stock.
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
Management’s Role Managing Risk
The Vice President of IT Security and the Chief Information Officer (“CIO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. These individuals have over two decades of professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments. Both individuals previously held positions similar to their current roles at other large publicly traded organizations, including global retail e-commerce and mobile-commerce brands. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
• Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the Audit Committee, CIO and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. The Audit Committee conducts a review at least annually of our cybersecurity posture and the effectiveness of our risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
Reporting to Board of Directors

The Vice President of IT Security, in his capacity, regularly informs the CIO, Chief Financial Officer (“CFO”) and other executive team leaders of aspects related to cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors where appropriate.
Item 2. Properties
Our New Hampshire Corporate Support Center is located in Hampton, New Hampshire and consists of approximately 71,700 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions. In addition, the Company has a Florida Corporate Support Center located in Orlando, Florida, which consists of 8,168 sq. ft. of leased office space.
Corporate-Owned Clubs
We lease all but one of our corporate-owned clubs. Our club leases typically have initial terms of 10 years with two five-year renewal options, exercisable in our discretion. As of December 31, 2024, we had 277 corporate-owned club locations. The following table lists all of our corporate-owned club counts by state, province or country as of December 31, 2024:

State/Province/Country	Club Count
Florida	66
New York	38
South Carolina	36
Georgia	23
Pennsylvania	22
New Hampshire	22
North Carolina	17
New Jersey	16
California	8
Alabama	6
Delaware	5
Maine	5
Spain	5
Massachusetts	4
Ontario	2
Vermont	2
Franchisee Clubs
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchise clubs and generally do not guarantee franchisees’ lease agreements, although we have done so in a few certain instances and may do so from time to time. As of December 31, 2024, we had 2,445 franchisee-owned clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico and Australia.
Item 3. Legal Proceedings
We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. See Note 17 - Commitments and Contingencies to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “PLNT.”
Holders of Record
As of February 18, 2025, there were 34 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 18, 2025, there were 7 stockholders of record of our Class B common stock, and there is no public market for these shares.
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
Performance Graph
The following graph and table depict the cumulative total shareholder return for our Class A common stock, the S&P 500 Index, the Russell 2000 Index, and the Invesco Dynamic Leisure and Entertainment ETF (“PEJ”) for the five years ended December 31, 2024. The graph and table assume that $100 was invested at the market close on the last trading day for the fiscal year ending December 31, 2019.
The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act.

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2019
2020
2021
2022
2023
2024
Planet Fitness, Inc.
Russell 2000 (Total Return) Index
S&P 500 Index
Invesco Dynamic Leisure and Entertainment ETF (PEJ)

	2019	2020	2021	2022	2023	2024
Planet Fitness, Inc.	$100.00	$103.95	$121.29	$105.52	$97.75	$132.39
S&P 500 Index	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
Russell 2000 (Total Return) Index	$100.00	$118.36	$134.57	$105.56	$121.49	$133.66
Invesco Dynamic Leisure and Entertainment ETF (PEJ)	$100.00	$89.54	$110.75	$83.90	$98.62	$125.31
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2024.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2024.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
10/31/2024	—	$—	—	$500,000,000
11/30/2024	—	$—	—	$500,000,000
12/31/2024	—	$—	—	$500,000,000
Total	—	$—	—
(1) On June 13, 2024, our board of directors approved the 2024 share repurchase program of up to $500,000,000 to replace the 2022 share repurchase program, contingent upon the completion of the ASR Agreement. The 2024 share repurchase program became effective on September 16, 2024 upon the completion of the ASR Agreement. As of December 31, 2024, there is $500,000,000 remaining under the 2024 share repurchase program. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.
Item 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives and democratize fitness by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone, where anyone—and we mean anyone—can feel they belong. Our bright, clean clubs are typically 20,000 square feet, with a large selection of high-quality, purple and yellow Planet Fitness-branded cardio, circuit- and strength equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups through our PE@PF program. We offer this differentiated fitness experience starting at only $15 per month to new members for our standard Classic Card membership. This exceptional value proposition is designed to appeal to a broad population, inclusive of all fitness levels from beginners to athletes. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of December 31, 2024, we had approximately 19.7 million members and 2,722 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,722 clubs, 2,445 were franchised and 277 were corporate-owned.
As of December 31, 2024, we had contractual commitments to open approximately 900 new clubs.
Composition of Revenues, Expenses and Cash Flows
Revenues
We generate revenue from three primary sources:
•Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalties, contributions to our NAFs (“NAF revenue”), franchise fees, upfront fees from ADAs, transfer fees, equipment placement revenue, membership join fees and other fees associated with our franchisee-owned clubs. Franchise segment revenue generally does not include the sale of tangible products by us to our franchisees. Our franchise segment revenue comprised 35.8% and 36.2% of our total revenue for the years ended December 31, 2024 and 2023, respectively.
•Corporate-owned club segment revenue: Includes monthly membership dues, enrollment fees, annual fees, and other fees paid by our members as well as retail sales. This source of revenue comprised 42.5% and 41.9% of our total revenue for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately 93% of members at our corporate clubs paid their monthly dues by EFT.
•Equipment segment revenue: Includes equipment revenue for new franchisee-owned clubs as well as replacement equipment for existing franchisee-owned clubs, in the U.S., Canada and Mexico. Franchisee-owned clubs are generally required to replace their equipment every five to nine years. This source of revenue comprised 21.7% and 21.9% of our total revenue for the years ended December 31, 2024 and 2023, respectively.
See Item 8: Financial Statements and Supplementary Data - Note 2(e) for further discussion on our revenue streams and revenue recognition policies.

Expenses
We primarily incur the following expenses:
•Cost of revenue: Primarily includes the direct costs associated with equipment sales, including freight costs, to new and existing franchisee-owned clubs in the U.S., Canada and Mexico. Cost of revenue also includes the cost of retail merchandise sold at our corporate-owned clubs. Our cost of revenue changes primarily based on equipment sales volume.
•Club operations: Includes the direct costs associated with our corporate-owned clubs, primarily payroll, rent, utilities, supplies, maintenance, insurance, and local and national advertising. The components of club operations remain relatively stable for each club. Our statements of operations do not include, and we are not responsible for, any costs associated with operating franchisee-owned clubs.
•Selling, general and administrative expenses: Consists of costs primarily associated with administrative, corporate-owned club and franchisee support functions related to our existing business as well as growth and development activities, including certain costs to support equipment placement and assembly services. These costs primarily consist of payroll, information technology, marketing, legal, accounting, and insurance related expenses.
•NAF Expense: Consists of expenses incurred on behalf of the NAFs (“NAF expense”). The use of amounts received by the NAFs are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand.

Cash flows
We generate a significant portion of our cash flows from monthly and annual membership dues, royalties, NAF revenue and various fees related to transactions involving our franchisee-owned clubs. We oversee the membership billing process, as well as the collection of our royalties, NAF revenue and certain other fees, through our third-party hosted point-of-sale systems in the United States and Canada. We bill monthly dues to our corporate-owned club members on or around the 17th of each month and bill annual fees once per year to each member based upon when the member signed their membership agreement. Our royalties and certain other fees are generally deducted on or around the billing dates of each month from these membership billings by the processor prior to the net billings being remitted to the franchisees, although our billing and collection practices vary in certain international markets. Our franchisees are responsible for maintaining the membership billing records and collection of member dues for their respective clubs through the point-of-sale system. Our royalties are generally based on monthly and annual membership billings for the franchisee-owned clubs without regard to the collections of those billings by our franchisees. The amount and timing of the collection of royalties and membership dues and fees at corporate-owned clubs is, therefore, generally fairly predictable.
Our corporate-owned clubs also historically generate strong operating margins and cash flows, as a significant portion of our costs are fixed or semi-fixed, such as rent and labor.
Equipment sales to new and existing franchisee-owned clubs also generate significant cash flows. Franchisees generally pay in advance, provide evidence of a committed financing arrangement for such equipment or provide evidence of sufficient liquidity or availability under an existing credit facility.
Recent Transactions
Securitized Financing Facility
On June 12, 2024, the Company completed the Series 2024-1 Issuance pursuant to which the Master Issuer issued the 2024 Notes in an aggregate outstanding principal amount of $800 million. In connection with such Series 2024-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the 2018 Class A-2-II Notes. See Note 10 to the consolidated financial statements.
Share repurchases
During 2024, the Company repurchased and retired 4,072,773 shares of Class A common stock for a total cost of $300.0 million. See “—Share Repurchase Program” below for more information.
Florida Acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four clubs operating in Florida (the “Florida Acquisition”) for approximately $26.3 million in cash consideration. See Note 4 to the consolidated financial statements.
Equity Method Investments
On June 23, 2023, the Company acquired a 12.5% ownership interest for $10.0 million in Planet Fitmex, LLC, which is classified as an equity method investment as a result of its organizational structure. During the remainder of 2023, the Company invested an additional $25.6 million in the form of cash and received $17.0 million worth of equity interests for the contribution of five clubs that were acquired from a franchisee in October 2023 in connection with a legal settlement. Following such additional investments, the Company’s ownership stake increased to 33.2% with a total investment of $52.6 million. See Note 7 to the consolidated financial statements.
Seasonality
Our results are subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of club openings, timing of price increases for enrollment fees and monthly membership dues and general economic conditions.
Our Segments
We operate and manage our business in three business segments: Franchise, Corporate-owned clubs and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the NAFs. Our Corporate-owned clubs segment includes operations with respect to all corporate-owned clubs throughout the U.S., Canada, and Spain. The Equipment segment includes the sale of equipment to franchisee-owned clubs in the U.S, Canada and Mexico.

We evaluate the performance of our segments and allocate resources to them based on revenue and adjusted earnings before interest, taxes, depreciation and amortization, referred to as Segment Adjusted EBITDA. Revenue and Segment Adjusted EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions.
Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the Operating Decision Maker (“CODM”) does not consider in her evaluation of ongoing performance of the segment’s core operations. For additional information, see Note 19 to the consolidated financial statements.
The following tables summarize revenue and Adjusted EBITDA broken out by our segments:

	Years Ended December 31,
(in thousands)	2024	2023
Revenue
Franchise segment	$423,247	$387,929
Corporate-owned clubs segment	502,287	449,296
Equipment segment	256,120	234,101
Total revenue	$1,181,654	$1,071,326
Adjusted EBITDA
Franchise segment	$301,122	$273,008
Corporate-owned clubs segment	188,751	173,322
Equipment segment	71,778	56,362
Segment Adjusted EBITDA(2)	561,651	502,692
Corporate and other Adjusted EBITDA(1)	(73,941)	(67,316)
Adjusted EBITDA(2)	$487,710	$435,376
(1) Corporate and other Adjusted EBITDA includes adjusted corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated.
(2) Segment Adjusted EBITDA plus the Adjusted EBITDA of corporate and other is equal to Adjusted EBITDA. Adjusted EBITDA is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees from members (which we refer to as system-wide sales), the number of new club openings, same club sales for both corporate-owned and franchisee-owned clubs, net member growth, average royalty fee percentages for franchisee-owned clubs, PF Black Card penetration percentage, Adjusted EBITDA, Segment Adjusted EBITDA, four-wall Adjusted EBITDA, Royalty adjusted four-wall EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP Financial Measures” below for more information.
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $4.8 billion and $4.5 billion during the years ended December 31, 2024 and 2023, respectively.
Number of new club openings
The number of new club openings reflects clubs opened during a particular reporting period for both corporate-owned and franchisee-owned clubs. Opening new clubs is an important part of our growth strategy and we expect the majority of our future new clubs will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-

owned clubs, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Our clubs open with an initial start-up period requirement of higher than normal marketing spend and operating expenses may also be higher, particularly as a percentage of monthly revenue. New clubs may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned club base:

	Years Ended December 31,
	2024	2023
Franchisee-owned clubs:
Clubs operated at beginning of period	2,319	2,176
New clubs opened	129	147
Clubs acquired from the Company	—	5
Clubs debranded, sold or consolidated(1)	(3)	(9)
Clubs operated at end of period	2,445	2,319
Corporate-owned clubs:
Clubs operated at beginning of period	256	234
New clubs opened	21	18
Clubs sold to franchisees	—	(5)
Clubs acquired from franchisees	—	9
Clubs operated at end of period	277	256
Total clubs:
Clubs operated at beginning of period	2,575	2,410
New clubs opened	150	165
Clubs debranded, sold or consolidated(1)	(3)	—
Clubs operated at end of period	2,722	2,575
(1) The term “debranded” refers to a franchisee-owned club whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded clubs from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s club with another club located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining club.

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
•our and our franchisees’ ability to operate clubs effectively and efficiently to meet consumer expectations;
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
Clubs acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same club sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These clubs are included in the corporate-owned or franchisee-owned same club sales base, as applicable, following the twelfth month after the acquisition or sale. These clubs remain in the system-wide same club sales base in all periods. The following table shows our same club sales:

	Years Ended December 31,
	2024	2023
Same club sales growth:
Franchisee-owned clubs	5.2%	8.5%
Corporate-owned clubs	4.5%	10.1%
System-wide clubs	5.0%	8.7%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,296	2,144
Corporate-owned clubs	253	231
Total clubs	2,554	2,384
Net member growth
Net member growth refers to the net change in total members in relation to total clubs over time. We capture all membership changes daily through our point-of-sale system. We monitor a combination of membership growth, average members per club, average monthly dues and transfers from or to an individual club location. We seek to make it simple for members to join, whether online, through our mobile application or in-club, and, while some memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option. This approach to memberships is part of our commitment to appeal to a broad population, inclusive of all fitness levels from beginners to athletes. As a result, we do not rely upon membership attrition as an operating metric in assessing our performance. We primarily attribute our membership growth to the continued net member growth in existing clubs as well as the growth of our system-wide club base.
Average royalty fee percentages for the franchisee-owned clubs
The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a tiered monthly fee to a royalty of 7.0% of total monthly dues and annual membership fees across our franchisee base. Our royalty fee in the U.S. and Canada has increased over time to a current rate of 7.0% and 6.59%, respectively, for new franchisees.
PF Black Card penetration percentage
Our PF Black Card penetration percentage represents the number of our recurring billing members that have opted to enroll in our PF Black Card membership program as a percentage of our total recurring billing membership base. PF Black Card members pay higher monthly membership dues than our standard Classic Card membership and receive additional benefits for these additional fees. These benefits include access to all of our clubs system-wide, guest privileges and access to exclusive areas in our clubs that provide amenities such as water massage beds, massage chairs, tanning equipment and more. We view PF Black Card penetration percentage as a critical metric in assessing the performance and growth of our business.
Non-GAAP Financial Measures
We refer to Adjusted EBITDA, four-wall Adjusted EBITDA, Royalty adjusted four-wall EBITDA, Adjusted net income and Adjusted net income per share, diluted as we use these measures to evaluate our operating performance and we believe these measures are useful to investors in evaluating our performance. Adjusted EBITDA, four-wall Adjusted EBITDA, Royalty adjusted four-wall EBITDA, Adjusted net income and Adjusted net income per share, diluted, as presented in this Form 10-K, are supplemental measures of our performance that are neither required by, nor presented in accordance with GAAP and should not be considered as substitutes for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA, Adjusted net income and Adjusted net income per share, diluted. Our presentation of Adjusted EBITDA, four-wall Adjusted EBITDA, Royalty adjusted four-wall EBITDA, Adjusted net income and Adjusted net income per share, diluted should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, as adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing performance of the Company’s core operations. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of certain expenses and other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors. Our Board of Directors also uses Adjusted EBITDA as a key metric to assess the performance of management. Our CODM also uses Segment Adjusted EBITDA, which is Adjusted EBITDA specific to each of our three reportable segments, to assess the financial performance of and allocate resources to our segments in accordance with ASC 280, Segment Reporting. Corporate overhead costs not directly attributable to any individual segment are not allocated to the three segments and are included in Corporate and Other Adjusted EBITDA within Adjusted EBITDA.
Four-wall Adjusted EBITDA is an assessment of our average corporate-owned club-level profitability for clubs included in the same-club-sales base, which includes local and national advertising expense and adjusts for certain administrative and other items that we do not consider in our evaluation of individual club-level performance. Royalty adjusted four-wall EBITDA then applies the current royalty rate to our four-wall Adjusted EBITDA. Accordingly, we believe that Royalty adjusted four-wall EBITDA is comparable to a franchise club under our current franchise agreement and is useful to investors to assess the operating performance of an average club in our system. Management also uses such metrics in assessing club-level operating performance over time.
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
Reconciliations of Non-GAAP Financial Measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Years Ended December 31,
(in thousands)	2024	2023
Net income	$174,243	$147,035
Interest income	(23,115)	(17,741)
Interest expense	100,037	86,576
Provision for income taxes	68,443	58,512
Depreciation and amortization	160,346	149,413
EBITDA	479,954	423,795
Transaction fees and acquisition-related costs(1)	—	394
Severance costs(2)	1,602	1,220
Executive transition costs(3)	4,200	3,728
Legal matters(4)	—	6,250
Loss on adjustment of allowance for credit losses on held-to-maturity investment	1,146	2,732
Dividend income on held-to-maturity investment	(2,180)	(2,066)
Tax benefit arrangement remeasurement(5)	1,300	(1,964)
Amortization of basis difference of equity-method investments(6)	949	438
Other(7)	739	849
Adjusted EBITDA	$487,710	$435,376
(1) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned clubs.
(2) Represents severance related expenses recorded in connection with a reduction in force in 2024 and the elimination of the President and Chief Operating Officer position in 2023.
(3) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and stock-based compensation associated with certain equity awards granted to the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.

(4) Represents costs associated with legal matters in which the Company is a defendant. In 2023, this represents an increase in the legal reserve, net of legal fees paid, related to preliminary terms of a settlement agreement (the “Preliminary Settlement Agreement”). The legal reserve was subsequently paid in 2023.
(5) Represents a gain (loss) related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our consolidated statements of operations.
(7) Represents certain other gains and charges that we do not believe reflect our underlying business performance.

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Years Ended December 31,
(in thousands, except per share data)	2024	2023
Net income	$174,243	$147,035
Provision for income taxes	68,443	58,512
Transaction fees and acquisition-related costs(1)	—	394
Severance costs(2)	1,602	1,220
Executive transition costs(3)	4,200	3,728
Legal matters(4)	—	6,250
Loss on adjustment of allowance for credit losses on held-to-maturity investment	1,146	2,732
Dividend income on held-to-maturity investment	(2,180)	(2,066)
Tax benefit arrangement remeasurement(5)	1,300	(1,964)
Amortization of basis difference of equity-method investments(6)	949	438
Other(7)	739	849
Loss on extinguishment of debt(8)	2,285	—
Purchase accounting amortization(9)	49,190	51,440
Adjusted income before income taxes	301,917	268,568
Adjusted income taxes(10)	78,163	69,559
Adjusted net income	$223,754	$199,009
Adjusted net income per share, diluted	$2.59	$2.24
Adjusted weighted-average shares outstanding, diluted(11)	86,537	88,920
(1) Represents transaction fees and acquisition-related costs incurred in connection with our acquisition of franchisee-owned clubs.
(2) Represents severance related expenses recorded in connection with a reduction in force in 2024 and the elimination of the President and Chief Operating Officer position in 2023.
(3) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and stock-based compensation associated with certain equity awards granted to the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(4) Represents costs associated with legal matters in which the Company is a defendant. In 2023, this represents an increase in the legal reserve, net of legal fees paid, related to the Preliminary Settlement Agreement. The legal reserve was subsequently paid in 2023.
(5) Represents a gain (loss) related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our consolidated statements of operations.
(7) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(8) Represents a loss on extinguishment of debt as a result of the repayment of the 2018-1 Class A-2-I notes prior to the anticipated repayment date.
(9) Includes $10.6 million and $12.4 million of amortization of intangible assets, other than favorable leases, for the years ended December 31, 2024 and 2023, respectively, recorded in connection with the 2012 Acquisition, and $38.6 million and $39.1 million of amortization of intangible assets for the years ended December 31, 2024 and 2023, respectively, created in connection with historical acquisitions of franchisee-owned clubs. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(10) Represents corporate income taxes at an assumed effective tax rate of 25.9% for both the years ended December 31, 2024 and 2023, applied to adjusted income before income taxes.
(11) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below:

(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Year Ended December 31, 2024
Net income attributable to Planet Fitness, Inc.(1)	$172,042	85,827	$2.00
Assumed exchange of shares(2)	2,201	709
Net income	174,243
Adjustments to arrive at adjusted income before income taxes(3)	127,674
Adjusted income before income taxes	301,917
Adjusted income taxes(4)	78,163
Adjusted net income	$223,754	86,537	$2.59

Year Ended December 31, 2023
Net income attributable to Planet Fitness, Inc.(1)	$138,313	85,185	$1.62
Assumed exchange of shares(2)	8,722	3,735
Net income	147,035
Adjustments to arrive at adjusted income before income taxes(3)	121,533
Adjusted income before income taxes	268,568
Adjusted income taxes(4)	69,559
Adjusted net income	$199,009	88,920	$2.24
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.9% for both the years ended December 31, 2024 and 2023, applied to adjusted income before income taxes.
A reconciliation of the Corporate-owned clubs Segment Adjusted EBITDA to four-wall Adjusted EBITDA to Royalty adjusted four-wall EBITDA, is set forth below:

	Year Ended December 31, 2024
(in thousands)	Revenue	Adjusted EBITDA	Adjusted EBITDA Margin
Corporate-owned clubs segment	$502,287	$188,751	37.6%
New clubs(1)	(4,339)	7,248
Selling, general and administrative(2)	—	18,153
Impact of eliminations(3)	—	(3,482)
Purchase accounting adjustments(4)	—	(499)
Four-wall	497,948	210,171	42.2%
Royalty adjustment(5)	—	(35,578)
Royalty adjusted four-wall	$497,948	$174,593	35.1%
(1) Includes the impact of clubs open less than 13 months and those which have not yet opened.
(2) Reflects administrative costs attributable to the Corporate-owned clubs segment but not directly related to club operations.
(3) Reflects certain intercompany charges and other fees which are eliminated in consolidation.
(4) Represents the impact of certain purchase accounting adjustments associated with the 2012 Acquisition and our historical acquisitions of franchisee-owned clubs. These are primarily related to fair value adjustments to deferred rent.

(5) Includes the effect of royalties at a rate of 7.0% on gross monthly and annual membership billings as if the clubs were similar to a franchisee-owned club at the current franchise royalty rate.
Results of Operations
Comparison of the years ended December 31, 2024 and December 31, 2023
The following table sets forth a comparison of our consolidated statements of operations in dollars and as a percentage of total revenue:

	Years Ended December 31,
	2024		2023
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$344,320	29.1%	$317,917	29.7%
National advertising fund revenue	78,927	6.7%	70,012	6.5%
Franchise segment	423,247	35.8%	387,929	36.2%
Corporate-owned clubs	502,287	42.5%	449,296	41.9%
Equipment	256,120	21.7%	234,101	21.9%
Total revenue	1,181,654	100.0%	1,071,326	100.0%
Operating costs and expenses:
Cost of revenue	197,122	16.7%	190,026	17.7%
Club operations	290,507	24.6%	253,619	23.7%
Selling, general and administrative	129,146	10.9%	124,930	11.7%
National advertising fund expense	79,009	6.7%	70,095	6.5%
Depreciation and amortization	160,346	13.6%	149,413	13.9%
Other losses, net	1,326	0.1%	10,379	1.0%
Total operating costs and expenses	857,456	72.6%	798,462	74.5%
Income from operations	324,198	27.4%	272,864	25.5%
Other income (expense), net:
Interest income	23,115	2.0%	17,741	1.7%
Interest expense	(100,037)	(8.5)%	(86,576)	(8.1)%
Other expense, net	(548)	—%	3,512	0.3%
Total other income (expense), net	(77,470)	(6.5)%	(65,323)	(6.1)%
Income before income taxes	246,728	20.9%	207,541	19.4%
Provision for income taxes	68,443	5.8%	58,512	5.5%
Losses from equity-method investments, net of tax	(4,042)	(0.3)%	(1,994)	(0.2)%
Net income	174,243	14.8%	147,035	13.7%
Less net income attributable to non-controlling interests	2,201	0.2%	8,722	0.8%
Net income attributable to Planet Fitness, Inc.	$172,042	14.6%	$138,313	12.9%
Revenue
Total revenues were $1,181.7 million in the year ended December 31, 2024, compared to $1,071.3 million in the year ended December 31, 2023, an increase of $110.3 million, or 10.3%.
Franchise segment revenue was $423.2 million in the year ended December 31, 2024, compared to $387.9 million in the year ended December 31, 2023, an increase of $35.3 million, or 9.1%.
Franchise revenue was $344.3 million in the year ended December 31, 2024, compared to $317.9 million in the year ended December 31, 2023, an increase of $26.4 million, or 8.3%. Included in franchise revenue is royalty revenue of $286.3 million, franchise and other fees of $34.8 million and placement revenue of $20.9 million for the year ended December 31, 2024, compared to royalty revenue of $260.7 million, franchise and other fees of $33.6 million and placement revenue of $19.8 million for the year ended December 31, 2023. Of the $25.5 million increase in royalty revenue, $13.9 million was attributable to a franchise same club sales increase of 5.2%, $6.2 million was attributable to new clubs opened since January 1, 2023 before they move into the same club sales base and $5.4 million was from higher royalties on annual fees. The $1.2 million increase in franchise and other fees was primarily attributable to an increase in PF Perks revenue and the $1.1 million increase in placement revenue was primarily driven by higher replacement equipment placements. Also impacting franchise revenue was a $1.4 million decrease in revenue associated with the sale of HVAC units to franchisees.
National advertising fund revenue was $78.9 million in the year ended December 31, 2024, compared to $70.0 million in the year ended December 31, 2023, an increase of $8.9 million, or 12.7%. This increase was primarily attributable to $4.6 million from higher same club sales and new clubs opened since January 1, 2023 and $3.7 million from the collection of national advertising fund revenue on annual fees.
Revenue from our corporate-owned clubs segment was $502.3 million in the year ended December 31, 2024, compared to $449.3 million in the year ended December 31, 2023, an increase of $53.0 million, or 11.8%. This increase was primarily attributable to $41.7 million from the corporate-owned clubs in the same club sales base, of which $23.6 million was attributable to a same clubs sales increase of 4.5%, $8.7 million was attributable to higher annual fee revenue and $9.4 million was attributable to other fees. Additionally, $11.3 million was from new clubs opened and acquired since January 1, 2023 before they move into the same club sales base.
Equipment segment revenue was $256.1 million in the year ended December 31, 2024, compared to $234.1 million in the year ended December 31, 2023, an increase of $22.0 million, or 9.4%. This increase was primarily attributable to higher revenue from equipment sales to existing franchisee-owned clubs of $28.3 million, which included additional strength equipment sold in the fourth quarter of 2024, partially offset by lower revenue from equipment sales to new franchisee-owned clubs of $6.3 million. In the year ended December 31, 2024, we had equipment sales to 124 new franchisee-owned clubs compared to 135 in the prior year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $197.1 million in the year ended December 31, 2024, compared to $190.0 million in the year ended December 31, 2023, an increase of $7.1 million, or 3.7%. This increase was primarily attributable to higher equipment sales to existing franchisee-owned clubs, including costs associated with the additional strength equipment sold in the fourth quarter of 2024, as described above.
Club operations
Club operations expense, which relates to our Corporate-owned clubs segment, was $290.5 million in the year ended December 31, 2024 compared to $253.6 million in the year ended December 31, 2023, an increase of $36.9 million, or 14.5%. This increase was primarily attributable to $21.2 million from clubs included in our same club sales base as a result of higher rent and occupancy, payroll, operational, and marketing expenses and $15.7 million from new clubs opened and acquired since January 1, 2023 before they move into the same club sales base, of which $1.7 million was attributable to the opening and operating of five clubs in Spain during 2024.
Selling, general and administrative
Selling, general and administrative expense was $129.1 million in the year ended December 31, 2024, compared to $124.9 million in the year ended December 31, 2023, an increase of $4.2 million, or 3.4%. This increase was primarily attributable to higher consulting costs as a result of increased investments in our strategic imperatives to accelerate growth and higher payroll related expenses relating to our CEO transition, partially offset by lower marketing expenses.
National advertising fund expense
National advertising fund expense was $79.0 million in the year ended December 31, 2024, compared to $70.1 million in the year ended December 31, 2023, an increase of $8.9 million, or 12.7%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $160.3 million in the year ended December 31, 2024, compared to $149.4 million in the year ended December 31, 2023, an increase of $10.9 million, or 7.3%. This increase was primarily attributable to new clubs opened and acquired since January 1, 2023.
Other losses, net
Other losses, net was $1.3 million in the year ended December 31, 2024, compared to $10.4 million in the year ended December 31, 2023. The decrease was primarily the result of a legal reserve recorded in the prior year period and the Company’s allowance for expected credit losses on its held-to-maturity debt security.

Interest income
Interest income was $23.1 million in the year ended December 31, 2024, compared to $17.7 million in the year ended December 31, 2023, an increase $5.4 million, or 30.3%. This increase was primarily due to a higher balance of cash and cash equivalents and investments in marketable securities with higher yielding interest rates in the current year compared to the prior year.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $100.0 million in the year ended December 31, 2024, compared to $86.6 million in the year ended December 31, 2023, an increase of $13.5 million, or 15.5%. This increase was primarily from higher interest expense related to the issuance of the 2024 Notes in June 2024 and the write-off of deferred financing costs associated with the prepayment of the 2018 Notes.
Other (expense) income, net
Other (expense) income, net was an expense of $0.5 million in the year ended December 31, 2024, compared to income of $3.5 million in the year ended December 31, 2023. This decrease was primarily attributable to the remeasurement of our tax benefit arrangements due to changes in our deferred state tax rate.
Provision for income taxes
Income tax expense was $68.4 million for the year ended December 31, 2024, compared to $58.5 million for the year ended December 31, 2023, an increase of $9.9 million, or 17.0%. This increase is primarily attributable to our higher income before taxes in the current year compared to the prior year.
The Company’s effective tax rate was 27.7% for the year ended December 31, 2024, compared to 28.2% in the prior year. The decrease in the effective income tax rate was primarily due to a deferred tax benefit in 2024 related to remeasurement of deferred tax assets in comparison to a deferred tax expense in 2023, as well as lower non-deductible executive compensation expense in 2024 compared to 2023.
Losses from equity-method investments
Losses from equity-method investments was $4.0 million in the year ended December 31, 2024, compared to $2.0 million in the year ended December 31, 2023. This increase was primarily attributable to the full-year impact of losses recorded in the current year from one of the Company’s equity-method investments that was acquired during the prior year. The Company has incurred losses on its equity method investments to date primarily as a result of the investees, who are franchisee operators of Planet Fitness clubs, opening new clubs in each period and due to the accounting for basis differences in accordance with the equity method of accounting. For additional information, see Note 7 to the consolidated financial statements.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $301.1 million in the year ended December 31, 2024, compared to $273.0 million in the year ended December 31, 2023, an increase of $28.1 million, or 10.3%. This increase was primarily due to higher franchise and NAF revenue of $26.4 million and $8.9 million, respectively, and $3.1 million of lower selling, general and administrative expense, partially offset by $8.9 million of higher NAF expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $188.8 million in the year ended December 31, 2024, compared to $173.3 million in the year ended December 31, 2023, an increase of $15.4 million, or 8.9%. This increase was primarily attributable to $21.1 million from the corporate-owned same clubs sales increase of 4.5%, partially offset by $3.4 million from the opening and operating of five clubs in Spain during 2024 and $2.3 million from new and acquired clubs since January 1, 2023 before they move into the same club sales base.
Equipment
Equipment Segment Adjusted EBITDA was $71.8 million in the year ended December 31, 2024, compared to $56.4 million in the year ended December 31, 2023, an increase of $15.4 million, or 27.4%. This increase was primarily driven by higher equipment sales to existing franchisee-owned clubs, which included additional strength equipment sold in the fourth quarter of 2024, and higher margin equipment sales related to an updated equipment mix as a result of the adoption of the franchise growth model, as described above.

Liquidity and Capital Resources
As of December 31, 2024, we had $293.2 million of cash and cash equivalents, $114.2 million of short-term marketable securities, $65.7 million of long-term marketable securities and $56.5 million of restricted cash.
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
Summary of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$343,873	$330,254
Investing activities	(208,711)	(339,991)
Financing activities	(104,995)	(141,417)
Effect of foreign exchange rates on cash	(2,614)	776
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,553	$(150,378)
Operating activities
Net cash provided by operating activities of $343.9 million for the year ended December 31, 2024 was primarily attributable to $174.2 million of net income and $234.2 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, stock-based compensation expense, amortization of deferred financing costs, loss on extinguishment of debt and other adjustments, partially offset by a $64.6 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during 2024, an increase in accounts receivable due to higher equipment sales to existing franchisee-owned clubs, and an increase in other assets and other current assets primarily from other receivables and general prepaid expenses. The working capital cash outflow was partially offset by an increase in accounts payable and accrued expenses primarily from an increase in payables related to equipment orders, an increase in leases primarily from new corporate-owned clubs in 2024, and an increase in deferred revenue primarily from increased annual billings revenue.
Net cash provided by operating activities of $330.3 million for the year ended December 31, 2023 was primarily attributable to $147.0 million of net income and $211.1 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, stock-based compensation expense and other adjustments, partially offset by a $27.9 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during 2023 and a decrease in other liabilities and other current liabilities primarily from the release of a legal reserve settled in 2023. The working capital cash outflow was partially offset by an increase in leases from new corporate-owned clubs in 2023, a decrease in accounts receivable primarily from the timing of equipment sales, and an increase in deferred revenue primarily from increased annual billings revenue.
Investing activities
For the year ended December 31, 2024, net cash used in investing activities was $208.7 million compared to $340.0 million in the year ended December 31, 2023, a decrease of $131.3 million. This decrease is primarily attributable to lower cash used for acquisitions and other investments of $80.2 million and for the purchase of marketable securities, net of maturities, of $71.0 million, partially offset by $19.1 million from higher capital expenditures. Capital expenditures for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
New corporate-owned clubs	$65,421	$52,606
Existing corporate-owned clubs	66,376	59,580
Information systems	22,159	23,563
Corporate and all other	1,105	237
Total capital expenditures	$155,061	$135,986
Financing activities
For the year ended December 31, 2024, net cash used in financing activities was $105.0 million compared to net cash used in financing activities of $141.4 million in the year ended December 31, 2023, a decrease of $36.4 million. The primary drivers of the decrease were a $200.0 million increase in net cash provided from long-term debt, consisting of $800.0 million of borrowings, $587.9 million of repayment of long-term debt and principal payments and $12.1 million of deferred financing costs incurred, and a $12.7 increase in cash provided primarily from option exercise proceeds, partially offset by a $175.2 million increase in cash used for share repurchases in 2024.
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
In February 2022, the Master Issuer also issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of Variable Funding Notes, including a letter of credit facility. The 2022 Variable Funding Notes are undrawn as of December 31, 2024.
Except as noted above, there were no material changes to the terms of any debt obligations in the year ended December 31, 2024. The Company was in compliance with its debt covenants as of December 31, 2024. See Note 10 to the consolidated financial statements contained in Item 8 herein for further information related to our long-term debt obligations.
Share Repurchase Program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500.0 million, which replaced the $500.0 million 2019 share repurchase program.
On June 12, 2024, the Company entered into a $280.0 million accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the ASR Agreement, on June 14, 2024, the Company paid the Bank $280.0 million in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $224.0 million, representing 80% of the total ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. Final settlement of the ASR Agreement occurred on September 16, 2024. At final settlement, the Bank delivered 668,432 additional shares of the Company’s Class A common stock, which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $76.88 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The ASR Agreement had been evaluated as an unsettled forward contract indexed to our Class A common stock, with $56.0 million classified as an increase to accumulated deficit at the original date of payment.
Additionally, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20.0 million during the year ended December 31, 2024. A share repurchase excise tax of $2.5 million was recorded in connection with the Company’s share repurchases during the year ended December 31, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500.0 million to replace the 2022 share repurchase program contingent upon the completion of the ASR Agreement. The new share repurchase program became effective on September 16, 2024 upon the completion of the ASR Agreement. As of December 31, 2024, there is $500.0 million remaining under the 2024 Share Repurchase Program.
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
Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2024.

(in thousands)	Short Term	Long Term	Total
Long-term debt(1)	$22,500	$2,173,250	$2,195,750
Interest on long-term debt(2)	99,497	469,507	569,004
Obligations under tax benefit arrangements(3)	55,556	411,360	466,916
Operating leases	60,171	539,444	599,615
Advertising commitments(4)	68,803	—	68,803
Purchase obligations(5)	15,591	—	15,591
Total contractual obligations	$322,118	$3,593,561	$3,915,679
(1) Long-term debt payments include scheduled principal payments only.
(2)Interest on long-term debt is based on the contractual interest rate through the anticipated repayment dates of the outstanding senior secured notes.
(3) Timing of payments under tax benefit arrangements is estimated.
(4) Advertising purchase commitments include commitments for the NAFs.
(5) Purchase obligations consists of open purchase orders primarily related to equipment to be sold to franchisees. For the majority of our equipment purchase obligations, our policy is to require the franchisee to provide us with either a deposit or proof of a committed financing arrangement.
Off-Balance Sheet Arrangements
As of December 31, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $4.5 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2024 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of 10 years, with earlier expiration dates if certain conditions are met. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
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
The valuation methodologies used are based on the nature of the asset or liability. The significant assets and liabilities measured at fair value include property and equipment, intangible assets, and favorable and unfavorable leases. For the 2012 Acquisition, intangible assets consisted of trade and brand names, member relationships, franchisee relationships related to both our franchise and equipment segments, non-compete agreements, order backlog and favorable and unfavorable leases. For other acquisitions, which consist of acquisitions of clubs from franchisees, intangible assets generally consist of member relationships, re-acquired franchise rights, and favorable and unfavorable leases.
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
As of December 31, 2024, we had $468.8 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. As of December 31, 2024, the Company has provided a valuation allowance of $6.6 million against the portion of its deferred tax assets for which the Company does not have sufficient positive evidence to support its recoverability.
We recognize the effects of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Tax Benefit Arrangements
As described in Note 16 to the consolidated financial statements included in Part II, Item 8, we are a party to the tax benefit arrangements under which we are contractually committed to pay certain non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the tax benefit arrangements are contingent upon, among other things, (i) generation of future taxable income over the term of the tax benefit arrangements and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the tax benefit arrangements to utilize the tax benefits, then we would not be required to make the related payments. Therefore, we would only recognize a liability for tax benefit arrangement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the tax benefit arrangements to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. As of December 31, 2024, we recognized $466.9 million of liabilities relating to our obligations under the tax benefit arrangements. We concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred. Changes in the liability resulting from historical exchanges under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Marketable securities
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had investments in short and long-term marketable securities of $179.8 million, primarily consisting of commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities, respectively. A 100 basis point increase in the general level of U.S. interest rates relative to interest rates as of December 31, 2024 would decrease the fair value of our marketable security investments by approximately $1.3 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such decrease in fair value would only be realized if we sold the investments prior to maturity.
Long-term debt
The securitized financing facility includes the Series 2022-1 Senior Class A-2 Notes and the Series 2024-1 Senior Class A-2 Notes, which are comprised of fixed interest rate notes, and the 2022 Variable Funding Notes, which allow for the incurrence of up to $75.0 million in revolving loans and/or Letters of Credit under the 2022 Variable Funding Notes. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company would be exposed to interest rate increases on any borrowings under the 2022 Variable Funding Notes. As of December 31, 2024, the 2022 Variable Funding Notes remain undrawn, but the Company would be exposed to interest rate increases on any borrowings under the 2022 Variable Funding Notes. A 100-basis point increase in the effective interest rate applied to borrowings under the 2022 Variable Funding Notes, if they were fully drawn, would result in a $0.8 million increase in pre-tax interest expense on an annualized basis.
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, Australian dollar and Euro, which are the functional currencies of our Canadian, Mexican, Australian and Spanish entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2024, a 10% increase or decrease in the exchange rates of the U.S. dollar and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
Inflation risk
As a result of inflationary conditions, there have been and may continue to be increases in shipping, labor and equipment costs which could impact our profitability and that of our franchisees. Although we do not believe that inflation has had a material effect on our income from continuing operations, we have a substantial number of hourly employees in our corporate-owned clubs that are paid wage rates at or based on the applicable federal or state minimum wage. Any increases in these minimum wages will subsequently increase our labor costs. We may or may not be able to offset cost increases in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planet Fitness, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules, Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 2(e) and 19 to the consolidated financial statements, revenue is derived from various revenue streams within the Company’s franchise, equipment, and corporate-owned clubs reportable segments. The Company’s processes and related information technology (IT) systems used to record revenue differ for certain of these revenue streams. The Company recorded $1,182 million of total revenue for the year ended December 31, 2024.
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
Boston, Massachusetts
February 25, 2025

Planet Fitness, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$293,150	$275,842
Restricted cash	56,524	46,279
Short-term marketable securities	114,163	74,901
Accounts receivable, net of allowances for uncollectible amounts of $30 and $0 as of December 31, 2024 and 2023, respectively	77,145	41,890
Inventory	6,146	4,677
Prepaid expenses	21,499	13,842
Other receivables	16,776	11,072
Income tax receivable	2,616	3,314
Total current assets	588,019	471,817
Long-term marketable securities	65,668	50,886
Investments, net of allowance for expected credit losses of $18,834 and $17,689 as of December 31, 2024 and 2023, respectively	75,650	77,507
Property and equipment, net of accumulated depreciation of $370,118 and $322,958, as of December 31, 2024 and 2023, respectively	423,991	390,405
Right-of-use assets, net	395,174	381,010
Intangible assets, net	323,318	372,507
Goodwill	720,633	717,502
Deferred income taxes	470,197	504,188
Other assets, net	7,058	3,871
Total assets	$3,069,708	$2,969,693
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$22,500	$20,750
Accounts payable	32,887	23,788
Accrued expenses	67,895	66,299
Equipment deposits	1,851	4,506
Deferred revenue, current	62,111	59,591
Payable pursuant to tax benefit arrangements, current	55,556	41,294
Other current liabilities	39,695	35,101
Total current liabilities	282,495	251,329
Long-term debt, net of current maturities	2,148,029	1,962,874
Lease liabilities, net of current portion	405,324	381,589
Deferred revenue, net of current portion	31,990	32,047
Deferred tax liabilities	1,386	1,644
Payable pursuant to tax benefit arrangements, net of current portion	411,360	454,368
Other liabilities	4,497	4,833
Total noncurrent liabilities	3,002,586	2,837,355
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value, 300,000 shares authorized, 84,323 and 86,760 shares issued and outstanding as of December 31, 2024 and 2023, respectively	9	9
Class B common stock, $.0001 par value, 100,000 shares authorized, 342 and 1,397 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Accumulated other comprehensive (loss) income	(2,348)	172
Additional paid in capital	609,115	575,631
Accumulated deficit	(822,156)	(691,461)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(215,380)	(115,649)
Non-controlling interests	7	(3,342)
Total stockholders’ deficit	(215,373)	(118,991)
Total liabilities and stockholders’ deficit	$3,069,708	$2,969,693
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenue:
Franchise	$344,320	$317,917	$271,559
National advertising fund revenue	78,927	70,012	58,075
Corporate-owned clubs	502,287	449,296	379,393
Equipment	256,120	234,101	227,745
Total revenue	1,181,654	1,071,326	936,772
Operating costs and expenses:
Cost of revenue	197,122	190,026	177,200
Club operations	290,507	253,619	219,422
Selling, general and administrative	129,146	124,930	114,853
National advertising fund expense	79,009	70,095	66,116
Depreciation and amortization	160,346	149,413	124,022
Other losses, net	1,326	10,379	5,081
Total operating costs and expenses	857,456	798,462	706,694
Income from operations	324,198	272,864	230,078
Other income (expense), net:
Interest income	23,115	17,741	5,005
Interest expense	(100,037)	(86,576)	(88,628)
Other (expense) income, net	(548)	3,512	14,983
Total other expense, net	(77,470)	(65,323)	(68,640)
Income before income taxes	246,728	207,541	161,438
Provision for income taxes	68,443	58,512	50,515
Losses from equity-method investments, net of tax	(4,042)	(1,994)	(467)
Net income	174,243	147,035	110,456
Less net income attributable to non-controlling interests	2,201	8,722	11,054
Net income attributable to Planet Fitness, Inc.	$172,042	$138,313	$99,402
Net income per share of Class A common stock:
Basic	$2.01	$1.63	$1.18
Diluted	$2.00	$1.62	$1.18
Weighted-average shares of Class A common stock outstanding:
Basic	85,621	84,896	84,137
Diluted	85,827	85,185	84,544

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Net income including non-controlling interests	$174,243	$147,035	$110,456
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(2,312)	179	(460)
Change in unrealized (loss) gain on marketable securities, net of tax	(208)	441	—
Total other comprehensive income (loss), net	(2,520)	620	(460)
Total comprehensive income including non-controlling interests	171,723	147,655	109,996
Less: total comprehensive income attributable to non-controlling interests	2,201	8,722	11,054
Total comprehensive income attributable to Planet Fitness, Inc.	$169,522	$138,933	$98,942
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$174,243	$147,035	$110,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,346	149,413	124,022
Amortization of deferred financing costs	5,362	5,492	5,514
Loss on extinguishment of debt	2,285	—	1,583
Accretion of marketable securities discount	(3,307)	(3,273)	—
Losses from equity-method investments, net of tax	4,042	1,994	467
Dividends accrued on held-to-maturity investment	(2,180)	(2,066)	(1,876)
Credit loss (gain) on held-to-maturity investment	1,145	2,732	(2,505)
Deferred tax expense	55,689	51,189	48,618
Loss (gain) on re-measurement of tax benefit arrangement liability	1,300	(1,964)	(13,831)
(Gain) loss on disposal of property and equipment	(671)	61	(60)
Equity-based compensation	8,913	7,906	8,068
Other	1,280	(345)	158
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,459)	4,761	(19,177)
Inventory	(1,484)	599	(4,112)
Other assets and other current assets	(11,785)	929	(5,152)
Accounts payable and accrued expenses	17,312	(975)	(14,721)
Other liabilities and other current liabilities	(519)	(8,106)	8,636
Income taxes	407	2,183	(1,672)
Payments pursuant to tax benefit arrangements	(44,946)	(34,797)	(19,253)
Equipment deposits	(2,653)	(3,937)	2,457
Deferred revenue	2,775	3,942	9,404
Leases	12,778	7,481	3,183
Net cash provided by operating activities	343,873	330,254	240,207
Cash flows from investing activities:
Additions to property and equipment	(155,061)	(135,986)	(100,057)
Acquisitions of franchisees	—	(43,264)	(424,940)
Proceeds from sale of property and equipment and insurance proceeds	1,396	99	60
Proceeds from sale of corporate-owned clubs	—	—	20,820
Purchases of marketable securities	(155,423)	(203,285)	—
Maturities of marketable securities	103,672	80,490	—
Issuance of note receivable, related party	(2,145)	—	—
Other investments	(1,150)	(38,045)	(2,449)
Net cash used in investing activities	(208,711)	(339,991)	(506,566)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800,000	—	900,000
Proceeds from issuance of Variable Funding Notes	—	—	75,000
Proceeds from issuance of Class A common stock	21,875	9,160	925
Principal payments on capital lease obligations	(98)	(193)	(268)
Repayment of long-term debt and variable funding notes	(608,688)	(20,749)	(724,813)
Payment of deferred financing and other debt-related costs	(12,055)	—	(16,176)
Repurchase and retirement of Class A common stock	(300,205)	(125,030)	(94,315)
Payment of share repurchase excise tax	(1,032)	—	—
Distributions to members of Pla-Fit Holdings	(4,792)	(4,605)	(4,628)
Net cash (used in) provided by financing activities	(104,995)	(141,417)	135,725
Effects of exchange rate changes on cash and cash equivalents	(2,614)	776	(808)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,553	(150,378)	(131,442)
Cash, cash equivalents and restricted cash, beginning of period	322,121	472,499	603,941
Cash, cash equivalents and restricted cash, end of period	$349,674	$322,121	$472,499
Supplemental cash flow information:
Cash paid for interest	$90,853	$81,184	$80,961
Net cash paid for income taxes	$12,072	$5,258	$3,625
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$11,423	$18,639	$13,936
Fair value of clubs exchanged for equity-method investment	$—	$17,000	$—
Fair value of common stock issued as consideration for acquisition	$—	$—	$393,730
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance at January 1, 2022	83,804	$8	3,056	$1	$12	$63,428	$(708,804)	$2,510	$(642,845)
Net income	—	—	—	—	—	—	99,402	11,054	110,456
Equity-based compensation expense	—	—	—	—	—	8,068	—	—	8,068
Repurchase and retirement of Class A common stock	(1,529)	—	—	—	—	6,426	(94,315)	(6,426)	(94,315)
Exchanges of Class B common stock	548	—	(548)	—	—	22,533	—	(22,533)	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	90	—	—	—	—	1,039	—	—	1,039
Issuance of common stock for acquisition	517	—	3,638	—	—	385,324	—	8,406	393,730
Deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	18,326	—	—	18,326
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(932)	(932)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,628)	(4,628)
Other comprehensive loss	—	—	—	—	(460)	—	—	—	(460)
Balance at December 31, 2022	83,430	8	6,146	1	(448)	505,144	(703,717)	(12,549)	(211,561)
Net income	—	—	—	—	—	—	138,313	8,722	147,035
Equity-based compensation expense	—	—	—	—	—	7,906	—	—	7,906
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,079)	(3,117)	(126,079)
Exchanges of Class B common stock and other adjustments	4,749	1	(4,749)	(1)	—	(12,572)	—	12,572	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	280	—	—	—	—	9,034	—	—	9,034
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	63,002	—	—	63,002
Non-cash adjustments to VIEs	—	—	—	—	—	—		(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	22	(3,976)	(3,954)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,605)	(4,605)
Other comprehensive income	—	—	—	—	620	—	—	—	620
Balance at December 31, 2023	86,760	9	1,397	—	172	575,631	(691,461)	(3,342)	(118,991)
Net income	—	—	—	—	—	—	172,042	2,201	174,243
Equity-based compensation expense	—	—	—	—	—	8,913	—	—	8,913
Repurchase and retirement of Class A common stock	(4,073)	—	—	—	—	2,364	(302,737)	(2,364)	(302,737)
Exchanges of Class B common stock and other adjustments	1,055	—	(1,055)	—	—	(7,294)	—	7,294	—
Exercise of stock options, vesting of restricted share units and ESPP share purchase	581	—	—	—	—	21,865	—	—	21,865
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,936	—	—	6,936
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,792)	(4,792)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive loss	—	—	—	—	(2,520)	—	—	—	(2,520)
Balance at December 31, 2024	84,323	$9	342	$—	$(2,348)	$609,115	$(822,156)	$7	$(215,373)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 19.7 million members and 2,722 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of December 31, 2024.
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
As of December 31, 2024, the Company held 100% of the voting interest, and approximately 99.6% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
Planet Fitness NAF, LLC (the “national advertising fund” or “NAF”) is an advertising fund and is considered a VIE. The results of the NAF are consolidated within these financial statements based on the determination that the Company is the primary beneficiary of the NAF. On behalf of the Company, the NAF along with the Canadian Advertising Fund (“CAF” and collectively with the NAF, the “NAFs”) collect 2% annually of gross monthly and annual membership dues from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to increase sales and further enhance the public reputation of the Planet Fitness brand. See Note 3 for further information related to the NAFs.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(b) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, valuation of equity-based compensation awards, valuation of assets and liabilities acquired in business combinations, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, equity method investments, allowance for expected credit losses, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities, and the liability for the Company’s tax benefit arrangements.
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
The credit risk associated with trade receivables is mitigated due to the large number of customers, generally franchisees, and their broad dispersion over many different geographic areas. The Company does not have any concentrations greater than 10% with respect to revenues. As of December 31, 2024, the Company had one customer who represented 12% of total accounts receivable. As of December 31, 2023, no customers represented more than 10% of total accounts receivable.
The Company purchases equipment, both for corporate-owned clubs and for sales to franchisee-owned clubs from various equipment vendors. The percentages of equipment purchases from vendors that represent 10% or more of total equipment purchases was as follows:

	Years Ended December 31,
	2024	2023	2022
Vendor A	74%	72%	71%
Vendor B	16%	21%	22%
The Company, including the NAFs, uses various vendors for advertising services. The percentages of advertising purchases from vendors that represent 10% or more of total advertising purchases was as follows:

	Years Ended December 31,
	2024	2023	2022
Vendor A	34%	38%	*
Vendor B	23%	24%	*
Vendor C	13%	18%	*
Vendor D	*	*	77%
* Represents less than 10% of advertising purchases for the period.
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2024, the Company had restricted cash held by the Trustee of $56,524. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(e) Revenue from contracts with customers
The Company’s revenues are comprised of franchise revenue, equipment revenue, and corporate-owned clubs revenue and are accounted for under ASC 606 - Revenue From Contracts With Customers, net of applicable sales tax.
Franchise revenue
Franchise revenues consist primarily of royalties, contributions to the NAFs (“NAF revenue”), franchise fees and upfront fees from area development agreements (“ADAs”), transfer fees, equipment placement revenue, membership join fees, and other fees.
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
Royalties and franchisee contributions to national advertising funds, are calculated as a percentage of franchise monthly dues and annual fees over the term of the franchise agreement. Under the franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Franchise fees are payable by the franchisee upon signing a new franchise agreement or successor franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Franchise royalties, as well as contributions to the NAFs, represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur.
Franchise fees, as well as transfer fees, are recognized as revenue on a straight-line basis over the term of the respective franchise agreement. ADAs generally consist of an obligation to grant geographic exclusive area development rights. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise agreement signed by the franchisee. The pro-rata amount apportioned to each franchise agreement is accounted for on a straight-line basis over the respective franchise agreement.
The Company is generally responsible for assembly and placement of equipment it sells to U.S., Canada, and Mexico based franchisee-owned clubs. Placement revenue is recognized upon completion and acceptance of the services at the franchise location.
Join fees are paid to the Company by franchisees for processing new membership transactions when a new member signs up for a membership to a franchisee-owned club. These fees are recognized as revenue as each transaction occurs.
The Company recognizes revenue from its PF Perks program, which are fees and commissions paid to the Company by certain brands and third-party retail partners for special discounts, promotions and offers to be made available to our members through our mobile application and website.
Corporate-owned clubs revenue
The following revenues are generated from clubs owned and operated by the Company.
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
Annual membership fee revenue
Annual membership fees are annual fees charged to members in addition to monthly membership dues. The Company recognizes annual membership fees ratably over the 12-month membership period or as long as there is a service obligation to the member.
Other fees
The Company collects certain other fees from members in connection with their membership, including fees associated with certain member payments, which are recognized upon collection.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Retail sales
The Company sells Planet Fitness branded apparel, food, beverages, and other accessories. The revenue for these items is recognized at the point of sale.
Equipment revenue
The Company sells and delivers equipment purchased from third-party equipment manufacturers to U.S., Canada, and Mexico based franchisee-owned clubs. Revenue is recognized upon transfer of control of ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Franchisees are charged for all freight costs incurred for the delivery of equipment. Freight revenue is recorded within equipment revenue and freight costs are recorded within cost of revenue. In most instances, the Company recognizes equipment revenue on a gross basis as management has determined the Company to be the principal in these transactions. Management determined the Company to be the principal in the transaction because the Company controls the equipment prior to delivery to the final customer as evidenced by its pricing discretion over the goods, inventory transfer of title and risk of loss while the inventory is in transit, and having the primary responsibility to fulfill the customer order and direct the third-party vendor.
(f) Deferred revenue
Franchise deferred revenue results from franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Deferred revenue is also recognized in the Corporate-owned clubs segment for cash received from members for enrollment fees, membership dues and annual fees for the portion not yet earned based on the membership period. Equipment deposits made at the time of ordering equipment are also deferred until the revenue recognition criteria are met.
(g) Cost of revenue
Cost of revenue consists primarily of direct costs associated with equipment sales, including freight costs, to new and existing franchisee-owned clubs in the United States, Canada and Mexico and the cost of retail merchandise sold in corporate-owned clubs. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.
(h) Club operations
Club operations consists of the direct costs associated with our corporate-owned clubs, primarily payroll, rent, utilities, supplies, maintenance, insurance, and local and national advertising.
(i) Selling, general and administrative
Selling, general and administrative expenses are primarily associated with administrative, corporate-owned club and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, information technology, marketing, legal, accounting, consulting and insurance related expenses. These expenses include internal costs related to equipment placement and assembly services of $7,596, $6,961 and $6,069, for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company leases space to operate corporate-owned clubs, equipment, office, and warehouse space. The Company currently leases the corporate headquarters, corporate-owned club headquarters and all but one of the corporate-owned clubs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for fixed lease and non-lease components together as a single, combined lease component. Variable lease costs, which may include common area maintenance, insurance, and taxes are not included in the lease liability and are expensed in the period incurred.
Corporate-owned club leases generally have original lease terms of 10 to 12 years, and typically include one or more renewal options, with renewal option terms that can generally extend the lease term from three to 10 years or more. The exercise of lease renewal options is at the Company’s sole discretion. The Company includes renewal options in the expected lease term when they are reasonably certain to be exercised.
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
(n) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses for corporate-owned clubs are included within club operations and totaled $43,137, $39,642 and $31,462 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition to expenses incurred by our NAFs (“NAF expense”), advertising related to the franchise segment is included within

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

selling, general and administrative expenses and totaled $330, $2,514 and $3,103 for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 3 for discussion of the NAFs.
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
(q) Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the IPO and certain future and past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements, pursuant to which the Company is required to make payments to certain current or former holders of equity interests or their successors-in-interest (“TRA Holders”). Under the first of those agreements, the Company generally is required to pay to certain existing and previous equity owners of Pla-Fit Holdings, LLC 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the exchanges of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of tax attributes of certain equity interests previously held by affiliates of TSG that resulted from TSG’s purchase of interests in our 2012 acquisition, and certain other tax benefits. Under both agreements, the Company generally retains the remaining 15% benefit of the applicable tax savings.
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2024 the Company has recorded a liability of $466,916 payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated expected tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the liability resulting from historical changes under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 7 for investments that are measured at fair value on a recurring basis.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The carrying value and estimated fair value of long-term debt were as follows:

	December 31, 2024		December 31, 2023
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt(1)	$2,195,750	$2,082,034	$2,004,438	$1,829,286
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
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized gains or losses not resulting from credit losses or impairment are recorded through accumulated other comprehensive income (loss). Realized gains and losses from the sale of marketable securities are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Interest income from marketable securities is recognized as earned within the consolidated statement of operations. The accretion of marketable debt security discounts to maturity is recognized within interest income.
Held-to-maturity debt securities
Held-to-maturity debt securities are financial instruments for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. The Company reserves for expected credit losses on held-to-maturity debt securities through the allowance for expected credit losses. The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, recent financing rounds at reduced valuations, potential refinancing events, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A held-to-maturity debt security is written off when deemed uncollectible.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Equity method investments
The Company accounts for investments under the equity method if it holds less than 50% of the voting stock, has the ability to exercise significant influence, and the entity is not a VIE in which the Company is the primary beneficiary. These investments are recorded initially at cost as a non-current asset on the consolidated balance sheets. The Company records its interest in the net earnings of its equity method investees along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within losses from equity-method investments, net of tax in the consolidated statements of operations. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized into losses from equity method investments over the useful lives of the underlying assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company records its interest in the net earnings of its equity method investments based on the most recently available financial statements of the investees.
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
(t) Equity-based compensation
The Company has an equity-based compensation plan under which employees and directors provide services to the Company and receive equity instruments as consideration from the Company. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period. For awards with performance targets, the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares that will vest upon achieving the measurement criteria. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 14 for further information.
(u) Business combinations
The Company accounts for business combinations using the purchase method of accounting which results in the assets acquired and liabilities assumed being recorded at fair value.
The valuation methodologies used are based on the nature of the asset or liability. The significant assets and liabilities measured at fair value include property and equipment, intangible assets, and favorable and unfavorable leases. For the 2012 Acquisition, intangible assets consisted of trade and brand names, member relationships, franchisee relationships related to both the franchise and equipment segments, non-compete agreements, order backlog and favorable and unfavorable leases. For other acquisitions, which consist of acquisitions of clubs from franchisees, intangible assets generally consist of member relationships, re-acquired franchise rights, and favorable and unfavorable leases.
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
(x) Non-controlling interests
Non-controlling interests represent third-party interests in certain of the Company’s subsidiaries. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each subsidiary or based upon contractual arrangements. If such contractual arrangements are substantive and provide for a disproportionate allocation of economic returns among equity holders, the Company uses the hypothetical liquidation at book value (“HLBV”) method to allocate net income or loss of the subsidiary. The HLBV method is a balance sheet focused approach which measures each party’s capital account at each balance sheet date to determine the amount that the Company would receive if the subsidiary were to hypothetically liquidate its net assets at their carrying values determined in accordance with GAAP and distribute such hypothetical proceeds based on the liquidation rights and priorities defined in the contractual arrangement. Under the HLBV method, net income or losses of the subsidiary are attributed based on the change in each party’s capital account between the beginning and the end of the reporting period, after adjusting for capital contributions and distributions. The proportion of net income or losses attributed to non-controlling interests under the HLBV method is subject to change as the net assets in the subsidiary change.
(y) Reclassification
Certain amounts have been reclassified to conform to current year presentation.
(z) Recent accounting pronouncements
The FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures, in November 2023. The standard expands reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted the new guidance beginning for fiscal year 2024. See Note 19 for the Company’s disclosures in accordance with this new guidance.
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
The FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, in November 2024. The standard requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adoption on our financial disclosures.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(3) National advertising fund
On July 26, 2011, the Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness clubs located in the United States. On behalf of the NAFs, the Company collects approximately 2% annually of gross monthly and annual membership dues, from franchisees, in accordance with the provisions of the franchise agreements, which is reflected as NAF revenue on the consolidated statements of operations. The Company also contributes 2% annually of gross monthly and annual membership dues from clubs owned by the Company to the NAFs, which are reflected in club operations expense in the consolidated statements of operations. The use of amounts received by the NAFs are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAFs within the consolidated financial statements. Amounts received or receivable by the NAFs, which are restricted in their use, are recorded within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to the NAFs and charges the NAFs a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $5,927, $3,746 and $2,437 for the years ended December 31, 2024, 2023 and 2022, respectively. Fees paid to the Company by the NAFs are reflected as expense in the NAF expense caption on the consolidated statement of operations, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations.
Assets and liabilities of the NAFs, which are restricted in their use, included in the Consolidated Balance Sheets were as follows:

	As of December 31,
	2024	2023
Assets
Cash & cash equivalents	$10,951	$12,288
Other current assets	2,727	2,487
Total current assets	$13,678	$14,775

Liabilities
Accounts payable	$2,078	$2,977
Accrued expenses and other current liabilities	7,488	4,012
Total current liabilities	$9,566	$6,989
(4) Acquisitions
Sunshine Fitness Acquisition
On February 10, 2022, the Company and Pla-Fit Holdings (together with the Company, the “Buyers”), acquired 100% of the equity interests (the “Sunshine Acquisition”) of Sunshine Fitness Growth Holdings, LLC, a Delaware limited liability company and Planet Fitness franchisee (“Sunshine Fitness”). The Company acquired 114 clubs in Alabama, Florida, Georgia, North Carolina, and South Carolina from Sunshine Fitness. The purchase price of the acquisition was $824,587 consisting of $430,857 in cash consideration, and $393,730 of equity consideration, including 517,348 shares of Class A Common Stock, par value $0.0001, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock, par value $0.0001, of the Company, valued based on the closing trading price of the Company’s Class A common stock on the acquisition date. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $1,160, which has been reflected in other (gains) losses, net in the consolidated statement of operations. The loss reduced the net purchase price to $823,427. In connection with the acquisition, the Company recorded a gain of $2,059 related to the settlement of preexisting contracts with Sunshine Fitness within other (gains) losses, net on the consolidated statement of operations. The acquired clubs are included in the corporate-owned clubs segment.

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
The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques. The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to increased expansion for market opportunities, the expansion of club membership and synergies from the integration of the clubs into the broader corporate-owned club portfolio. Approximately $175,600 of the goodwill recorded is expected to be amortizable and deductible for tax purposes, the majority of which is deductible over 15 years.
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

Amount
Total revenues	$180,841
Income before taxes	$17,478

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

(5) Sale of corporate-owned clubs
On August 31, 2022, the Company sold 6 corporate-owned clubs located in Colorado to a franchisee for $20,820. The net value of assets derecognized in connection with the sale amounted to $19,496, which included goodwill of $14,423, intangible assets of $2,629, and net tangible assets of $2,444, which resulted in a gain on sale of corporate-owned clubs of $1,324.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(6) Property and equipment
Property and equipment consists of the following:

	As of December 31,
	2024	2023
Land	$431	$1,341
Equipment	178,261	176,524
Leasehold improvements	395,353	342,725
Buildings and improvements	3,482	2,572
Furniture & fixtures	84,365	73,872
Information technology and systems assets	121,845	99,734
Other	2,206	3,065
Construction in progress	8,166	13,530
Total property and equipment	$794,109	$713,363
Accumulated depreciation	(370,118)	(322,958)
Total property and equipment, net	$423,991	$390,405
The Company recorded depreciation expense of $111,113, $97,931 and $83,310 for the years ended December 31, 2024, 2023 and 2022, respectively.

(7) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s investments in available-for-sale marketable securities as of December 31, 2024 and 2023. As of December 31, 2024, the marketable securities had maturity dates ranging from approximately one month to 24 months. Realized gains and losses were insignificant for the years ended December 31, 2024 and 2023.

	December 31, 2024
	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
Cash equivalents
Money market funds	$236	$—	$236	$236	$—
Commercial paper	3,996	—	3,996	—	3,996
U.S. treasury securities	2,650	—	2,650	—	2,650
Total cash equivalents	6,882	—	6,882	236	6,646
Short-term marketable securities
Commercial paper	9,082	10	9,092	—	9,092
Corporate debt securities	98,915	181	99,096	—	99,096
U.S. treasury securities	1,999	—	1,999	—	1,999
U.S. government agency securities	3,971	5	3,976	—	3,976
Total short-term marketable securities	113,967	196	114,163	—	114,163
Long-term marketable securities
Corporate debt securities	62,728	(55)	62,673	—	62,673
U.S. government agency securities	3,000	(5)	2,995	—	2,995
Total long-term marketable securities	65,728	(60)	65,668	—	65,668
Total cash equivalents and marketable securities	$186,577	$136	$186,713	$236	$186,477

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

	December 31, 2023
	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
Cash equivalents
Money market funds	$761	$—	$761	$761	$—
U.S. treasury securities	2,997	1	2,998	—	2,998
Total cash equivalents	3,758	1	3,759	761	2,998
Short-term marketable securities
Commercial paper	37,063	24	37,087	—	37,087
Corporate debt securities	34,632	(38)	34,594	—	34,594
U.S. government agency securities	3,210	10	3,220	—	3,220
Total short-term marketable securities	74,905	(4)	74,901	—	74,901
Long-term marketable securities
Corporate debt securities	47,388	328	47,716	—	47,716
U.S. government agency securities	3,151	19	3,170	—	3,170
Total long-term marketable securities	50,539	347	50,886	—	50,886
Total cash equivalents and marketable securities	$129,202	$344	$129,546	$761	$128,785
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of December 31, 2024.
Held-to-maturity debt security
The Company has a debt security investment that consists of redeemable preferred shares with an original contractual maturity in 2026. The investment is classified as held-to-maturity and measured at amortized cost within investments in the consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilizes probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $1,145, a credit loss expense of $2,732, and a gain on the reversal of credit loss allowance of $2,505 during the years ended December 31, 2024, 2023, and 2022, respectively, on the adjustment of its allowance for credit losses within other (gains) losses, net on the consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $32,523 and $30,343 as of December 31, 2024 and 2023, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $2,180, $2,066 and $1,876 during the years ended December 31, 2024, 2023 and 2022, respectively, within other income (expense), net on the consolidated statements of operations.
A rollforward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Years Ended December 31,
	2024	2023
Beginning allowance for expected credit losses	$17,689	$14,957
Loss on adjustment of allowance for credit losses on held-to-maturity investment	1,145	2,732
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$18,834	$17,689

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with U.S. GAAP on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the consolidated statements of operations. As of December 31, 2024 and 2023, the Company determined that no impairment of its equity method investments existed.
As of December 31, 2024 and 2023, the Company held a 21.8% ownership in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,961 and $13,220, respectively. During the years ended December 31, 2024 and 2023, the Company invested an additional $1,150 and $2,449, respectively, in Bravo Fit Holdings Pty Ltd, maintaining its ownership of 21.8%. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $5,374 and $6,812 as of December 31, 2024 and 2023, respectively. This basis difference is primarily attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $1,409, $1,031 and $467 for the years ended December 31, 2024, 2023 and 2022, respectively, which included the amortization of basis differences of $264, $261 and $0, respectively.
As of December 31, 2024 and 2023, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $49,000 and $51,633, respectively. During the year ended December 31, 2023, the Company invested $35,596 in cash and received $17,000 worth of equity interests, which was for the contribution of five clubs that were acquired from a franchisee in October 2023 in connection with a legal settlement (see Note 17), in Planet Fitmex, LLC. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $21,702 and $17,458 as of December 31, 2024 and 2023, respectively. This basis difference is primarily attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $2,633 and $963 for the years ended December 31, 2024 and 2023, respectively, which included the amortization of basis differences of $685 and $177.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(8) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the consolidated balance sheets, were as follows:

		As of December 31,
Leases	Balance Sheet Classification	2024	2023
Assets
Operating	Right of use asset, net	$395,174	$381,010
Finance	Property and equipment, net	85	179
Total lease assets		$395,259	$381,189

Liabilities
Current:
Operating	Other current liabilities	$37,031	$33,849
Finance	Other current liabilities	70	125
Noncurrent:
Operating	Lease liabilities, net of current portion	405,324	381,589
Finance	Other liabilities	20	63
Total lease liabilities		$442,445	$415,626

Weighted-average remaining lease term - operating leases		7.7 years	8.0 years
Weighted-average discount rate - operating leases		5.6%	5.4%

The components of lease cost were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$71,278	$64,187	$56,319
Variable lease cost	27,716	22,718	20,327
Total lease cost	$98,994	$86,905	$76,646

The Company’s costs related to short-term leases, those with a duration between one and 12 months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid, net, for lease liabilities	$58,231	$56,145	$44,928
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding Acquisitions	$63,475	$67,242	$37,928
Acquisition-related operating lease ROU assets obtained in exchange for operating lease liabilities	$—	$5,424	$162,827

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Maturities of lease liabilities as of December 31, 2024 were as follows:

Amount
2025	$60,171
2026	78,663
2027	78,409
2028	75,518
2029	67,643
Thereafter	194,690
Total lease payments	$555,094
Less: imputed interest	(112,649)
Present value of future minimum lease liabilities	$442,445
As of December 31, 2024, operating lease payments exclude approximately $44,521 of legally binding minimum lease payments for leases signed but not yet commenced.
(9) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2023	$16,938	$607,898	$92,666	$717,502
Acquisitions	—	3,191	—	3,191
Foreign currency translation	—	(60)	—	(60)
Goodwill at December 31, 2024	$16,938	$611,029	$92,666	$720,633
The Company completed an immaterial acquisition of an operating entity in Spain during the first quarter of fiscal 2024, which resulted in the addition of $1,572 in the carrying value of goodwill. During the year ended December 31, 2024, the Company issued stock of the subsidiary holding the operating entity in Spain to a third-party investor which resulted in the creation of a non-controlling interest of such subsidiary holding company and the subsidiary operating entity. The Company intends to operate corporate-owned clubs through this entity.
In December 2024, the Company’s operating entity in Spain completed an immaterial acquisition of three clubs. The acquisition resulted in the addition of $1,619 in the carrying value of goodwill, which is based on the Company’s preliminary allocation of the purchase consideration and may be subject to change within the measurement period.
A summary of intangible assets is as follows:

	December 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(183,046)	$15,997	$199,043	$(169,155)	$29,888
Reacquired franchise rights	274,708	(113,987)	160,721	274,708	(78,689)	196,019
Total finite-lived intangible assets	473,751	(297,033)	176,718	473,751	(247,844)	225,907
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(297,033)	$323,318	$620,351	$(247,844)	$372,507
Our customer relationships and reacquired franchise rights are amortized over a weighted-average amortization period of 10.6 and 10.7 years, respectively.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Amortization expense related to the finite-lived intangible assets totaled $49,233, $51,482, and $40,294 for the years ended December 31, 2024, 2023 and 2022, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2024 is as follows:

Amount
2025	$36,713
2026	32,079
2027	27,956
2028	27,300
2029	23,675
Thereafter	28,995
Total	$176,718

(10) Long-term debt
Long-term debt consists of the following:

	As of December 31,
	2024	2023
2018-1 Class A-2-II notes	$—	$592,187
2019-1 Class A-2 notes	522,500	528,000
2022-1 Class A-2-I notes	413,312	417,563
2022-1 Class A-2-II notes	461,938	466,688
2024-1 Class A-2-I notes	423,938	—
2024-1 Class A-2-II notes	374,062	—
Total debt, excluding deferred financing costs	2,195,750	2,004,438
Deferred financing costs, net of accumulated amortization	(25,221)	(20,814)
Total debt, net	2,170,529	1,983,624
Current portion of long-term debt	22,500	20,750
Long-term debt, net of current portion	$2,148,029	$1,962,874
Future annual principal payments of long-term debt as of December 31, 2024 are as follows:

Amount
2025	$22,500
2026	427,312
2027	18,250
2028	18,250
2029	915,938
Thereafter	793,500
Total	$2,195,750
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
Interest and principal payments on the outstanding Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in or prior to December 2029 (the “2019 Notes Anticipated Repayment Date”). The legal final maturity date of the 2022 Notes is in February 2052, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2022 Class A-2-I Notes will be repaid in or prior to December 2026 and the 2022 Class A-2-II Notes will be repaid in or prior to December 2031 (together, the “2022 Notes Anticipated Repayment Dates”). The legal final maturity date of the 2024 Notes is in June 2054, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2024 Class A-2-I Notes will be repaid in or prior to June 2029 and the 2024 Class A-2-II Notes will be repaid in or prior to June 2034 (together, the “2024 Notes Anticipated Repayment Dates” and together with the 2019 Notes Anticipated Repayment Date and the 2022 Notes Anticipated Repayment Dates, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the outstanding Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
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
In connection with the issuance of the 2018 Notes, 2019 Notes, 2022 Notes, and 2024 Notes, the Company incurred debt issuance costs of $27,133, $10,577, $16,193, and $12,055, respectively. The debt issuance costs are being amortized to interest expense through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2018 Class A-2-I and A-2-II Notes prior to the Anticipated Repayment Date during the years ended December 31, 2024 and 2022, the Company recorded a loss on early extinguishment of debt of $2,285 and $1,583, respectively, within interest expense on the consolidated statements of operations, consisting of the write-off of remaining unamortized deferred financing costs related to the issuance of the 2018 Class A-2-I and A-2-II Notes.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2024, the Company had restricted cash held by the Trustee of $56,524.
(11) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from initial and renewal franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned club enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to our equipment business. The Company classifies these contract liabilities as deferred revenue in our consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2023 and December 31, 2024:

Amount
Balance at December 31, 2023	$91,638
Revenue recognized that was included in the contract liability at the beginning of the year	(59,904)
Increase, excluding amounts recognized as revenue during the period	62,367
Balance at December 31, 2024	$94,101

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2024. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Contract liabilities to be recognized in:	Amount
2025	$62,111
2026	4,596
2027	3,600
2028	3,299
2029	2,876
Thereafter	17,619
Total	$94,101
The summary set forth below represents the balances in deferred revenue:

	As of December 31,
	2024	2023
Prepaid membership fees	$17,224	$15,983
Enrollment fees	3,348	4,222
Equipment discount	3,235	3,296
Annual membership fees	34,956	32,233
Area development and franchise fees	35,338	35,904
Total deferred revenue	94,101	91,638
Long-term portion of deferred revenue	31,990	32,047
Current portion of deferred revenue	$62,111	$59,591
Equipment deposits received in advance of delivery as of December 31, 2024 were $1,851 and are expected to be recognized as revenue in the next 12 months.
(12) Related party transactions
Activity with franchisees considered to be related parties is summarized below.

	Years Ended December 31,
	2024	2023	2022
Franchise revenue - former interim CEO	$4,448	$3,909	$3,208
Franchise revenue - other	3,723	2,204	866
Equipment revenue - former interim CEO	2,326	3,640	1,909
Equipment revenue - other	11,478	3,655	—
Total revenue from related parties	$21,975	$13,408	$5,983
Associated with the equipment revenue above, the Company had $6,198 and $2,916 of accounts receivable attributable to related parties as of December 31, 2024 and 2023.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $577 and $719 as of December 31, 2024 and 2023, respectively, of which $134 and $142 is from a franchisee in which the Company’s former interim CEO has a financial interest.
As of December 31, 2024 and 2023, the Company had $88,099 and $98,494, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 16.
In November 2024, the Company issued a promissory note of up to $10,000 to a franchisee. Amounts borrowed under the promissory note accrue interest at SOFR plus 4% and must be repaid no later than December 31, 2026. As of December 31, 2024, $2,148 was issued and outstanding on the promissory note.
The Company provides administrative services to the NAFs and typically charges the NAFs a fee for providing those services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $5,927, $3,746 and $2,437 for the years ended December 31, 2024, 2023 and 2022, respectively.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

A member of the Company’s board of directors, who is also the Company’s former interim CEO and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments of approximately $376, $390, and $272 during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the software was being utilized at 245 and 220 corporate-owned clubs, respectively, and approximately 765 and 730 franchise clubs, respectively.
For the years ended December 31, 2023 and 2022, the Company incurred approximately $487 and $378, respectively, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our former Chief Executive Officer.
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
During the year ended December 31, 2022, the Company issued 517,348 shares of Class A Common Stock, of the Company and 3,637,678 membership units of Pla-Fit Holdings, LLC, together with shares of Class B Common Stock as consideration in conjunction with the Sunshine Acquisition. See Note 4.
Other Exchanges
During the years ended December 31, 2024, 2023 and 2022, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 1,055,326, 4,748,555 and 548,175 Holdings Units, respectively, for 1,055,326, 4,748,555 and 548,175 newly-issued shares of Class A common stock, respectively. Simultaneously, and in connection with these exchanges, 1,055,326, 4,748,555 and 548,175 shares of Class B common stock were surrendered by the Continuing LLC Owners that exercised their exchange rights and canceled during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, in connection with these exchanges, Planet Fitness, Inc. received 1,055,326, 4,748,555 and 548,175 Holdings Units, during the years ended December 31, 2024, 2023 and 2022, respectively, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2024:
•the public investors collectively owned 84,322,552 shares of our Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 99.6% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively hold 341,841 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings and 341,841 shares of our Class B common stock, representing 0.4% of the voting power in the Company;
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the $500.0 million 2019 share repurchase program. During the year ended December 31, 2023, the Company purchased 1,698,753 shares of Class A common stock for a total cost of $125,030. A share repurchase excise tax of $1,048 was also incurred as a result of new legislation that went into effect beginning in 2023. All repurchased shares were retired.
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
Additionally, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20,005 during the year ended December 31, 2024. A share repurchase excise tax of $2,549 was recorded in connection with the Company’s share repurchases during the year ended December 31, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500,000 (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program contingent upon the completion of the ASR Agreement. The new share repurchase program became effective on September 16, 2024 upon the completion of the ASR Agreement. As of December 31, 2024, there is $500,000 remaining under the 2024 Share Repurchase Program.
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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2024, 2023 or 2022.
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2024 or 2023.
(14) Equity-based compensation
Equity-based compensation
The following table summarizes equity-based compensation expense by award type:

	Years Ended December 31,
	2024	2023	2022
Stock options	$138	$1,004	$2,947
RSUs	6,954	5,699	4,202
PSUs	1,405	795	540
ESPP	416	408	377
Total(1)	$8,913	$7,906	$8,066
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
The fair value of stock option awards granted were determined on the grant date using the Black-Scholes valuation model based on the following assumptions:

Year Ended December 31,
2022
Expected term (years)(1)	0.25 - 6.25
Expected volatility(2)	28.0% - 55.5%
Risk-free interest rate(3)	0.65% - 4.20%
Dividend yield(4)	—%
(1) Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2) Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3) The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4) Based on an assumed a dividend yield of zero at the time of grant.

The following summarizes stock option activity for the year ended December 31, 2024:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	609,972	$46.00
Granted	—	$—
Exercised	(483,651)	$43.08		$13,246
Forfeited	(37,729)	$77.46
Outstanding at December 31, 2024	88,592	$52.64	4.5	$4,095
Vested or expected to vest at December 31, 2024	88,592	$52.64	4.5	$4,095
Exercisable at December 31, 2024	67,318	$44.18	3.8	$3,681
The weighted-average grant-date fair value per share of stock options granted was $29.31 during the year ended December 31, 2022. The aggregate intrinsic value of options exercised was $8,776 and $435 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested stock options was $118, which is expected to be recognized over a weighted-average period of 1.0 year.
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

	Restricted stock units	Weighted average fair value
Unvested outstanding at January 1, 2024	132,756	$76.62
Granted	157,941	$68.85
Vested	(78,454)	$75.92
Forfeited	(9,919)	$75.85
Unvested outstanding at December 31, 2024	202,324	$70.65

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The weighted-average grant-date fair value per share of RSUs granted was $75.71 and $82.42 for the years ended December 31, 2023 and 2022, respectively. The total fair value of RSUs vested was $5,956, $3,997, and $4,333 for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs was $6,593, which is expected to be recognized over a weighted-average period of 1.2 years.
Performance share units
Class A performance share units (“PSUs”) are subject to both a service condition and a set of performance metrics that adjusts the quantity of awards earned from zero up to 200% of the original target quantity depending upon the Company’s results at the end of a one or three year performance period against the performance metrics. These awards cliff-vest three years from the date of grant, and the Company recognizes compensation expense ratably over the required service period based on its estimate of the number of shares will vest upon achieving the measurement criteria. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

	Performance share units	Weighted average fair value
Unvested outstanding at January 1, 2024	48,388	$77.02
Granted	64,835	$66.99
Vested	—	$—
Forfeited	(14,100)	$75.21
Unvested outstanding at December 31, 2024	99,123	$70.66
Expected to vest at December 31, 2024	99,123	$70.66
The weighted-average grant-date fair value per share of PSUs granted was $75.28 and $90.21 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested PSUs was $4,264, which is expected to be recognized over a weighted average period of 2.1 years.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2024, a total of 1,000,000 shares of common stock were authorized for the issuance of equity awards under the ESPP. During the year ended December 31, 2024, employees purchased 17,099 shares under the ESPP.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Years Ended December 31,
	2024	2023	2022
Numerator
Net income	$174,243	$147,035	$110,456
Less: net income attributable to non-controlling interests	2,201	8,722	11,054
Net income attributable to Planet Fitness, Inc. - basic & diluted	$172,042	$138,313	$99,402
Denominator
Weighted-average shares of Class A common stock outstanding - basic	85,621,282	84,896,397	84,136,819
Effect of dilutive securities:
Stock options	101,671	232,630	351,200
Restricted stock units	63,913	44,785	54,864
Performance stock units	40,571	11,106	1,215
Weighted-average shares of Class A common stock outstanding - diluted	85,827,437	85,184,918	84,544,098
Earnings per share of Class A common stock - basic	$2.01	$1.63	$1.18
Earnings per share of Class A common stock - diluted	$2.00	$1.62	$1.18
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive were as follows:

	Years Ended December 31,
	2024	2023	2022
Class B common stock	709,067	3,735,109	5,867,367
Stock options	5,014	248,647	244,660
Restricted stock units	1,891	4,251	11,963
Performance stock units	2,314	1,276	1,066
Total	718,286	3,989,283	6,125,056
(16) Income taxes
Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2024	2023	2022
Domestic	$249,145	$205,890	$158,345
Foreign	(2,417)	1,651	3,093
Total income before the provision for income taxes	$246,728	$207,541	$161,438

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The provision for income taxes consists of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$4,752	$2,338	$—
State	6,743	3,853	842
Foreign	1,259	1,132	1,055
Total current tax expense	12,754	7,323	1,897
Deferred:
Federal	47,338	41,010	27,401
State	8,516	10,136	21,049
Foreign	(165)	43	168
Total deferred tax expense	55,689	51,189	48,618
Provision for income taxes	$68,443	$58,512	$50,515
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
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.6%	4.2%	4.0%
State rate change impact on deferred taxes	(0.3)%	1.4%	8.6%
Tax benefit arrangement liability adjustment	0.1%	(0.2)%	(1.8)%
Foreign tax rate differential	0.1%	0.1%	0.2%
Withholding taxes and other	1.4%	0.8%	0.3%
Colorado club sale	—%	—%	0.9%
Change in valuation allowance	0.5%	0.3%	(0.4)%
Equity-based compensation	(0.1)%	(0.1)%	(0.2)%
Non-deductible executive compensation	0.6%	1.6%	—%
Income attributable to non-controlling interests	(0.2)%	(0.9)%	(1.3)%
Effective tax rate	27.7%	28.2%	31.3%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Deferred tax assets:
Deferred revenue	$6,814	$4,773
Goodwill and intangible assets	452,587	473,088
Net operating loss	22,825	42,631
Lease liabilities	113,194	106,848
Equity-based compensation	2,557	2,442
Equity method investment	3,486	3,562
Allowance for current expected credit loss	4,769	4,427
Other	3,293	3,311
Deferred tax assets	609,525	641,082
Valuation allowance	(6,579)	(4,940)
Deferred tax assets, net of valuation allowance	602,946	636,142
Deferred tax liabilities:
Property and equipment	(37,133)	(39,086)
Right of use assets	(97,002)	(94,512)
Total deferred tax liabilities	(134,135)	(133,598)
Total deferred tax assets and liabilities	$468,811	$502,544
Reported as:
Deferred income taxes - non-current assets	$470,197	$504,188
Deferred income taxes - non-current liabilities	(1,386)	(1,644)
Total deferred tax assets and liabilities	$468,811	$502,544
As of December 31, 2024, we had a net deferred tax asset of $468,811, primarily resulting from tax attributes generated from past exchanges and sales of Holdings Units which will reduce taxable income in future periods. Substantially all of our deferred tax assets are deemed to be more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, our recent history of generating positive income before taxes, projections of future taxable income and ongoing prudent and feasible tax planning strategies. For the years ended December 31, 2024 and 2023, the Company has continued to provide a valuation allowance of $6,579 and $4,940, respectively, against the portion of its deferred tax assets that the Company does not have sufficient positive evidence to support its recoverability.
As of December 31, 2024, the Company had federal net operating loss carryforwards of $87,237, with an indefinite lived carryforward. These losses were generated in 2020 and 2021. The Company also has $57,643 of state net operating loss carryforwards of which $55,222 have various expirations from 2025 to 2041 and $2,422 are indefinite.
The following table presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, which is included within other liabilities on our consolidated balance sheets:

	As of December 31,
	2024	2023
Balance at beginning of year	$273	$328
Increase related to current year tax positions	59	—
Decrease related to prior year tax positions	(35)	(55)
Balance at end of year	$297	$273
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2021 through 2024 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

Tax benefit arrangements
The Company recorded other expense of $1,300 and other income of $1,964 and $13,831 in the years ended December 31, 2024, 2023 and 2022, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In each year, the remeasurement was primarily due to various state tax legislation changes enacted in the year and in 2022 was also due to the Sunshine Acquisition which resulted in a change in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability.
In connection with the exchanges that occurred during 2024 and 2023, 1,055,326 and 4,748,555 Holdings Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in Planet Fitness, Inc.’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holdings Units, we recorded a decrease to our net deferred tax assets of $1,083 and $5,316, during the years ended December 31, 2024 and 2023, respectively. As a result of these exchanges and other activity, during the years ended December 31, 2024 and 2023 we also recognized deferred tax assets in the amount of $22,918 and $106,313, respectively, and corresponding tax benefit arrangement liabilities of $14,899 and $37,995, respectively, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges in each year was to stockholders’ equity.
The tax benefit obligation was $466,916 and $495,662 as of December 31, 2024 and 2023, respectively.
Projected future payments under the tax benefit arrangements are as follows:

Amount
2025	$55,556
2026	55,824
2027	39,975
2028	42,506
2029	44,252
Thereafter	228,803
Total	$466,916
(17) Commitments and contingencies
(a) Legal matters
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
On May 27, 2022, the Company and other defendants, including a former officer of the Company who is a related party, received a final judgment after appeal to the joint and several judgment against them in a civil action brought by a former employee. In connection with the 2012 acquisition of Pla-Fit Holdings on November 8, 2012, the sellers are obligated to indemnify the Company related to this specific matter. The Company has incurred legal costs on behalf of the defendants in the case, which include a related party. These costs have historically not been material. During the fourth quarter of 2022, the Company and other defendants, as applicable, paid the final judgment in full, of which the Company paid $3,414. During 2022, the Company recorded an increase to its indemnification receivable of $1,189, and recorded a corresponding reserve against the indemnification receivable of $1,189 through other gain (loss) on the statement of operations.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned clubs in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which included the Company’s acquisition of the franchisee-owned clubs and a release of all claims by all parties. In connection with the Preliminary Settlement Agreement, the Company recorded a legal settlement reserve of $8,550 as of December 31, 2022, inclusive of estimated future legal fees, through other loss on the statement of operations. The Company revised its estimate of the legal settlement and recorded an increase to the liability of $6,250 during 2023. On October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31,619, which included the acquisition by the Company of five clubs in Mexico and the settlement of all claims.
In conjunction with the finalization of the settlement with the franchisee in Mexico, the Company entered into an agreement to sell the five clubs to Planet Fitmex, LLC. As a result, the business met the discontinued operations reporting criteria and “held

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

for sale” accounting criteria as of the acquisition date of October 20, 2023. On December 28, 2023, the Company completed the sale of the five clubs to Planet Fitmex, LLC in exchange for an equity interest in Planet Fitmex, LLC valued at $17,000.
For the year ended December 31, 2023, the operating results, comprehensive income and cash flows associated with discontinued operations was not material and thus were not presented separately in the consolidated statements of operations, consolidated statements of comprehensive income, or consolidated statements of cash flows, respectively. As of December 31, 2023, there were no assets held for sale nor liabilities held for sale on the consolidated balance sheets as a result of the sale of the five clubs to Planet Fitmex. The sale of the five clubs did not result in any significant gain or loss recorded in the consolidated statements of operations for the year ended December 31, 2023.
The Company is not currently aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.
(b) Purchase commitments
As of December 31, 2024, the Company had advertising purchase commitments of approximately $68,803, including commitments made by the NAFs. In addition, the Company had open purchase orders of approximately $15,591 primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of 10 years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $4,487 and $5,215 as of December 31, 2024 and 2023, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2024 and 2023, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(18) Retirement plan
The Company maintains a 401(k) deferred tax savings plan (the Plan) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $1,501, $1,370, and $1,123 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Franchise segment includes operations related to the Company’s franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia. The Company records all revenues and expenses of the NAFs within the franchise segment. The Corporate-owned clubs segment includes operations with respect to all Corporate-owned clubs throughout the United States, Canada, and Spain. The Equipment segment includes the sale of equipment to franchisee-owned clubs.
The CODM evaluates the performance of the Company’s reportable segments based on revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the CODM does not consider in her evaluation of ongoing performance of the segment’s core operations. The CODM utilizes Segment Adjusted EBITDA when making decisions about allocating resources to the segments as well to assess the performance for each segment by comparing the results of each segment and in the compensation of certain employees. No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Years Ended December 31,
	2024	2023	2022
Franchise	$423,247	$387,929	$329,634
Corporate-owned clubs	502,287	449,296	379,393
Equipment	256,120	234,101	227,745
Total revenue	$1,181,654	$1,071,326	$936,772
Franchise revenue includes revenue generated from equipment placement services of $20,876, $19,798 and $17,125 for the years ended December 31, 2024, 2023 and 2022, respectively.

	Years Ended December 31,
	2024	2023	2022
Franchise	$301,122	$273,008	$223,596
Corporate-owned clubs	188,751	173,322	142,478
Equipment	71,778	56,362	59,083
Segment Adjusted EBITDA	$561,651	$502,692	$425,157
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

	Years Ended December 31,
Franchise Segment	2024	2023	2022
Selling, general and administrative	$32,514	$35,654	$34,374
National advertising fund expense	79,009	70,095	66,116
Cost of revenue	9,892	9,493	5,868
Other segment expenses (income), net(1)	710	(320)	(319)
Total	$122,125	$114,921	$106,038
(1) Other segment expenses (income), net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

	Years Ended December 31,
Corporate-owned Clubs Segment	2024	2023	2022
Club compensation and payroll(1)	$86,837	$75,222	$66,490
Rent & occupancy(1)	116,578	102,399	90,073
Marketing(1)	42,806	39,642	31,440
Operational and other(1)	41,990	35,718	30,984
Selling, general and administrative	15,429	16,294	13,539
Other segment expenses, net(2)	9,895	6,699	4,390
Total	$313,536	$275,974	$236,915
(1) Club compensation and payroll, rent and occupancy, marketing, and operational and other are included within club operations expense in the consolidated statements of operations. Operational and other primarily consists of repairs and maintenance expense, transaction fees, club supplies, personal property tax expense and other expenses incurred in the operation of each corporate-owned club.
(2) Other segment expenses, net for the corporate-owned clubs segment includes cost of revenue, other (gains) losses, net, other income (expense), net, and all operating expenses associated with our operations in Spain.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
Equipment Segment	2024	2023	2022
Cost of revenue	$181,545	$174,846	$166,927
Other segment expenses, net(1)	2,797	2,893	1,735
Total	$184,342	$177,739	$168,662
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $131,797, $112,186 and $84,077 for the years ended December 31, 2024, 2023 and 2022, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Years Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA
Franchise	$301,122	$273,008	$223,596
Corporate-owned clubs	188,751	173,322	142,478
Equipment	71,778	56,362	59,083
Segment Adjusted EBITDA	561,651	502,692	425,157
Depreciation and amortization	(160,346)	(149,413)	(124,022)
Interest income	23,115	17,741	5,005
Interest expense	(100,037)	(86,576)	(88,628)
Losses from equity-method investments, net of tax	4,042	1,994	467
Corporate and other unallocated expenses, net(1)	(81,697)	(78,897)	(56,541)
Income before income taxes	$246,728	$207,541	$161,438
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.

The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Years Ended December 31,
	2024	2023	2022
United States	$1,141,550	$1,042,784	$908,706
Rest of world	40,104	28,542	28,066
Total revenue	$1,181,654	$1,071,326	$936,772

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

	As of December 31,
	2024	2023
United States	$882,022	$835,486
Rest of world	21,414	3,609
Total long-lived assets, net	$903,436	$839,095

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

(20) Corporate-owned and franchisee-owned clubs
The following table shows changes in our franchisee-owned and corporate-owned clubs:

	Years Ended December 31,
	2024	2023	2022
Franchisee-owned clubs:
Clubs operated at beginning of period	2,319	2,176	2,142
New clubs opened	129	147	144
Clubs acquired from the Company	—	5	6
Clubs debranded, sold or consolidated(1)	(3)	(9)	(116)
Clubs operated at end of period	2,445	2,319	2,176
Corporate-owned clubs:
Clubs operated at beginning of period	256	234	112
New clubs opened	21	18	14
Clubs sold to franchisees	—	(5)	(6)
Clubs acquired from franchisees	—	9	114
Clubs operated at end of period	277	256	234
Total clubs:
Clubs operated at beginning of period	2,575	2,410	2,254
New clubs opened	150	165	158
Clubs debranded, sold or consolidated(1)	(3)	—	(2)
Clubs operated at end of period	2,722	2,575	2,410
(1) The term “debrand” refers to a franchisee-owned club whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded clubs from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s club with another club located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining club.

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
An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2024.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules, Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
February 25, 2025

Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be held May 6, 2025. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial statements (included in Item 8 of this Annual Report on Form 10-K):
1Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
2Consolidated Balance Sheets as of December 31, 2024 and 2023
3Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
4Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
5Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
6Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
7Notes to Consolidated Financial Statements
(ii)Financial Statements Schedules
1Schedule II – Valuation and Qualifying Accounts

Allowance For Uncollectible Amounts:

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
December 31, 2024	$—	$43	$13	$30
December 31, 2023	$—	$—	$—	$—
December 31, 2022	$—	$—	$—	$—
Allowance For Credit Losses On Held To Maturity Investment:

(in thousands)	Balance at Beginning of Period	(Gain) loss on adjustment of allowance for credit losses on held-to-maturity investment	Write-offs and other	Balance at End of Period
December 31, 2024	$17,689	$1,145	$—	$18,834
December 31, 2023	$14,957	$2,732	$—	$17,689
December 31, 2022	$17,462	$(2,505)	$—	$14,957
Valuation Allowance On Deferred Tax Assets:

(in thousands)	Balance at Beginning of Period	(Benefit) provision of allowance	Utilization of allowance	Balance at End of Period
December 31, 2024	$4,940	$1,639	$—	$6,579
December 31, 2023	$4,037	$903	$—	$4,940
December 31, 2022	$4,630	$(593)	$—	$4,037
All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(3)Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
1.1	Purchase Agreement dated June 6, 2024 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as Manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC, as representative of the several initial purchasers		8-K	001-37534	1.1	07-Jun-24
3.1	Restated Certificate of Incorporation of Planet Fitness, Inc.		S-1/A	333-205141	3.1	15-Jul-15
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		8-K	001-37534	3.1	23-Feb-23
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
4.2	Amended and Restated Base Indenture dated February 10, 2022 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	10-Feb-22

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
4.3	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.4	Description of Securities of the Registrant		10-K	001-37534	4.5	28-Feb-20
4.5	Series 2022-1 Supplement dated February 10, 2022, between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.		8-K	001-37534	4.2	10-Feb-22
4.6	Supplement No. 1 to A&R Base Indenture dated June 12, 2024, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.		8-K	001-37534	4.1	12-Jun-24
4.7	Series 2024-1 Supplement dated June 12, 2024, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Series 2024-1 Securities Intermediary.		8-K	001-37534	4.2	12-Jun-24
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	First Amendment to Tax Receivable Agreement, dated December 22, 2023, with the Continuing LLC Owners		10-K	001-37534	10.3	29-Feb-24
10.4	Form of Tax Receivable Agreement with the Direct Investors		S-1/A	333-205141	10.6	15-Jul-15
10.5	First Amendment to Tax Receivable Agreement, dated December 22, 2023, with the Direct Investors		10-K	001-37534	10.5	29-Feb-24
10.6	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.7	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.8	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15
10.9	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.10	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.11	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.12	Employment Agreement with Thomas Fitzgerald		10-K	001-37534	10.13	28-Feb-20
10.13	Amended and Restated Planet Fitness, Inc. 2015 Omnibus Incentive Plan		10-Q	001-37534	10.4	9-Nov-23
10.14	Form of Planet Fitness, Inc. Long-Term Cash Incentive Plan	X
10.15	Form of Stock Option Award	X

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.16	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement	X
10.17	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.18	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.19	First Amendment dated February 10, 2022 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	10-Feb-22
10.20	Class A-1 Note Purchase Agreement dated January 25, 2022 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.		8-K	001-37534	10.1	26-Jan-22
10.21	Employment Agreement with Jennifer Simmons		8-K	001-37534	10.1	9-Nov-22
10.22	Employment Agreement with Bill Bode		8-K	001-37534	10.2	9-Nov-22
10.23	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan		10-K	001-37534	10.30	1-Mar-23
10.24	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program	X
10.25	Form of Restricted Stock Unit Director Award Agreement		10-K	001-37534	10.33	1-Mar-23
10.26	Employment Offer Letter dated as of September 15, 2023 between Planet Fitness, Inc. and Craig R. Benson.		10-Q	001-37534	10.2	9-Nov-23
10.27	Employment Offer Letter, originally dated as of September 15, 2023 and as amended by the Addendum on October 31, 2023, between Planet Fitness, Inc. and Craig R. Benson.		8-K	001-37534	10.1	1-Nov-23
10.28	Retention Bonus Agreement with Thomas Fitzgerald		10-K	001-37534	10.34	29-Feb-24
10.29	Offer Letter, dated April 6, 2024 by and among Colleen Keating and Pla-Fit Franchise, LLC.		8-K	001-37534	10.1	16-Apr-24
10.30	Executive Severance & Change in Control Policy as Amended and Restated	X
10.31	Amendment No. 2 dated June 12, 2024 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	12-Jun-24

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.32	Fixed Dollar Accelerated Share Repurchase Transaction		8-K	001-37534	10.1	13-Jun-24
10.33	Transition Agreement and Consulting Agreement with Thomas Fitzgerald		10-Q	001-37534	10.4	7-Aug-24
10.34	Offer Letter, dated October 26, 2024 by and among Jay Stasz and Pla-Fit Franchise, LLC		8-K	001-37534	10.1	30-Oct-24
10.35	Offer Letter, dated December 20, 2024 by and among Brian Povinelli and Pla-Fit Franchise, LLC	X
19.1	Planet Fitness, Inc. Insider Trading Policy and Addendum	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy For Recoupment of Incentive Compensation		10-K	001-37534	97	29-Feb-24
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: February 25, 2025	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Colleen Keating	Chief Executive Officer and Director	February 25, 2025
Colleen Keating	(Principal Executive Officer)

/s/ Jay Stasz	Chief Financial Officer	February 25, 2025
Jay Stasz	(Principal Financial Officer)

/s/ Brian O’Donnell	Chief Accounting Officer	February 25, 2025
Brian O’Donnell	(Principal Accounting Officer)

/s/ Enshalla Anderson	Director	February 25, 2025
Enshalla Anderson

/s/ Frances Rathke	Director	February 25, 2025
Frances Rathke

/s/ Cammie Dunaway	Director	February 25, 2025
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	February 25, 2025
Stephen Spinelli, Jr.

/s/ Christopher Tanco	Director	February 25, 2025
Christopher Tanco

/s/ Bernard Acoca	Director	February 25, 2025
Bernard Acoca