Form 10-Q
period 2025-03-31
Planet Fitness, Inc.
filed 2025-05-09
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2025 there were 83,851,176 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 341,841 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

PLANET FITNESS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the federal securities laws. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “might,” “goal,” “plan,” “prospect,” “predict,” “project,” “target,” “potential,” “assumption,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” “future,” “strategy” and the negative thereof and similar words and expressions are intended to identify forward-looking statements, although not all forward-looking statements include these identifying words. Forward-looking statements include, among others, statements we make regarding:
•our future financial position;
•business strategy;
•budgets, projected costs and plans;
•future industry growth;
•financing sources;
•potential return of capital initiatives;
•the impact of litigation, government inquiries and investigations; and
•all other statements regarding our intent, plans, beliefs or expectations that do not relate solely to historical facts.
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
•The accounting treatment of goodwill, equity method investments and other long-lived assets could result in future asset impairments, which would reduce our earnings.
•Planet Fitness' adoption or non-adoption of artificial intelligence could result in an adverse impact on Planet Fitness' financial performance or reputation or otherwise result in liability.
•The other factors identified under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission.
In light of the significant risks and uncertainties inherent in forward-looking statements, we caution investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q, which reflect our views only as of the date of this Report. Except as required by law, neither we nor any of our affiliates or representatives undertake any obligation to provide additional information or to correct or update any information set forth in this report, whether as a result of new information, future developments or otherwise.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$343,910	$293,150
Restricted cash	56,581	56,524
Short-term marketable securities	109,718	114,163
Accounts receivable, net of allowances for uncollectible amounts of $30 as of March 31, 2025 and December 31, 2024	38,643	77,145
Inventory	1,974	6,146
Restricted assets - national advertising fund	16,670	—
Prepaid expenses	16,547	21,499
Other receivables	18,816	16,776
Income tax receivable	734	2,616
Total current assets	603,593	588,019
Long-term marketable securities	76,091	65,668
Investments, net of allowance for expected credit losses of $19,126 and $18,834 as of March 31, 2025 and December 31, 2024, respectively	75,257	75,650
Property and equipment, net of accumulated depreciation of $397,755 and $370,118, as of March 31, 2025 and December 31, 2024, respectively	419,313	423,991
Right-of-use assets, net	416,237	395,174
Intangible assets, net	314,139	323,318
Goodwill	720,834	720,633
Deferred income taxes	459,035	470,197
Other assets, net	7,423	7,058
Total assets	$3,091,922	$3,069,708
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$22,500	$22,500
Accounts payable	25,757	32,887
Accrued expenses	61,538	67,895
Equipment deposits	2,489	1,851
Deferred revenue, current	80,755	62,111
Payable pursuant to tax benefit arrangements, current	55,556	55,556
Other current liabilities	38,858	39,695
Total current liabilities	287,453	282,495
Long-term debt, net of current maturities	2,143,718	2,148,029
Lease liabilities, net of current portion	433,151	405,324
Deferred revenue, net of current portion	31,163	31,990
Deferred tax liabilities	1,323	1,386
Payable pursuant to tax benefit arrangements, net of current portion	411,276	411,360
Other liabilities	3,702	4,497
Total noncurrent liabilities	3,024,333	3,002,586
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 83,836 and 84,323 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Class B common stock, $0.0001 par value, 100,000 shares authorized, 342 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Accumulated other comprehensive (loss) income	(1,352)	(2,348)
Additional paid in capital	612,196	609,115
Accumulated deficit	(830,743)	(822,156)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(219,890)	(215,380)
Non-controlling interests	26	7
Total stockholders’ deficit	(219,864)	(215,373)
Total liabilities and stockholders’ deficit	$3,091,922	$3,069,708
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenue:
Franchise	$93,240	$84,234
National advertising fund revenue	21,940	19,786
Corporate-owned clubs	133,669	122,378
Equipment	27,813	21,619
Total revenue	276,662	248,017
Operating costs and expenses:
Cost of revenue	22,485	18,993
Club operations	81,680	74,353
Selling, general and administrative	34,307	29,193
National advertising fund expense	21,944	19,792
Depreciation and amortization	38,281	39,380
Other (gains) losses, net	(1,237)	484
Total operating costs and expenses	197,460	182,195
Income from operations	79,202	65,822
Other income (expense), net:
Interest income	5,812	5,461
Interest expense	(26,197)	(21,433)
Other income, net	283	647
Total other expense, net	(20,102)	(15,325)
Income before income taxes	59,100	50,497
Provision for income taxes	16,216	14,324
Losses from equity-method investments, net of tax	(805)	(1,200)
Net income	42,079	34,973
Less net income attributable to non-controlling interests	212	664
Net income attributable to Planet Fitness, Inc.	$41,867	$34,309
Net income per share of Class A common stock:
Basic	$0.50	$0.39
Diluted	$0.50	$0.39
Weighted-average shares of Class A common stock outstanding:
Basic	84,170	86,909
Diluted	84,402	87,222
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income including non-controlling interests	$42,079	$34,973
Other comprehensive income (loss), net:
Foreign currency translation adjustments	868	(212)
Unrealized gain (loss) on marketable securities, net of tax	128	(395)
Total other comprehensive income (loss), net	996	(607)
Total comprehensive income including non-controlling interests	43,075	34,366
Less: total comprehensive income attributable to non-controlling interests	212	664
Total comprehensive income attributable to Planet Fitness, Inc.	$42,863	$33,702
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$42,079	$34,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,281	39,380
Equity-based compensation expense	2,631	975
Deferred tax expense	10,961	11,367
Amortization of deferred financing costs	1,314	1,346
Accretion of marketable securities discount	(488)	(871)
Losses from equity-method investments, net of tax	805	1,200
Dividends accrued on held-to-maturity investment	(561)	(528)
Credit loss on held-to-maturity investment	292	475
Gain on re-measurement of tax benefit arrangement liability	(84)	(362)
Loss on disposal of property and equipment	56	867
Gain on insurance proceeds	(1,461)	—
Other	(316)	(41)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	38,490	18,084
Inventory	4,172	(287)
Other assets and other current assets	868	(6,444)
Restricted assets - national advertising fund	(16,670)	(17,945)
Accounts payable and accrued expenses	(13,934)	(18,530)
Other liabilities and other current liabilities	(918)	(548)
Income taxes	4,967	1,943
Equipment deposits	637	3,088
Deferred revenue	17,805	19,519
Leases	5,001	2,071
Net cash provided by operating activities	133,927	89,732
Cash flows from investing activities:
Additions to property and equipment	(23,055)	(26,311)
Insurance proceeds for property and equipment	2,053	—
Payment of deferred consideration for acquired clubs	(1,479)	—
Purchases of marketable securities	(42,334)	(34,922)
Maturities of marketable securities	36,749	22,589
Other investing activities	(33)	—
Net cash used in investing activities	(28,099)	(38,644)
Cash flows from financing activities:
Repayment of long-term debt and variable funding notes	(5,625)	(5,188)
Proceeds from issuance of Class A common stock	655	450
Repurchase and retirement of Class A common stock	(50,009)	(20,005)
Principal payments on capital lease obligations	(31)	(36)
Distributions paid to members of Pla-Fit Holdings	(349)	(218)
Net cash used in financing activities	(55,359)	(24,997)
Effects of exchange rate changes on cash and cash equivalents	348	(315)
Net increase in cash, cash equivalents and restricted cash	50,817	25,776
Cash, cash equivalents and restricted cash, beginning of period	349,674	322,121
Cash, cash equivalents and restricted cash, end of period	$400,491	$347,897
Supplemental cash flow information:
Cash paid for interest	$25,065	$20,165
Net cash paid for income taxes	$289	$1,013
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$10,645	$11,400
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	84,323	$9	342	$—	$(2,348)	$609,115	$(822,156)	$7	$(215,373)
Net income	—	—	—	—	—	—	41,867	212	42,079
Equity-based compensation expense	—	—	—	—	—	2,631	—	—	2,631
Repurchase and retirement of Class A common stock	(544)	—	—	—	—	(156)	(50,454)	156	(50,454)
Issuance of shares under equity-based compensation plans	57	—	—	—	—	540	—	—	540
Tax benefit arrangement liability and other adjustments	—	—	—	—	—	66	—	—	66
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(349)	(349)
Other comprehensive income	—	—	—	—	996	—	—	—	996
Balance at March 31, 2025	83,836	$9	342	$—	$(1,352)	$612,196	$(830,743)	$26	$(219,864)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)
Net income	—	—	—	—	—	—	34,309	664	34,973
Equity-based compensation expense	—	—	—	—	—	975	—	—	975
Repurchase and retirement of Class A common stock	(314)	—	—	—	—	774	(20,169)	(774)	(20,169)
Exchanges of Class B common stock and other adjustments	326	—	(326)	—	—	(854)	—	854	—
Issuance of shares under equity-based compensation plans	60	—	—	—	—	381	—	—	381
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock and other adjustments	—	—	—	—	—	4,425	—	—	4,425
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(218)	(218)
Other comprehensive loss	—	—	—	—	(607)	—	—	—	(607)
Balance at March 31, 2024	86,832	$9	1,071	$—	$(435)	$581,332	$(677,321)	$(2,816)	$(99,231)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 20.6 million members and 2,741 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of March 31, 2025.
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
As of March 31, 2025, the Company held 100.0% of the voting interest and approximately 99.6% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 3 for investments that are measured at fair value on a recurring basis and Note 5 for liabilities held at carrying value on the consolidated balance sheet.
(d) Reclassification
Certain amounts have been reclassified to conform to current year presentation.
(e) Recent accounting pronouncements
The FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, in December 2023. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adoption on our financial disclosures.
The FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, in November 2024. The standard requires disaggregated disclosures in the notes to the consolidated financial statements of certain expense categories that are included in expense line items on the face of the income statement. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of March 31, 2025, the marketable securities had maturity dates that range from less than one month to approximately 24 months. Realized gains and losses were insignificant for the three months ended March 31, 2025 and 2024.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
March 31, 2025
Cash equivalents
Money market funds	$1,153	$—	$1,153	$1,153	$—
Commercial paper	1,998	—	1,998	—	1,998
Total cash equivalents	3,151	—	3,151	1,153	1,998
Short-term marketable securities
Commercial paper	6,428	4	6,432	—	6,432
Corporate debt securities	102,392	150	102,542	—	102,542
U.S. government agency securities	744	—	744	—	744
Total short-term marketable securities	109,564	154	109,718	—	109,718
Long-term marketable securities
Corporate debt securities	72,481	110	72,591	—	72,591
U.S. government agency securities	3,500	—	3,500	—	3,500
Total long-term marketable securities	75,981	110	76,091	—	76,091
Total cash equivalents and marketable securities	$188,696	$264	$188,960	$1,153	$187,807

	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
December 31, 2024
Cash equivalents
Money market funds	$236	$—	$236	$236	$—
Commercial paper	3,996	—	3,996	—	3,996
U.S. treasury securities	2,650	—	2,650	—	2,650
Total cash equivalents	6,882	—	6,882	236	6,646
Short-term marketable securities
Commercial paper	9,082	10	9,092	—	9,092
Corporate debt securities	98,915	181	99,096	—	99,096
U.S. treasury securities	1,999	—	1,999	—	1,999
U.S. government agency securities	3,971	5	3,976	—	3,976
Total short-term marketable securities	113,967	196	114,163	—	114,163
Long-term marketable securities
Corporate debt securities	62,728	(55)	62,673	—	62,673
U.S. government agency securities	3,000	(5)	2,995	—	2,995
Total long-term marketable securities	65,728	(60)	65,668	—	65,668
Total cash equivalents and marketable securities	$186,577	$136	$186,713	$236	$186,477
(1) Fair values were determined using market prices obtained from third-party pricing sources.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of March 31, 2025.
Held-to-maturity debt security
The Company has a debt security investment that consists of redeemable preferred shares with an original contractual maturity in 2026. The investment is classified as held-to-maturity and measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilizes probability-of-default (“PD”) and loss-given-default (“LGD”) methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $292 and $475 for the three months ended March 31, 2025 and 2024, respectively, on the adjustment of its allowance for credit losses within other (gains) losses, net on the condensed consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $33,084 and $32,523 as of March 31, 2025 and December 31, 2024, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $561 and $528 during the three months ended March 31, 2025 and 2024, respectively, within other income (expense), net on the condensed consolidated statements of operations.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended March 31,
	2025	2024
Beginning allowance for expected credit losses	$18,834	$17,689
Loss on adjustment of allowance for expected credit losses	292	475
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$19,126	$18,164
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of March 31, 2025, the Company determined that no impairment of its equity method investments existed.
As of March 31, 2025 and December 31, 2024, the Company held a 22.0% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,821 and $12,961, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $5,635 and $5,374 as of March 31, 2025 and December 31, 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $283 and $308 for the three months ended March 31, 2025 and 2024, respectively, which included the amortization of basis difference of $66 for each period.
As of March 31, 2025 and December 31, 2024, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $48,478 and $49,000, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $20,349 and $21,702 as of March 31, 2025 and December 31, 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $522 and $892 for the three months ended March 31, 2025 and 2024, respectively, which included the amortization of basis differences of $174 and $163, respectively.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(4) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2024	$16,938	$611,029	$92,666	$720,633
Acquisitions	—	70	—	70
Foreign currency translation	—	131	—	131
Goodwill at March 31, 2025	$16,938	$611,230	$92,666	$720,834
In December 2024, the Company’s operating entity in Spain completed an immaterial acquisition of three clubs. The acquisition resulted in the addition of $1,619 in the carrying value of goodwill. During the three months ended March 31, 2025, the Company recorded an addition of $70 to the carrying value of goodwill as a result of an update to the preliminary allocation of the purchase consideration.
A summary of intangible assets is as follows:

	March 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(183,834)	$15,209	$199,043	$(183,046)	$15,997
Reacquired franchise rights	274,708	(122,378)	152,330	274,708	(113,987)	160,721
Total finite-lived intangible assets	473,751	(306,212)	167,539	473,751	(297,033)	176,718
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(306,212)	$314,139	$620,351	$(297,033)	$323,318
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $9,189 and $12,768 for the three months ended March 31, 2025 and 2024, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of March 31, 2025 is as follows:

Amount
Remainder of 2025	$27,534
2026	32,079
2027	27,956
2028	27,300
2029	23,675
Thereafter	28,995
Total	$167,539

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(5) Long-term debt
Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
2019-1 Class A-2 notes	$521,125	$522,500
2022-1 Class A-2-I notes	412,250	413,312
2022-1 Class A-2-II notes	460,750	461,938
2024-1 Class A-2-I notes	422,875	423,938
2024-1 Class A-2-II notes	373,125	374,062
Total debt, excluding deferred financing costs	2,190,125	2,195,750
Deferred financing costs, net of accumulated amortization	(23,907)	(25,221)
Total debt, net	2,166,218	2,170,529
Current portion of long-term debt	22,500	22,500
Long-term debt, net of current portion	$2,143,718	$2,148,029
Future principal payments of long-term debt as of March 31, 2025 are as follows:

Amount
Remainder of 2025	$16,875
2026	427,312
2027	18,250
2028	18,250
2029	915,938
Thereafter	793,500
Total	$2,190,125
The carrying value and estimated fair value of long-term debt were as follows:

	March 31, 2025		December 31, 2024
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,190,125	$2,112,478	$2,195,750	$2,082,034
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
(6) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets
Operating	Right of use asset, net	$416,237	$395,174
Finance	Property and equipment, net	128	85
Total lease assets		$416,365	$395,259

Liabilities
Current:
Operating	Other current liabilities	$35,291	$37,031
Finance	Other current liabilities	62	70
Noncurrent:
Operating	Lease liabilities, net of current portion	433,151	405,324
Finance	Other liabilities	69	20
Total lease liabilities		$468,573	$442,445

Weighted-average remaining lease term - operating leases		7.7 years	7.7 years
Weighted-average discount rate - operating leases		5.7%	5.6%
The components of lease cost were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$19,205	$17,475
Variable lease cost	6,990	6,203
Total lease cost	$26,195	$23,678
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for lease liabilities, net	$14,071	$15,303
Operating lease ROU assets obtained in exchange for operating lease liabilities	$33,098	$16,064

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Maturities of lease liabilities as of March 31, 2025 were as follows:

Amount
Remainder of 2025	$39,524
2026	82,795
2027	83,172
2028	81,803
2029	74,198
Thereafter	233,583
Total lease payments	$595,075
Less: imputed interest	(126,502)
Present value of lease liabilities	$468,573
As of March 31, 2025, future operating lease payments exclude approximately $36,565 of legally binding minimum lease payments for leases signed but not yet commenced.
(7) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and national advertising fund (“NAF”) revenue collected in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned club enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to its equipment business. The Company classifies these contract liabilities as deferred revenue in its condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2024 and March 31, 2025:

Amount
Balance at December 31, 2024	$94,101
Revenue recognized that was included in the contract liability at the beginning of the year	(37,624)
Increase, excluding amounts recognized as revenue during the period	55,441
Balance at March 31, 2025	$111,918
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2025. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2025	$76,388
2026	7,988
2027	3,705
2028	3,355
2029	2,924
Thereafter	17,558
Total	$111,918
Equipment deposits received in advance of delivery as of March 31, 2025 were $2,489 and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(8) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended March 31,
	2025	2024
Franchise revenue	$2,226	$2,164
Equipment revenue	110	4,002
Total revenue from related parties	$2,336	$6,166
The Company had $3,087 and $6,198 of accounts receivable attributable to related parties as of March 31, 2025 and December 31, 2024, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $566 and $577 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had $88,084 and $88,099, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 11 for further discussion of these arrangements.
In November 2024, the Company issued a promissory note of up to $10,000 to a franchisee. Amounts borrowed under the promissory note accrue interest at SOFR plus 4% and must be repaid no later than December 31, 2026. As of March 31, 2025 and December 31, 2024, $2,192 and $2,148, respectively, was issued and outstanding on the promissory note.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1,693 and $1,461 for the three months ended March 31, 2025 and 2024, respectively.
A member of the Company’s board of directors, who is also the Company’s former interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments of approximately $147 and $65 during the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025:
•Holders of Class A common stock owned 83,836,239 shares of Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 83,836,239 Holdings Units representing 99.6% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 341,841 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings, and 341,841 shares of Class B common stock, representing 0.4% of the voting power in the Company.

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
2024 share repurchase program
On June 13, 2024, the Company’s board of directors conditionally approved a share repurchase program of up to $500,000 (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program. The 2024 Share Repurchase Program became effective on September 16, 2024. During the three months ended March 31, 2025, the Company repurchased and retired 544,226 shares of Class A common stock for a total cost of $50,009. A share repurchase excise tax of $444 was also incurred. As of March 31, 2025, there is $449,991 remaining under the 2024 Share Repurchase Program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of March 31, 2025 and December 31, 2024.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$42,079	$34,973
Less: net income attributable to non-controlling interests	212	664
Net income attributable to Planet Fitness, Inc.	$41,867	$34,309
Denominator
Weighted-average shares of Class A common stock outstanding - basic	84,170,460	86,909,383
Effect of dilutive securities:
Stock options	40,975	223,244
Restricted stock units	126,762	63,276
Performance stock units	63,702	26,178
Weighted-average shares of Class A common stock outstanding - diluted	84,401,899	87,222,081
Earnings per share of Class A common stock - basic	$0.50	$0.39
Earnings per share of Class A common stock - diluted	$0.50	$0.39
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
	2025	2024
Class B common stock	341,841	1,176,568
Stock options	—	554
Restricted stock units	1,993	2
Performance stock units	1,909	—
Total	345,743	1,177,124
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 27.4% and 28.4% for the three months ended March 31, 2025 and 2024, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes and a remeasurement of deferred tax assets in the first quarter of fiscal 2024. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $457,712 and $468,811 as of March 31, 2025 and December 31, 2024, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of March 31, 2025 and December 31, 2024, the total liability related to uncertain tax positions was $297. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2025 and 2024 were not material.

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
In connection with the exchanges that occurred during the three months ended March 31, 2024, 326,073 Holding Units, respectively, were redeemed by the Continuing LLC Owners for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of the change in the Company’s ownership percentage of Pla-Fit Holdings that occurred in conjunction with the exchanges and issuance of Holding Units, the Company recorded a decrease of $400 to net deferred tax assets, during the three months ended March 31, 2024. As a result of these exchanges and other activity during the three months ended March 31, 2024, the Company also recognized a deferred tax asset in the amount of $7,519 and a corresponding tax benefit arrangement liability of $2,694, representing approximately 85% of the tax benefits due to the TRA Holders for shares exchanged that were subject to tax benefit arrangements. The offset to the entries recorded in connection with exchanges was to additional paid in capital within stockholders’ deficit.
The Company had a liability of $466,832 and $466,916 as of March 31, 2025 and December 31, 2024, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

Amount
Remainder of 2025	$55,556
2026	55,824
2027	39,975
2028	42,506
2029	44,252
Thereafter	228,719
Total	$466,832
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
The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Three Months Ended March 31,
	2025	2024
Franchise	$115,180	$104,020
Corporate-owned clubs	133,669	122,378
Equipment	27,813	21,619
Total revenue	$276,662	$248,017

	Three Months Ended March 31,
	2025	2024
Franchise	$84,865	$76,138
Corporate-owned clubs	45,849	42,398
Equipment	7,442	4,798
Segment Adjusted EBITDA	$138,156	$123,334
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

	Three Months Ended March 31,
Franchise Segment	2025	2024
Selling, general and administrative	$7,213	$6,785
National advertising fund expense	21,944	19,792
Cost of revenue	1,032	1,162
Other segment expenses, net(1)	126	143
Total	$30,315	$27,882
(1) Other segment expenses, net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

	Three Months Ended March 31,
Corporate-owned Clubs Segment	2025	2024
Club compensation and payroll(1)	$23,325	$21,222
Rent & occupancy(1)	30,195	27,552
Marketing(1)	15,086	15,838
Operational and other(1)	11,261	9,495
Selling, general and administrative	3,702	3,595
Other segment expenses, net(2)	4,252	2,276
Total	$87,820	$79,980

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

	Three Months Ended March 31,
Equipment Segment	2025	2024
Cost of revenue	$19,879	$16,171
Other segment expenses, net(1)	492	649
Total	$20,371	$16,821
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $19,057 and $21,959 for the three months ended March 31, 2025 and 2024, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA	$138,156	$123,334
Depreciation and amortization	(38,281)	(39,380)
Interest income	5,812	5,461
Interest expense	(26,197)	(21,433)
Losses from equity-method investments, net of tax	805	1,200
Corporate and other unallocated expenses, net(1)	(21,195)	(18,685)
Income before income taxes	$59,100	$50,497
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.
The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Three Months Ended March 31,
	2025	2024
United States	$269,910	$238,103
Rest of world	6,752	9,914
Total revenue	$276,662	$248,017

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

	March 31, 2025	December 31, 2024
United States	$894,593	$882,022
Rest of world	36,237	21,414
Total long-lived assets, net	$930,830	$903,436

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(14) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended March 31,
	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,445	2,319
New clubs opened	16	23
Clubs debranded, sold, closed or consolidated(1)	—	(1)
Clubs operated at end of period	2,461	2,341
Corporate-owned clubs:
Clubs operated at beginning of period	277	256
New clubs opened	3	2
Clubs operated at end of period	280	258
Total clubs:
Clubs operated at beginning of period	2,722	2,575
New club opened	19	25
Clubs debranded, sold, closed or consolidated(1)	—	(1)
Clubs operated at end of period	2,741	2,599
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2024 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
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
As of March 31, 2025, we had approximately 20.6 million members and 2,741 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,741 clubs, 2,461 are franchised and 280 are corporate-owned.
As of March 31, 2025, we had contractual commitments to open approximately 900 new clubs.
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
Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the Operating Decision Maker (“CODM”) does not consider in her evaluation of ongoing performance of the segment’s core operations. For additional information, see Note 13 to the condensed consolidated financial statements.
The following table summarizes revenue and Adjusted EBITDA broken out by our segments:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue
Franchise segment	$115,180	$104,020
Corporate-owned clubs segment	133,669	122,378
Equipment segment	27,813	21,619
Total revenue	$276,662	$248,017
Adjusted EBITDA
Franchise segment	$84,865	$76,138
Corporate-owned clubs segment	45,849	42,398
Equipment segment	7,442	4,798
Segment Adjusted EBITDA(2)	138,156	123,334
Corporate and other Adjusted EBITDA(1)	(21,151)	(17,023)
Adjusted EBITDA(2)	$117,005	$106,311
(1) Corporate and other Adjusted EBITDA includes adjusted corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated.
(2) Segment Adjusted EBITDA plus the Adjusted EBITDA of corporate and other is equal to Adjusted EBITDA. Adjusted EBITDA is a metric that is not presented in accordance with GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.
How we assess the performance of our business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing include total monthly dues and annual fees from members (which we refer to as system-wide sales), the number of new club openings, same club sales for both corporate-owned and franchisee-owned clubs, Adjusted EBITDA, Segment Adjusted EBITDA, Adjusted net income, and Adjusted net income per share, diluted. See “—Non-GAAP Financial Measures” below for more information.
Number of new club openings
The number of new club openings reflects clubs opened during a particular reporting period for both corporate-owned and franchisee-owned clubs. Opening new clubs is an important part of our growth strategy and we expect the majority of our future new clubs will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned clubs, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Our clubs open with an initial start-up period requirement of higher than normal marketing spend and operating expenses may also be higher, particularly as a percentage of monthly revenue. New clubs may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned club base:

	Three Months Ended March 31,
	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,445	2,319
New clubs opened	16	23
Clubs debranded, sold, closed or consolidated(1)	—	(1)
Clubs operated at end of period	2,461	2,341
Corporate-owned clubs:
Clubs operated at beginning of period	277	256
New clubs opened	3	2
Clubs operated at end of period	280	258
Total clubs:
Clubs operated at beginning of period	2,722	2,575
New clubs opened	19	25
Clubs debranded, sold or consolidated(1)	—	(1)
Clubs operated at end of period	2,741	2,599

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

	Three Months Ended March 31,
	2025	2024
Same club sales growth:
Franchisee-owned clubs	6.2%	6.3%
Corporate-owned clubs	5.1%	6.2%
System-wide clubs	6.1%	6.2%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,335	2,199
Corporate-owned clubs	258	235
System-wide clubs	2,593	2,443
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.3 billion and $1.2 billion during the three months ended March 31, 2025 and 2024, respectively.
Non-GAAP financial measures
We refer to Adjusted EBITDA, Adjusted net income and Adjusted net income per share, diluted as we use these measures to evaluate our operating performance and we believe these measures are useful to investors in evaluating our performance. Adjusted EBITDA, Adjusted net income and Adjusted net income per share, diluted, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are neither required by, nor presented in accordance with GAAP and should not be considered as substitutes for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA, Adjusted net income and Adjusted net income per share, diluted. Our presentation of Adjusted EBITDA, Adjusted net income and Adjusted net income per share, diluted should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.
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
Reconciliations of Non-GAAP financial measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$42,079	$34,973
Interest income	(5,812)	(5,461)
Interest expense	26,197	21,433
Provision for income taxes	16,216	14,324
Depreciation and amortization	38,281	39,380
EBITDA	116,961	104,649
Severance costs(1)	597	1,602
Executive transition costs(2)	1,041	283
Loss on adjustment of allowance for credit losses on held-to-maturity investment	292	475
Dividend income on held-to-maturity investment	(561)	(528)
Insurance recovery(3)	(1,636)	—
Tax benefit arrangement remeasurement(4)	(84)	(362)
Amortization of basis difference of equity-method investments(5)	240	229
Other(6)	155	(37)
Adjusted EBITDA	$117,005	$106,311

(1) Represents severance related expenses recorded in connection with a reduction in force during the three months ended March 31, 2025 and 2024, respectively.
(2) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and stock-based compensation associated with certain equity awards granted to, the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(5) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our consolidated statements of operations.
(6) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income	$42,079	$34,973
Provision for income taxes	16,216	14,324
Severance costs(1)	597	1,602
Executive transition costs(2)	1,041	283
Loss on adjustment of allowance for credit losses on held-to-maturity investment	292	475
Dividend income on held-to-maturity investment	(561)	(528)
Insurance recovery(3)	(1,636)	—
Tax benefit arrangement remeasurement(4)	(84)	(362)
Amortization of basis difference of equity-method investments(5)	240	229
Other(6)	155	(37)
Purchase accounting amortization(7)	9,178	12,757
Adjusted income before income taxes	67,517	63,716
Adjusted income taxes(8)	17,487	16,439
Adjusted net income	$50,030	$47,277
Adjusted net income per share, diluted	$0.59	$0.53
Adjusted weighted-average shares outstanding, diluted(9)	84,744	88,399
(1) Represents severance related expenses recorded in connection with a reduction in force during the three months ended March 31, 2025 and 2024, respectively.
(2) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and stock-based compensation associated with certain equity awards granted to, the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(5) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our consolidated statements of operations.
(6) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(7) Includes $3.1 million of amortization of intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases, for the three months ended March 31, 2024, and $9.2 million and $9.7 million of amortization of intangible assets created in connection with historical acquisitions of franchisee-owned clubs for the three months ended March 31, 2025 and 2024, respectively. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(8) Represents corporate income taxes at an assumed effective tax rate of 25.9% and 25.8% for the three months ended March 31, 2025 and 2024, respectively, applied to adjusted income before income taxes.
(9) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$41,867	84,402	$0.50	$34,309	87,222	$0.39
Net income attributable to non-controlling interests(2)	212	342		664	1,177
Net income	42,079			34,973
Adjustments to arrive at adjusted income before income taxes(3)	25,438			28,743
Adjusted income before income taxes	67,517			63,716
Adjusted income taxes(4)	17,487			16,439
Adjusted net income	$50,030	84,744	$0.59	$47,277	88,399	$0.53
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.9% and 25.8% for the three months ended March 31, 2025 and 2024, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	2025		2024
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$93,240	33.7%	$84,234	34.0%
National advertising fund revenue	21,940	7.9%	19,786	8.0%
Franchise segment	115,180	41.6%	104,020	42.0%
Corporate-owned clubs	133,669	48.3%	122,378	49.3%
Equipment	27,813	10.1%	21,619	8.7%
Total revenue	276,662	100.0%	248,017	100.0%
Operating costs and expenses:
Cost of revenue	22,485	8.1%	18,993	7.7%
Club operations	81,680	29.5%	74,353	30.0%
Selling, general and administrative	34,307	12.4%	29,193	11.8%
National advertising fund expense	21,944	7.9%	19,792	8.0%
Depreciation and amortization	38,281	13.8%	39,380	15.9%
Other (gains) losses, net	(1,237)	(0.4)%	484	0.2%
Total operating costs and expenses	197,460	71.3%	182,195	73.6%
Income from operations	79,202	28.7%	65,822	26.4%
Other income (expense), net:
Interest income	5,812	2.1%	5,461	2.2%
Interest expense	(26,197)	(9.5)%	(21,433)	(8.6)%
Other income, net	283	0.1%	647	0.3%
Total other expense, net	(20,102)	(7.3)%	(15,325)	(6.1)%
Income before income taxes	59,100	21.4%	50,497	20.3%
Provision for income taxes	16,216	5.9%	14,324	5.8%
Losses from equity-method investments, net of tax	(805)	(0.3)%	(1,200)	(0.5)%
Net income	42,079	15.2%	34,973	14.0%
Less net income attributable to non-controlling interests	212	0.1%	664	0.3%
Net income attributable to Planet Fitness, Inc.	$41,867	15.1%	$34,309	13.7%
Comparison of the three months ended March 31, 2025 and three months ended March 31, 2024
Revenue
Total revenue was $276.7 million for the three months ended March 31, 2025, compared to $248.0 million for three months ended March 31, 2024, an increase of $28.6 million, or 11.5%.
Franchise segment revenue was $115.2 million for the three months ended March 31, 2025, compared to $104.0 million for three months ended March 31, 2024, an increase of $11.2 million, or 10.7%.
Franchise revenue was $93.2 million for the three months ended March 31, 2025, compared to $84.2 million for the three months ended March 31, 2024, an increase of $9.0 million, or 10.7%. Included in franchise revenue is royalty revenue of $78.3 million, franchise and other fees of $12.5 million, and placement revenue of $2.3 million for the three months ended March 31, 2025, compared to royalty revenue of $72.3 million, franchise and other fees of $9.5 million, and placement revenue of $1.8 million for the three months ended March 31, 2024. Of the $6.0 million increase in royalty revenue, $3.6 million was attributable to a franchise same club sales increase of 6.2%, $1.3 million was attributable to new clubs opened since January 1, 2024 before they move into the same club sales base and $1.0 million was from higher royalties on annual fees. The $2.9 million increase in franchise and other fees was primarily attributable to higher join fees and PF Perks revenue. The $0.5 million increase in placement revenue was primarily driven by higher replacement equipment placements.

National advertising fund revenue was $21.9 million for the three months ended March 31, 2025, compared to $19.8 million for the three months ended March 31, 2024, an increase of $2.2 million, or 10.9%. This increase was attributable to $2.2 million from higher same club sales and new clubs opened since January 1, 2024.
Corporate-owned clubs segment revenue was $133.7 million for the three months ended March 31, 2025, compared to $122.4 million for the three months ended March 31, 2024, an increase of $11.3 million, or 9.2%. This increase was primarily attributable to $6.7 million from the corporate-owned clubs in the same club sales base, of which $4.8 million was attributable to a same club sales increase of 5.1%, $1.5 million was attributable to annual fee revenue and $0.4 million was attributable to other fees. Additionally, $4.6 million was from new clubs opened since January 1, 2024 before they move into the same club sales base.
Equipment segment revenue was $27.8 million for the three months ended March 31, 2025, compared to $21.6 million for the three months ended March 31, 2024, an increase of $6.2 million, or 28.7%. This increase was primarily attributable to $8.9 million of higher revenue from equipment sales to existing franchisee-owned clubs, partially offset by $2.7 million of lower revenue from equipment sales to new franchisee-owned clubs. In the three months ended March 31, 2025, we had equipment sales to 10 new franchisee-owned clubs compared to 14 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $22.5 million for the three months ended March 31, 2025, compared to $19.0 million for the three months ended March 31, 2024, an increase of $3.5 million, or 18.4%. This increase was primarily attributable to higher replacement equipment sales to franchisee-owned clubs, partially offset by lower equipment sales to new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our Corporate-owned clubs segment, was $81.7 million for the three months ended March 31, 2025, compared to $74.4 million for the three months ended March 31, 2024, an increase of $7.3 million, or 9.9%. This increase was primarily attributable to $2.3 million from clubs included in our same club sales base as a result of higher rent and occupancy, payroll, and operational expenses and $5.0 million from new clubs opened since January 1, 2024 before they move into the same club sales base, of which $1.7 million was attributable to the opening and operating of seven clubs in Spain.
Selling, general and administrative
Selling, general and administrative expenses were $34.3 million for the three months ended March 31, 2025, compared to $29.2 million for the three months ended March 31, 2024, an increase of $5.1 million, or 17.5%. This increase was primarily attributable to $2.7 million of higher payroll costs, of which $1.7 million was related to stock-based compensation expense, $1.3 million of higher costs relating to travel and consulting and $0.6 million of higher information technology related expenses.
National advertising fund expense
National advertising fund expense was $21.9 million for the three months ended March 31, 2025, compared to $19.8 million for the three months ended March 31, 2024, an increase of $2.2 million, or 10.9%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $38.3 million for the three months ended March 31, 2025, compared to $39.4 million for the three months ended March 31, 2024, a decrease of $1.1 million, or 2.8%. This decrease was primarily attributable to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the fourth quarter of 2024, partially offset by an increase in depreciation expense primarily from new clubs opened since January 1, 2024.
Other (gains) losses, net
Other (gains) losses, net was a $1.2 million gain for the three months ended March 31, 2025, compared to a $0.5 million loss for the three months ended March 31, 2024, a decrease of $1.7 million, or 355.6%. The gain in 2025 was primarily the result of a gain on insurance proceeds received in the current period.
Interest income
Interest income was $5.8 million for the three months ended March 31, 2025, compared to $5.5 million for the three months ended March 31, 2024, an increase of $0.4 million, or 6.4%.

Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $26.2 million for the three months ended March 31, 2025, compared to $21.4 million for the three months ended March 31, 2024, an increase of $4.8 million, or 22.2%. This increase was primarily from a higher principal balance and blended interest rate on our indebtedness related to the issuance of the 2024 Notes in June 2024.
Other income, net
Other income, net was $0.3 million for the three months ended March 31, 2025, compared to $0.6 million for the three months ended March 31, 2024.
Provision for income taxes
Income tax expense was $16.2 million for the three months ended March 31, 2025, compared to $14.3 million for the three months ended March 31, 2024, an increase of $1.9 million, or 13.2%. This increase is primarily attributable to our higher income before taxes in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The Company’s effective tax rate was 27.4% for the three months ended March 31, 2025, compared to 28.4% in the prior year period. The decrease in the effective income tax rate was primarily due to remeasurement of deferred tax assets in the three months ended March 31, 2024.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $84.9 million in the three months ended March 31, 2025, compared to $76.1 million in the three months ended March 31, 2024, an increase of $8.7 million, or 11.5%. This increase was primarily attributable to higher franchise and NAF revenue of $9.0 million and $2.2 million, respectively, partially offset by $2.2 million of higher NAF expense and $0.4 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $45.8 million in the three months ended March 31, 2025, compared to $42.4 million in the three months ended March 31, 2024, an increase of $3.5 million, or 8.1%. This increase was primarily attributable to $4.3 million from the corporate-owned same clubs sales increase of 5.1% and $0.5 million from new clubs opened since January 1, 2024 before they move into the same club sales base, partially offset by $1.2 million from the opening and operating of seven clubs in Spain.
Equipment
Equipment Segment Adjusted EBITDA was $7.4 million in the three months ended March 31, 2025, compared to $4.8 million in the three months ended March 31, 2024, an increase of $2.6 million, or 55.1%. This increase was primarily driven by higher replacement equipment sales to franchisee-owned clubs, as described above, and higher margin equipment sales related to an updated equipment mix as a result of the adoption of the franchise growth model.
Liquidity and capital resources
As of March 31, 2025, we had $343.9 million of cash and cash equivalents, $109.7 million of short-term marketable securities, $76.1 million of long-term marketable securities and $56.6 million of restricted cash.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our 2022 Variable Funding Notes will be adequate to meet our anticipated debt service requirements and obligations under our tax benefit arrangements, capital expenditures and working capital needs for at least the next 12 months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$133,927	$89,732
Investing activities	(28,099)	(38,644)
Financing activities	(55,359)	(24,997)
Effect of foreign exchange rates on cash	348	(315)
Net increase in cash, cash equivalents and restricted cash	$50,817	$25,776
Operating activities
Net cash provided by operating activities of $133.9 million for the three months ended March 31, 2025 was primarily attributable to $42.1 million of net income and $51.4 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, stock-based compensation expense, gain on insurance proceeds, amortization of deferred financing costs and other adjustments and a $40.4 million working capital cash inflow. The working capital cash inflow was primarily attributable to a decrease in accounts receivable primarily from collections in 2025, an increase in deferred revenue primarily from increased annual billing and NAF revenue, an increase in lease liabilities primarily from new corporate-owned clubs in 2025, an increase in income taxes payable and a decrease in inventory primarily from the delivery of equipment orders. The working capital cash inflow was partially offset by an increase in restricted assets for the NAF and a decrease in accounts payable and accrued expenses primarily related to equipment orders.
Net cash provided by operating activities of $89.7 million for the three months ended March 31, 2024 was primarily attributable to $35.0 million of net income and $53.8 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, amortization of deferred financing costs, stock-based compensation expense and other adjustments, and a $1.0 million working capital cash inflow.
Investing activities
For the three months ended March 31, 2025, net cash used in investing activities was $28.1 million compared to $38.6 million in the three months ended March 31, 2024, a decrease of $10.5 million. This decrease is primarily attributable to maturities of marketable securities, net of purchases of $6.7 million, lower capital expenditures of $3.3 million and insurance proceeds of $2.1 million, partially offset by higher cash used for acquisitions and other investments of $1.5 million. Capital expenditures for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
New corporate-owned clubs	$7,385	$6,568
Existing corporate-owned clubs	11,672	15,391
Information systems	3,739	3,291
Corporate and all other	259	1,061
Total capital expenditures	$23,055	$26,311
Financing activities
For the three months ended March 31, 2025, net cash used in financing activities was $55.4 million compared to $25.0 million in the three months ended March 31, 2024, an increase of $30.4 million, which was primarily attributable to an increase in cash used for share repurchases in 2025.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022, the Master Issuer issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of 2022 Variable Funding Notes, including a letter of credit facility. The 2022 Variable Funding Notes are undrawn as of March 31, 2025.

There were no material changes to the terms of any debt obligations in the three months ended March 31, 2025. The Company was in compliance with its debt covenants as of March 31, 2025.
Off-balance sheet arrangements
As of March 31, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $4.3 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of March 31, 2025 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended March 31, 2025. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s exposure to market risk.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2025.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
1/31/2025	—	—	—	$500,000,000
2/28/2025	—	—	—	$500,000,000
3/31/2025	544,226	91.89	544,226	$449,990,567
Total	544,226	$91.89	544,226
(1) On June 13, 2024, our board of directors conditionally approved a share repurchase program of up to $500,000,000, which became effective on September 16, 2024. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		8-K	001-37534	3.2	3/18/25

10.1	Policy For Recoupment Of Incentive Compensation	X

10.2	Planet Fitness, Inc. 2025 Omnibus Incentive Plan	X

10.3	Form of Restricted Stock Unit Director Award Agreement	X

10.4	Form of Restricted Stock Unit and Performance Stock Unit Award Agreement	X

10.5	Form of Stock Option Award	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: May 9, 2025	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)