Form 10-Q
period 2025-06-30
Planet Fitness, Inc.
filed 2025-08-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2025 there were 83,917,428 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 316,128 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
•Our failure to address evolving environmental, social and governance issues may have an adverse effect on our business, financial condition and results of operations.
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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$335,723	$293,150
Restricted cash	56,452	56,524
Short-term marketable securities	106,998	114,163
Accounts receivable, net of allowances for uncollectible amounts of $32 and $30 as of June 30, 2025 and December 31, 2024, respectively	72,847	77,145
Inventory	4,347	6,146
Restricted assets - national advertising fund	9,071	—
Prepaid expenses	19,202	21,499
Other receivables	24,954	16,776
Income tax receivable and prepayments	7,788	2,616
Total current assets	637,382	588,019
Long-term marketable securities	83,327	65,668
Investments, net of allowance for expected credit losses of $23,437 and $18,834 as of June 30, 2025 and December 31, 2024, respectively	70,896	75,650
Property and equipment, net of accumulated depreciation of $425,101 and $370,118, as of June 30, 2025 and December 31, 2024, respectively	430,387	423,991
Right-of-use assets, net	417,573	395,174
Intangible assets, net	304,961	323,318
Goodwill	721,118	720,633
Deferred income taxes	443,082	470,197
Other assets, net	10,426	7,058
Total assets	$3,119,152	$3,069,708
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$22,500	$22,500
Accounts payable	49,128	32,887
Accrued expenses	57,768	67,895
Equipment deposits	7,860	1,851
Deferred revenue, current	77,309	62,111
Payable pursuant to tax benefit arrangements, current	55,044	55,556
Other current liabilities	40,581	39,695
Total current liabilities	310,190	282,495
Long-term debt, net of current maturities	2,139,418	2,148,029
Lease liabilities, net of current portion	432,950	405,324
Deferred revenue, net of current portion	30,752	31,990
Deferred tax liabilities	1,250	1,386
Payable pursuant to tax benefit arrangements, net of current portion	358,569	411,360
Other liabilities	4,304	4,497
Total noncurrent liabilities	2,967,243	3,002,586
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 83,907 and 84,323 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	9
Class B common stock, $0.0001 par value, 100,000 shares authorized, 316 and 342 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive income (loss)	1,010	(2,348)
Additional paid in capital	615,040	609,115
Accumulated deficit	(774,753)	(822,156)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(158,694)	(215,380)
Non-controlling interests	413	7
Total stockholders’ deficit	(158,281)	(215,373)
Total liabilities and stockholders’ deficit	$3,119,152	$3,069,708
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue:
Franchise	$96,877	$87,676	$190,117	$171,910
National advertising fund revenue	22,781	20,114	44,721	39,900
Corporate-owned clubs	138,989	125,466	272,658	247,844
Equipment	82,232	67,685	110,045	89,304
Total revenue	340,879	300,941	617,541	548,958
Operating costs and expenses:
Cost of revenue	59,423	51,934	81,908	70,927
Club operations	77,437	70,152	159,117	144,505
Selling, general and administrative	35,511	31,613	69,818	60,806
National advertising fund expense	22,777	20,112	44,721	39,904
Depreciation and amortization	38,429	39,817	76,710	79,197
Other losses (gains), net	4,900	(66)	3,663	418
Total operating costs and expenses	238,477	213,562	435,937	395,757
Income from operations	102,402	87,379	181,604	153,201
Other income (expense), net:
Interest income	5,690	5,616	11,502	11,077
Interest expense	(26,181)	(24,533)	(52,378)	(45,966)
Other income, net	1,942	1,043	2,225	1,690
Total other expense, net	(18,549)	(17,874)	(38,651)	(33,199)
Income before income taxes	83,853	69,505	142,953	120,002
Provision for income taxes	24,930	18,977	41,146	33,301
Losses from equity-method investments, net of tax	(628)	(1,216)	(1,433)	(2,416)
Net income	58,295	49,312	100,374	84,285
Less: net income attributable to non-controlling interests	276	672	488	1,336
Net income attributable to Planet Fitness, Inc.	$58,019	$48,640	$99,886	$82,949
Net income per share of Class A common stock:
Basic	$0.69	$0.56	$1.19	$0.95
Diluted	$0.69	$0.56	$1.19	$0.95
Weighted-average shares of Class A common stock outstanding:
Basic	83,861	86,809	84,015	86,859
Diluted	84,065	86,955	84,233	87,083
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income including non-controlling interests	$58,295	$49,312	$100,374	$84,285
Other comprehensive income (loss), net:
Foreign currency translation adjustments	2,378	(477)	3,246	(689)
Unrealized loss (gain) on marketable securities, net of tax	(16)	(184)	112	(579)
Total other comprehensive income (loss), net	2,362	(661)	3,358	(1,268)
Total comprehensive income including non-controlling interests	60,657	48,651	103,732	83,017
Less: total comprehensive income attributable to non-controlling interests	276	672	488	1,336
Total comprehensive income attributable to Planet Fitness, Inc.	$60,381	$47,979	$103,244	$81,681
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$100,374	$84,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,710	79,197
Equity-based compensation expense	6,138	2,847
Deferred tax expense	27,619	26,761
Amortization of deferred financing costs	2,639	2,634
Loss on extinguishment of debt	—	2,285
Accretion of marketable securities discount	(837)	(1,879)
Losses from equity-method investments, net of tax	1,433	2,416
Dividends accrued on held-to-maturity investment	(1,139)	(1,065)
Credit loss on held-to-maturity investment	4,603	557
Gain on re-measurement of tax benefit arrangement liability	(1,294)	(1,349)
Gain on insurance proceeds	(1,460)	—
Other	210	1,300
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,747	380
Inventory	1,799	(544)
Other assets and other current assets	(5,400)	(6,313)
Restricted assets - national advertising fund	(9,023)	(12,268)
Accounts payable and accrued expenses	1,317	(3,302)
Other liabilities and other current liabilities	(427)	(699)
Income taxes	(4,753)	(2,632)
Payments pursuant to tax benefit arrangements	(52,740)	(28,786)
Equipment deposits	6,009	632
Deferred revenue	13,770	18,653
Leases	7,599	4,838
Net cash provided by operating activities	177,894	167,948
Cash flows from investing activities:
Additions to property and equipment	(58,801)	(64,345)
Insurance proceeds for property and equipment	2,053	—
Payment of deferred consideration for acquired clubs	(1,539)	—
Purchases of marketable securities	(81,958)	(73,930)
Maturities of marketable securities	71,954	47,839
Issuance of note receivable, related party	(2,639)	—
Other investing activity	(32)	—
Net cash used in investing activities	(70,962)	(90,436)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800,000
Repayment of long-term debt	(11,250)	(599,437)
Payment of deferred financing and other debt-related costs	—	(12,055)
Proceeds from issuance of Class A common stock	1,177	9,808
Repurchase and retirement of Class A common stock	(52,085)	(300,205)
Principal payments on capital lease obligations	(51)	(72)
Payment of share repurchase excise tax	(2,549)	—
Distributions paid to members of Pla-Fit Holdings	(1,331)	(1,732)
Net cash used in financing activities	(66,089)	(103,693)
Effects of exchange rate changes on cash and cash equivalents	1,658	(1,179)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,501	(27,360)
Cash, cash equivalents and restricted cash, beginning of period	349,674	322,121
Cash, cash equivalents and restricted cash, end of period	$392,175	$294,761
Supplemental cash flow information:
Cash paid for interest	$50,067	$40,814
Net cash paid for income taxes	$18,285	$9,168
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$16,667	$18,645
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	84,323	$9	342	$—	$(2,348)	$609,115	$(822,156)	$7	$(215,373)
Net income	—	—	—	—	—	—	99,886	488	100,374
Equity-based compensation expense	—	—	—	—	—	6,138	—	—	6,138
Repurchase and retirement of Class A common stock	(566)	—	—	—	—	(1,186)	(52,483)	1,186	(52,483)
Exchanges of Class B common stock and other adjustments	26	—	(26)	—	—	(63)	—	63	—
Issuance of shares under equity-based compensation plans	124	—	—	—	—	867	—	—	867
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	169	—	—	169
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,331)	(1,331)
Other comprehensive income	—	—	—	—	3,358	—	—	—	3,358
Balance at June 30, 2025	83,907	$9	316	$—	$1,010	$615,040	$(774,753)	$413	$(158,281)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)
Net income	—	—	—	—	—	—	82,949	1,336	84,285
Equity-based compensation expense	—	—	—	—	—	2,847	—	—	2,847
Repurchase and retirement of Class A common stock	(3,404)	—	—	—	—	2,363	(302,114)	(2,363)	(302,114)
Exchanges of Class B common stock and other adjustments	747	—	(747)	—	—	(2,925)	—	2,925	—
Issuance of shares under equity-based compensation plans	393	—	—	—	—	9,540	—	—	9,540
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	5,893	—	—	5,893
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,732)	(1,732)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive loss	—	—	—	—	(1,268)	—	—	—	(1,268)
Balance at June 30, 2024	84,496	$9	650	$—	$(1,096)	$594,049	$(910,626)	$(2,166)	$(319,830)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	83,836	$9	342	$—	$(1,352)	$612,196	$(830,743)	$26	$(219,864)
Net income	—	—	—	—	—	—	58,019	276	58,295
Equity-based compensation expense	—	—	—	—	—	3,507	—	—	3,507
Repurchase and retirement of Class A common stock	(22)	—	—	—	—	(1,030)	(2,029)	1,030	(2,029)
Exchanges of Class B common stock and other adjustments	26	—	(26)	—	—	(63)	—	63	—
Issuance of shares under equity-based compensation plans	67	—	—	—	—	327	—	—	327
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	103	—	—	103
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(982)	(982)
Other comprehensive income	—	—	—	—	2,362	—	—	—	2,362
Balance at June 30, 2025	83,907	$9	316	$—	$1,010	$615,040	$(774,753)	$413	$(158,281)

	Class A common stock		Class B common stock		Accumulated other comprehensive loss	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2024	86,832	$9	1,071	$—	$(435)	$581,332	$(677,321)	$(2,816)	$(99,231)
Net income	—	—	—	—	—	—	48,640	672	49,312
Equity-based compensation expense	—	—	—	—	—	1,872	—	—	1,872
Repurchase and retirement of Class A common stock	(3,090)	—	—	—	—	1,589	(281,945)	(1,589)	(281,945)
Exchanges of Class B common stock and other adjustments	421	—	(421)	—	—	(2,071)	—	2,071	—
Issuance of shares under equity-based compensation plans	333	—	—	—	—	9,159	—	—	9,159
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	1,468	—	—	1,468
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,514)	(1,514)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive loss	—	—	—	—	(661)	—	—	—	(661)
Balance at June 30, 2024	84,496	$9	650	$—	$(1,096)	$594,049	$(910,626)	$(2,166)	$(319,830)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 20.8 million members and 2,762 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of June 30, 2025.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name;
•Owning and operating fitness centers under the Planet Fitness trade name; and
•Selling fitness-related equipment to franchisee-owned clubs.
In 2012 investment funds affiliated with TSG Consumer Partners, LLC (“TSG”), purchased interests in Pla-Fit Holdings (the “2012 Acquisition”).
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
As of June 30, 2025, the Company held 100.0% of the voting interest and approximately 99.6% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 3 for investments that are measured at fair value on a recurring basis and Note 5 for liabilities held at carrying value on the condensed consolidated balance sheet.
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
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of June 30, 2025, the marketable securities had maturity dates that range from less than one month to approximately 24 months. Realized gains and losses were insignificant for the three and six months ended June 30, 2025 and 2024.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Amortized Cost	Unrealized (Losses) Gains, Net	Fair Value(1)	Level 1	Level 2
June 30, 2025
Cash equivalents
Money market funds	$710	$—	$710	$710	$—
Total cash equivalents	710	—	710	710	—
Short-term marketable securities
Commercial paper	7,916	(4)	7,912	—	7,912
Corporate debt securities	98,228	107	98,335	—	98,335
U.S. government agency securities	751	—	751	—	751
Total short-term marketable securities	106,895	103	106,998	—	106,998
Long-term marketable securities
Corporate debt securities	71,732	149	71,881	—	71,881
U.S. government agency securities	11,450	(4)	11,446	—	11,446
Total long-term marketable securities	83,182	145	83,327	—	83,327
Total cash equivalents and marketable securities	$190,787	$248	$191,035	$710	$190,325

	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
December 31, 2024
Cash equivalents
Money market funds	$236	$—	$236	$236	$—
Commercial paper	3,996	—	3,996	—	3,996
U.S. treasury securities	2,650	—	2,650	—	2,650
Total cash equivalents	6,882	—	6,882	236	6,646
Short-term marketable securities
Commercial paper	9,082	10	9,092	—	9,092
Corporate debt securities	98,915	181	99,096	—	99,096
U.S. treasury securities	1,999	—	1,999	—	1,999
U.S. government agency securities	3,971	5	3,976	—	3,976
Total short-term marketable securities	113,967	196	114,163	—	114,163
Long-term marketable securities
Corporate debt securities	62,728	(55)	62,673	—	62,673
U.S. government agency securities	3,000	(5)	2,995	—	2,995
Total long-term marketable securities	65,728	(60)	65,668	—	65,668
Total cash equivalents and marketable securities	$186,577	$136	$186,713	$236	$186,477
(1) Fair values were determined using market prices obtained from third-party pricing sources.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of June 30, 2025.
Held-to-maturity debt security
The Company has a debt security investment that consists of redeemable preferred shares with an original contractual maturity in 2026, subject to subordination clauses that could push maturity to 2030. The investment is classified as held-to-maturity and measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilizes probability-of-default and loss-given-default methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, current financial position, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $4,311 and $82 during the three months ended June 30, 2025 and 2024, respectively, and $4,603 and $557 during the six months ended June 30, 2025 and 2024, respectively, on the adjustment of its allowance for credit losses within other income, net on the condensed consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $33,662 and $32,523 as of June 30, 2025 and December 31, 2024, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $578 and $537 during the three months ended June 30, 2025 and 2024, respectively, and $1,139 and $1,065 during the six months ended June 30, 2025 and 2024, respectively, within other income (expense), net on the condensed consolidated statements of operations.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning allowance for expected credit losses	$19,126	$18,164	$18,834	$17,689
Loss on adjustment of allowance for expected credit losses	4,311	82	4,603	557
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$23,437	$18,246	$23,437	$18,246
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of June 30, 2025, the Company determined that no impairment of its equity method investments existed.
As of June 30, 2025 and December 31, 2024, the Company held a 22.0% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,674 and $12,961, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $5,018 and $5,374 as of June 30, 2025 and December 31, 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $147 and $158 during the three months ended June 30, 2025 and 2024, respectively, and $430 and $466 during the six months ended June 30, 2025 and 2024, respectively, which included the amortization of basis difference of $66 during both the three months ended June 30, 2025 and 2024, and $132 during both the six months ended June 30, 2025 and 2024.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
As of June 30, 2025 and December 31, 2024, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $47,997 and $49,000, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $18,757 and $21,702 as of June 30, 2025 and December 31, 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $481 and $1,058 during the three months ended June 30, 2025 and 2024, respectively, and $1,003 and $1,950 during the six months ended June 30, 2025 and 2024, respectively, which included the amortization of basis difference of $174 during both the three months ended June 30, 2025 and 2024, and $348 and $337 during the six months ended June 30, 2025 and 2024, respectively.
(4) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2024	$16,938	$611,029	$92,666	$720,633
Acquisitions	—	70	—	70
Foreign currency translation	—	415	—	415
Goodwill at June 30, 2025	$16,938	$611,514	$92,666	$721,118
In December 2024, the Company’s operating entity in Spain completed an immaterial acquisition of three clubs. The acquisition resulted in the addition of $1,619 in the carrying value of goodwill. During the six months ended June 30, 2025, the Company recorded an addition of $70 to the carrying value of goodwill as a result of an update to the preliminary allocation of the purchase consideration.
A summary of intangible assets is as follows:

	June 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(184,623)	$14,420	$199,043	$(183,046)	$15,997
Reacquired franchise rights	274,708	(130,767)	143,941	274,708	(113,987)	160,721
Total finite-lived intangible assets	473,751	(315,390)	158,361	473,751	(297,033)	176,718
Indefinite-lived intangible assets:
Trade and brand names	146,600	—	146,600	146,600	—	146,600
Total intangible assets	$620,351	$(315,390)	$304,961	$620,351	$(297,033)	$323,318
The Company determined that no impairment charges were required during any of the periods presented.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Amortization expense related to the finite-lived intangible assets totaled $9,189 and $12,768 during the three months ended June 30, 2025 and 2024, respectively, and $18,378 and $25,536 during the six months ended June 30, 2025 and 2024, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of June 30, 2025 is as follows:

Amount
Remainder of 2025	$18,356
2026	32,079
2027	27,956
2028	27,300
2029	23,675
Thereafter	28,995
Total	$158,361
(5) Long-term debt
Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
2019-1 Class A-2 notes	$519,750	$522,500
2022-1 Class A-2-I notes	411,188	413,312
2022-1 Class A-2-II notes	459,562	461,938
2024-1 Class A-2-I notes	421,812	423,938
2024-1 Class A-2-II notes	372,188	374,062
Total debt, excluding deferred financing costs	2,184,500	2,195,750
Deferred financing costs, net of accumulated amortization	(22,582)	(25,221)
Total debt, net	2,161,918	2,170,529
Current portion of long-term debt	22,500	22,500
Long-term debt, net of current portion	$2,139,418	$2,148,029
Future principal payments of long-term debt as of June 30, 2025 are as follows:

Amount
Remainder of 2025	$11,250
2026	427,312
2027	18,250
2028	18,250
2029	915,938
Thereafter	793,500
Total	$2,184,500
The carrying value and estimated fair value of long-term debt were as follows:

	June 30, 2025		December 31, 2024
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,184,500	$2,128,047	$2,195,750	$2,082,034
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(6) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets
Operating	Right of use asset, net	$417,573	$395,174
Finance	Property and equipment, net	264	85
Total lease assets		$417,837	$395,259

Liabilities
Current:
Operating	Other current liabilities	$39,212	$37,031
Finance	Other current liabilities	86	70
Noncurrent:
Operating	Lease liabilities, net of current portion	432,950	405,324
Finance	Other liabilities	182	20
Total lease liabilities		$472,430	$442,445

Weighted-average remaining lease term - operating leases		7.8 years	7.7 years
Weighted-average discount rate - operating leases		5.8%	5.6%
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$19,663	$18,006	$38,886	$35,520
Variable lease cost	7,478	6,472	14,449	12,635
Total lease cost	$27,141	$24,478	$53,335	$48,155
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for lease liabilities	$16,843	$15,228	$31,257	$30,570
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding acquisitions	$13,399	$20,073	$46,509	$36,659

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Maturities of lease liabilities as of June 30, 2025 were as follows:

Amount
Remainder of 2025	$37,947
2026	81,417
2027	84,686
2028	84,374
2029	77,518
Thereafter	243,137
Total lease payments	$609,079
Less: imputed interest	(136,649)
Present value of lease liabilities	$472,430
As of June 30, 2025, future operating lease payments exclude approximately $41,766 of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2024 and June 30, 2025:

Amount
Balance at December 31, 2024	$94,101
Revenue recognized that was included in the contract liability at the beginning of the year	(51,063)
Increase, excluding amounts recognized as revenue during the period	65,023
Balance at June 30, 2025	$108,061
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2025. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2025	$64,158
2026	15,875
2027	3,711
2028	3,379
2029	2,987
Thereafter	17,951
Total	$108,061
Equipment deposits received in advance of delivery as of June 30, 2025 were $7,860 and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(8) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Franchise revenue	$2,162	$1,837	$4,388	$4,001
Equipment revenue	731	1,441	841	5,443
Total revenue from related parties	$2,893	$3,278	$5,229	$9,444
The Company had $1,777 and $6,198 of accounts receivable attributable to related parties as of June 30, 2025 and December 31, 2024, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $577 as of both June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had $84,038 and $88,099, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 11 for further discussion of these arrangements.
In November 2024, the Company issued a promissory note of up to $10,000 to a franchisee. Amounts borrowed under the promissory note accrue interest at SOFR plus 4% and must be repaid no later than December 31, 2026. As of June 30, 2025 and December 31, 2024, $4,913 and $2,148, respectively, was issued and outstanding on the promissory note.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1,522 and $1,337 during the three months ended June 30, 2025 and 2024, respectively, and $3,215 and $2,798 during the six months ended June 30, 2025 and 2024, respectively.
A member of the Company’s board of directors, who is also the Company’s former interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments of approximately $97 and $106 during the three months ended June 30, 2025 and 2024, and $244 and $171 during the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025:
•Holders of Class A common stock owned 83,906,665 shares of Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 83,906,665 Holdings Units representing 99.6% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 316,128 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings, and 316,128 shares of Class B common stock, representing 0.4% of the voting power in the Company.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Share repurchase program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500,000, which replaced the 2019 share repurchase program.
On June 12, 2024, the Company entered into a $280,000 accelerated share repurchase agreement (the “ASR Agreement”) with Citibank, N.A. (the “Bank”). Final settlement of the ASR Agreement occurred on September 16, 2024. During the term of the ASR Agreement, the Company repurchased and retired 3,758,939 shares of Class A common stock.
Additionally, prior to entry into the ASR Agreement, during the six months ended June 30, 2024, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20,005. A share repurchase excise tax of $1,908 was recorded in connection with the Company’s share repurchases during the six months ended June 30, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors conditionally approved a share repurchase program of up to $500,000 (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program. The 2024 Share Repurchase Program became effective on September 16, 2024. During the three months ended June 30, 2025, the Company repurchased and retired 21,519 shares of Class A common stock for a total cost of $2,075. During the six months ended June 30, 2025, the Company repurchased and retired 565,745 shares of Class A common stock for a total cost of $52,075. A share repurchase excise tax of $398 was recorded in connection with the Company’s share repurchases during the six months ended June 30, 2025. As of June 30, 2025, there is $447,925 remaining under the 2024 Share Repurchase Program.
The timing of purchases and amount of stock repurchased are subject to the Company’s discretion and dependent upon market and business conditions, the Company’s general working capital needs, stock price, applicable legal requirements and other factors. The ability to repurchase shares at any particular time is also subject to the terms of the indenture governing the Company’s securitized senior notes. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing.
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of June 30, 2025 and December 31, 2024.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$58,295	$49,312	$100,374	$84,285
Less: net income attributable to non-controlling interests	276	672	488	1,336
Net income attributable to Planet Fitness, Inc.	$58,019	$48,640	$99,886	$82,949
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,861,016	86,808,695	84,014,883	86,859,039
Effect of dilutive securities:
Stock options	40,219	85,161	40,478	153,646
Restricted stock units	110,414	31,508	117,345	44,012
Performance stock units	53,579	29,815	59,830	26,585
Weighted-average shares of Class A common stock outstanding - diluted	84,065,228	86,955,179	84,232,536	87,083,282
Earnings per share of Class A common stock - basic	$0.69	$0.56	$1.19	$0.95
Earnings per share of Class A common stock - diluted	$0.69	$0.56	$1.19	$0.95
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class B common stock	332,799	729,693	337,295	953,130
Stock options	—	—	—	562
Restricted stock units	248	1,811	165	1,120
Performance stock units	248	592	165	1,165
Total	333,295	732,096	337,625	955,977
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 29.7% and 27.3% for the three months ended June 30, 2025 and 2024, respectively, and 28.8% and 27.8% for the six months ended June 30, 2025 and 2024, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, and an increase of the valuation allowance. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $441,832 and $468,811 as of June 30, 2025 and December 31, 2024, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of June 30, 2025 and December 31, 2024, the total liability related to uncertain tax positions was $351 and $297, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2025 and 2024 were not material.

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
Certain existing holders of Holdings Units exercised their exchange rights and exchanged Holdings Units for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of these exchanges and other activity, the Company recognized deferred tax assets and tax benefit arrangement liabilities, each recorded with offsets to additional paid-in-capital within stockholders’ deficit, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Holding units exchanged	25,713	420,563	25,713	746,636
Net deferred tax assets	$835	$6,538	$901	$13,658
Tax benefit arrangement liabilities(1)	$732	$5,070	$732	$7,765
(1) Represents approximately 85% of the tax benefit generated by TRA Holders who exchanged shares and participate in the tax benefit arrangements.
The Company had a liability of $413,613 and $466,916 as of June 30, 2025 and December 31, 2024, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

Amount
Remainder of 2025	$1,327
2026	53,717
2027	40,985
2028	42,389
2029	44,125
Thereafter	231,070
Total	$413,613
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal 2025. These changes include provisions allowing accelerated tax deductions for qualified property and equipment expenditures. The Company is currently evaluating the impact that the Act will have on our consolidated financial statements.
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
The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Franchise	$119,658	$107,790	$234,838	$211,810
Corporate-owned clubs	138,989	125,466	272,658	247,844
Equipment	82,232	67,685	110,045	89,304
Total revenue	$340,879	$300,941	$617,541	$548,958

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Franchise	$86,502	$77,454	$171,367	$153,592
Corporate-owned clubs	56,598	49,565	102,447	91,963
Equipment	26,435	18,575	33,877	23,373
Segment Adjusted EBITDA	$169,535	$145,594	$307,691	$268,928
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
Franchise Segment	2025	2024	2025	2024
Selling, general and administrative	$8,772	$7,835	$15,985	$14,619
National advertising fund expense	22,777	20,112	44,721	39,904
Cost of revenue	2,231	2,108	3,263	3,270
Other segment expenses, net(1)	(624)	281	(498)	425
Total	$33,156	$30,336	$63,471	$58,218
(1) Other segment expenses, net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Corporate-owned Clubs Segment	2025	2024	2025	2024
Club compensation and payroll(1)	$23,822	$20,824	$47,147	$42,046
Rent & occupancy(1)	30,631	28,676	60,825	56,229
Marketing(1)	9,300	9,616	24,386	25,455
Operational and other(1)	11,258	10,699	22,519	20,194
Selling, general and administrative	2,464	3,979	6,166	7,572
Other segment expenses, net(2)	4,916	2,107	9,168	4,385
Total	$82,391	$75,901	$170,211	$155,881
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

	Three Months Ended June 30,		Six Months Ended June 30,
Equipment Segment	2025	2024	2025	2024
Cost of revenue	$55,425	$48,501	$75,304	$64,672
Other segment expenses, net(1)	372	609	864	1,259
Total	$55,797	$49,110	$76,168	$65,931
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $30,848 and $32,595 during the three months ended June 30, 2025 and 2024, respectively, and $49,905 and $54,554 during the six months ended June 30, 2025 and 2024, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$169,535	$145,594	$307,691	$268,928
Depreciation and amortization	(38,429)	(39,817)	(76,710)	(79,197)
Interest income	5,690	5,616	11,502	11,077
Interest expense	(26,181)	(24,533)	(52,378)	(45,966)
Losses from equity-method investments, net of tax	628	1,216	1,433	2,416
Corporate and other unallocated expenses, net(1)	(27,390)	(18,571)	(48,585)	(37,256)
Income before income taxes	$83,853	$69,505	$142,953	$120,002
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$333,536	$295,054	$603,446	$533,157
Rest of world	7,343	5,887	14,095	15,801
Total revenue	$340,879	$300,941	$617,541	$548,958

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

	June 30, 2025	December 31, 2024
United States	$902,639	$882,022
Rest of world	44,387	21,414
Total long-lived assets, net	$947,026	$903,436

(14) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,461	2,341	2,445	2,319
New clubs opened	20	17	36	40
Clubs debranded, sold, closed or consolidated(1)	(2)	—	(2)	(1)
Clubs operated at end of period	2,479	2,358	2,479	2,358
Corporate-owned clubs:
Clubs operated at beginning of period	280	258	277	256
New clubs opened	3	1	6	3
Clubs operated at end of period	283	259	283	259
Total clubs:
Clubs operated at beginning of period	2,741	2,599	2,722	2,575
New clubs opened	23	18	42	43
Clubs debranded, sold, closed or consolidated(1)	(2)	—	(2)	(1)
Clubs operated at end of period	2,762	2,617	2,762	2,617
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2024 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
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
As of June 30, 2025, we had approximately 20.8 million members and 2,762 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,762 clubs, 2,479 are franchised and 283 are corporate-owned.
As of June 30, 2025, we had contractual commitments to open approximately 850 new clubs.
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

The following table summarizes revenue and Adjusted EBITDA broken out by our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue
Franchise segment	$119,658	$107,790	$234,838	$211,810
Corporate-owned clubs segment	138,989	125,466	272,658	247,844
Equipment segment	82,232	67,685	110,045	89,304
Total revenue	$340,879	$300,941	$617,541	$548,958
Adjusted EBITDA
Franchise segment	$86,502	$77,454	$171,367	$153,592
Corporate-owned clubs segment	56,598	49,565	102,447	91,963
Equipment segment	26,435	18,575	33,877	23,373
Segment Adjusted EBITDA(2)	169,535	145,594	307,691	268,928
Corporate and other Adjusted EBITDA(1)	(21,926)	(18,091)	(43,077)	(35,114)
Adjusted EBITDA(2)	$147,609	$127,503	$264,614	$233,814
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,461	2,341	2,445	2,319
New clubs opened	20	17	36	40
Clubs debranded, sold, closed or consolidated(1)	(2)	—	(2)	(1)
Clubs operated at end of period	2,479	2,358	2,479	2,358
Corporate-owned clubs:
Clubs operated at beginning of period	280	258	277	256
New clubs opened	3	1	6	3
Clubs acquired from franchisees	—	—	—	—
Clubs operated at end of period	283	259	283	259
Total clubs:
Clubs operated at beginning of period	2,741	2,599	2,722	2,575
New clubs opened	23	18	42	43
Clubs debranded, sold, closed or consolidated(1)	(2)	—	(2)	(1)
Clubs operated at end of period	2,762	2,617	2,762	2,617
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

Clubs acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same club sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These clubs are included in the corporate-owned or franchisee-owned same club sales base, as applicable, beginning in the 13th month after the acquisition or sale. These clubs remain in the system-wide same club sales base in all periods. The following table shows our same club sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Same club sales growth:
Franchisee-owned clubs	8.3%	4.3%	7.3%	5.3%
Corporate-owned clubs	7.0%	4.0%	6.1%	5.1%
System-wide clubs	8.2%	4.2%	7.1%	5.2%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,352	2,218	2,352	2,218
Corporate-owned clubs	259	242	259	242
System-wide clubs	2,611	2,465	2,611	2,465
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.4 billion and $1.2 billion during the three months ended June 30, 2025 and 2024, respectively, and $2.7 billion and $2.5 billion for the six months ended June 30, 2025 and 2024, respectively.
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
Reconciliations of Non-GAAP financial measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$58,295	$49,312	$100,374	$84,285
Interest income	(5,690)	(5,616)	(11,502)	(11,077)
Interest expense	26,181	24,533	52,378	45,966
Provision for income taxes	24,930	18,977	41,146	33,301
Depreciation and amortization	38,429	39,817	76,710	79,197
EBITDA	142,145	127,023	259,106	231,672
Severance costs(1)	52	—	649	1,602
Executive transition costs(2)	1,406	1,348	2,447	1,631
Loss on adjustment of allowance for credit losses on held-to-maturity investment	4,311	82	4,603	557
Dividend income on held-to-maturity investment	(578)	(537)	(1,139)	(1,065)
Insurance recovery(3)	—	—	(1,636)	—
Lease closure expenses, net(4)	1,067	—	1,067	—
Tax benefit arrangement remeasurement(5)	(1,210)	(987)	(1,294)	(1,349)
Amortization of basis difference of equity-method investments(6)	240	240	480	469
Other(7)	176	334	331	297
Adjusted EBITDA	$147,609	$127,503	$264,614	$233,814
(1) Represents severance related expenses recorded in connection with a reduction in force during the six months ended June 30, 2025 and 2024.
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
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
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

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$58,295	$49,312	$100,374	$84,285
Provision for income taxes	24,930	18,977	41,146	33,301
Severance costs(1)	52	—	649	1,602
Executive transition costs(2)	1,406	1,348	2,447	1,631
Loss on adjustment of allowance for credit losses on held-to-maturity investment	4,311	82	4,603	557
Dividend income on held-to-maturity investment	(578)	(537)	(1,139)	(1,065)
Insurance recovery(3)	—	—	(1,636)	—
Lease closure expenses, net(4)	1,067	—	1,067	—
Tax benefit arrangement remeasurement(5)	(1,210)	(987)	(1,294)	(1,349)
Amortization of basis difference of equity-method investments(6)	240	240	480	469
Loss on extinguishment of debt(7)	—	2,285	—	2,285
Other(8)	176	334	331	297
Purchase accounting amortization(9)	9,178	12,758	18,356	25,515
Adjusted income before income taxes	97,867	83,812	165,384	147,528
Adjusted income taxes(10)	25,299	21,645	42,752	38,101
Adjusted net income	$72,568	$62,167	$122,632	$109,427
Adjusted net income per share, diluted	$0.86	$0.71	$1.45	$1.24
Adjusted weighted-average shares outstanding, diluted(11)	84,398	87,685	84,570	88,036
(1) Represents severance related expenses recorded in connection with a reduction in force during the six months ended June 30, 2025 and 2024.
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
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents gains related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(7) Represents the write-off of deferred financing costs associated with the repayment of the 2018-1 Class A-2-II notes prior to the anticipated repayment date.
(8) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(9) Includes $3.1 million and $6.2 million for the three and six months ended June 30, 2024, respectively, of amortization for intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases. During the fourth quarter of 2024, the intangible assets recorded in connection with the 2012 Acquisition became fully amortized. Also includes $9.2 million and $9.7 million for the three months ended June 30, 2025 and 2024, respectively, and $18.4 million and $19.3 million for the six months ended June 30, 2025 and 2024, respectively, of amortization for intangible assets created in connection with historical acquisitions of franchisee-owned clubs. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(10) Represents corporate income taxes at an assumed effective tax rate of 25.9% for both the three and six months ended June 30, 2025 and 25.8% for both the three and six months ended June 30, 2024 applied to adjusted income before income taxes.
(11) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$58,019	84,065	$0.69	$48,640	86,955	$0.56
Net income attributable to non-controlling interests(2)	276	333		672	730
Net income	58,295			49,312
Adjustments to arrive at adjusted income before income taxes(3)	39,572			34,500
Adjusted income before income taxes	97,867			83,812
Adjusted income taxes(4)	25,299			21,645
Adjusted net income	$72,568	84,398	$0.86	$62,167	87,685	$0.71

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$99,886	84,233	$1.19	$82,949	87,083	$0.95
Net income attributable to non-controlling interests(2)	488	337		1,336	953
Net income	100,374			84,285
Adjustments to arrive at adjusted income before income taxes(3)	65,010			63,243
Adjusted income before income taxes	165,384			147,528
Adjusted income taxes(4)	42,752			38,101
Adjusted net income	$122,632	84,570	$1.45	$109,427	88,036	$1.24
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.9% for both the three and six months ended June 30, 2025 and 25.8% for both the three and six months ended June 30, 2024 applied to adjusted income before income taxes.

Results of operations
Comparison of the three months ended June 30, 2025 and three months ended June 30, 2024
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	2025		2024
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$96,877	28.4%	$87,676	29.1%
National advertising fund revenue	22,781	6.7%	20,114	6.7%
Franchise segment	119,658	35.1%	107,790	35.8%
Corporate-owned clubs	138,989	40.8%	125,466	41.7%
Equipment	82,232	24.1%	67,685	22.5%
Total revenue	340,879	100.0%	300,941	100.0%
Operating costs and expenses:
Cost of revenue	59,423	17.4%	51,934	17.3%
Club operations	77,437	22.7%	70,152	23.3%
Selling, general and administrative	35,511	10.4%	31,613	10.5%
National advertising fund expense	22,777	6.7%	20,112	6.7%
Depreciation and amortization	38,429	11.3%	39,817	13.2%
Other losses (gains), net	4,900	1.4%	(66)	—%
Total operating costs and expenses	238,477	69.9%	213,562	71.0%
Income from operations	102,402	30.1%	87,379	29.0%
Other income (expense), net:
Interest income	5,690	1.7%	5,616	1.9%
Interest expense	(26,181)	(7.7)%	(24,533)	(8.2)%
Other income, net	1,942	0.6%	1,043	0.3%
Total other expense, net	(18,549)	(5.4)%	(17,874)	(6.0)%
Income before income taxes	83,853	24.7%	69,505	23.0%
Provision for income taxes	24,930	7.3%	18,977	6.3%
Losses from equity-method investments, net of tax	(628)	(0.2)%	(1,216)	(0.4)%
Net income	58,295	17.2%	49,312	16.3%
Less net income attributable to non-controlling interests	276	0.1%	672	0.2%
Net income attributable to Planet Fitness, Inc.	$58,019	17.1%	$48,640	16.1%
Revenue
Total revenue was $340.9 million for the three months ended June 30, 2025, compared to $300.9 million for three months ended June 30, 2024, an increase of $39.9 million, or 13.3%.
Franchise segment revenue was $119.7 million for the three months ended June 30, 2025, compared to $107.8 million for three months ended June 30, 2024, an increase of $11.9 million, or 11.0%.

Franchise revenue was $96.9 million for the three months ended June 30, 2025, compared to $87.7 million for the three months ended June 30, 2024, an increase of $9.2 million, or 10.5%. Included in franchise revenue are the following:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Royalty revenue	$81,134	$73,095	$8,039	11.0%
Franchise and other fees	9,634	8,097	1,537	19.0%
Placement revenue	6,109	5,415	694	12.8%
HVAC revenue	—	1,069	(1,069)	(100.0)%
Total franchise revenue	$96,877	$87,676	$9,201	10.5%
Of the $8.0 million increase in royalty revenue, $5.0 million was attributable to a franchise same club sales increase of 8.3%, $1.6 million was attributable to new clubs opened since April 1, 2024 before moving into the same club sales base and $1.4 million was from higher royalties on annual fees. The $1.5 million increase in franchise and other fees was primarily attributable to higher join fees and the $0.7 million increase in placement revenue was primarily driven by higher replacement equipment placements. Also impacting franchise revenue was a $1.1 million decrease in revenue associated with the sale of HVAC units to franchisees.
National advertising fund revenue was $22.8 million for the three months ended June 30, 2025, compared to $20.1 million for the three months ended June 30, 2024, an increase of $2.7 million, or 13.3%. This increase was primarily attributable to $2.0 million from higher same club sales and new clubs opened since April 1, 2024 and $0.7 million from the collection of national advertising fund revenue on annual fees billed to members.
Corporate-owned clubs segment revenue was $139.0 million for the three months ended June 30, 2025, compared to $125.5 million for the three months ended June 30, 2024, an increase of $13.5 million, or 10.8%. This increase was primarily attributable to $8.1 million from the corporate-owned clubs included in the same club sales base, of which $5.6 million was attributable to a same club sales increase of 7.0%, $0.8 million was attributable to higher annual fee revenue and $1.7 million was attributable to other fees. Additionally, $5.4 million was from new clubs opened since April 1, 2024 before moving into the same club sales base.
Equipment segment revenue was $82.2 million for the three months ended June 30, 2025, compared to $67.7 million for the three months ended June 30, 2024, an increase of $14.5 million, or 21.5%. This increase was primarily attributable to $14.3 million of higher revenue from equipment sales to existing franchisee-owned clubs and $0.3 million of higher revenue from equipment sales to new franchisee-owned clubs. In the three months ended June 30, 2025, we had equipment sales to 19 new franchisee-owned clubs compared to 18 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $59.4 million for the three months ended June 30, 2025, compared to $51.9 million for the three months ended June 30, 2024, an increase of $7.5 million, or 14.4%. This increase was primarily attributable to higher equipment sales to existing franchisee-owned clubs and lower costs associated with the sale of HVAC units to franchisees, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $77.4 million for the three months ended June 30, 2025, compared to $70.2 million for the three months ended June 30, 2024, an increase of $7.3 million, or 10.4%. This increase was primarily attributable to $1.9 million from clubs included in our same club sales base as a result of higher payroll, rent and occupancy related expenses and $5.4 million from new clubs opened since April 1, 2024 before moving into the same club sales base, of which $2.3 million was attributable to the eight clubs open and operating in Spain.
Selling, general and administrative
Selling, general and administrative expenses were $35.5 million for the three months ended June 30, 2025, compared to $31.6 million for the three months ended June 30, 2024, an increase of $3.9 million, or 12.3%. This increase was primarily attributable to $3.8 million of higher payroll costs, of which $1.6 million was related to stock-based compensation expense.
National advertising fund expense
National advertising fund expense was $22.8 million for the three months ended June 30, 2025, compared to $20.1 million for the three months ended June 30, 2024, an increase of $2.7 million, or 13.3%. This increase was primarily attributable to higher advertising and marketing expenditures due to higher national advertising revenue as described above.

Depreciation and amortization
Depreciation and amortization expense was $38.4 million for the three months ended June 30, 2025, compared to $39.8 million for the three months ended June 30, 2024, a decrease of $1.4 million, or 3.5%. This decrease was primarily attributable to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the fourth quarter of 2024, partially offset by an increase in depreciation expense primarily from new clubs opened since April 1, 2024.
Other gains (losses), net
Other gains (losses), net was a $4.9 million loss for the three months ended June 30, 2025, compared to a $0.1 million gain for the three months ended June 30, 2024. This increase in other losses was primarily attributable to the Company’s allowance for expected credit losses on its held-to-maturity debt security and the closure of its Florida Corporate Support Center located in Orlando, Florida.
Interest income
Interest income was $5.7 million for the three months ended June 30, 2025, compared to $5.6 million for the three months ended June 30, 2024, an increase of $0.1 million, or 1.3%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $26.2 million for the three months ended June 30, 2025, compared to $24.5 million for the three months ended June 30, 2024, an increase of $1.6 million, or 6.7%. This increase was primarily attributable to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the Company’s fixed rate senior secured notes in June 2024, partially offset by the write-off of deferred financing costs associated with the prepayment of the Company’s fixed rate senior secured notes issued in August 2018, in the prior year period.
Other income, net
Other income, net was $1.9 million for the three months ended June 30, 2025, compared to $1.0 million for the three months ended June 30, 2024.
Provision for income taxes
Income tax expense was $24.9 million for the three months ended June 30, 2025, compared to $19.0 million for the three months ended June 30, 2024, an increase of $6.0 million, or 31.4%. This increase is primarily attributable to our higher income before taxes in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, as well as a higher effective tax rate.
The Company’s effective tax rate was 29.7% for the three months ended June 30, 2025, compared to 27.3% in the prior year period. The increase in the effective income tax rate was primarily due to non-deductible compensation and remeasurement of deferred tax assets.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $86.5 million for the three months ended June 30, 2025, compared to $77.5 million for the three months ended June 30, 2024, an increase of $9.0 million, or 11.7%. This increase was primarily attributable to higher franchise and NAF revenue of $9.2 million and $2.7 million, respectively, as described above, partially offset by $2.7 million of higher NAF expense.
Corporate-owned clubs
Corporate-owned clubs Segment EBITDA was $56.6 million for the three months ended June 30, 2025, compared to $49.6 million for the three months ended June 30, 2024, an increase of $7.0 million, or 14.2%. This increase was primarily attributable to $5.8 million from the corporate-owned same clubs sales increase of 7.0% and $1.5 million of lower selling, general and administrative expenses. This increase was partially offset by $1.0 million of lower Adjusted EBITDA from the eight clubs open and operating in Spain, all of which are yet to be included in the same club sales base.
Equipment
Equipment Segment EBITDA was $26.4 million for the three months ended June 30, 2025, compared to $18.6 million for the three months ended June 30, 2024, an increase of $7.9 million, or 42.3%. This increase was primarily attributable to higher equipment sales to new and existing franchisee-owned clubs, as described above, and higher margin equipment sales related to an updated equipment mix as a result of the adoption of the franchise growth model.

Comparison of the six months ended June 30, 2025 and six months ended June 30, 2024
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	2025		2024
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$190,117	30.8%	$171,910	31.3%
National advertising fund revenue	44,721	7.2%	39,900	7.3%
Franchise segment	234,838	38.0%	211,810	38.6%
Corporate-owned clubs	272,658	44.2%	247,844	45.1%
Equipment	110,045	17.8%	89,304	16.3%
Total revenue	617,541	100.0%	548,958	100.0%
Operating costs and expenses:
Cost of revenue	81,908	13.3%	70,927	12.9%
Club operations	159,117	25.8%	144,505	26.3%
Selling, general and administrative	69,818	11.3%	60,806	11.1%
National advertising fund expense	44,721	7.2%	39,904	7.3%
Depreciation and amortization	76,710	12.4%	79,197	14.4%
Other losses, net	3,663	0.6%	418	0.1%
Total operating costs and expenses	435,937	70.6%	395,757	72.1%
Income from operations	181,604	29.4%	153,201	27.9%
Other income (expense), net:
Interest income	11,502	1.9%	11,077	2.0%
Interest expense	(52,378)	(8.5)%	(45,966)	(8.4)%
Other income, net	2,225	0.4%	1,690	0.3%
Total other expense, net	(38,651)	(6.3)%	(33,199)	(6.0)%
Income before income taxes	142,953	23.1%	120,002	21.9%
Provision for income taxes	41,146	6.7%	33,301	6.1%
Losses from equity-method investments, net of tax	(1,433)	(0.2)%	(2,416)	(0.4)%
Net income	100,374	16.3%	84,285	15.4%
Less net income attributable to non-controlling interests	488	0.1%	1,336	0.2%
Net income attributable to Planet Fitness, Inc.	$99,886	16.2%	$82,949	15.1%
Revenue
Total revenue was $617.5 million for the six months ended June 30, 2025, compared to $549.0 million for six months ended June 30, 2024, an increase of $68.6 million, or 12.5%.
Franchise segment revenue was $234.8 million for the six months ended June 30, 2025, compared to $211.8 million for six months ended June 30, 2024, an increase of $23.0 million, or 10.9%.

Franchise revenue was $190.1 million for the six months ended June 30, 2025, compared to $171.9 million for the six months ended June 30, 2024, an increase of $18.2 million, or 10.6%. Included in franchise revenue are the following:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Royalty revenue	$159,411	$145,406	$14,005	9.6%
Franchise and other fees	22,088	17,673	4,415	25.0%
Placement revenue	8,435	7,252	1,183	16.3%
HVAC revenue	183	1,579	(1,396)	(88.4)%
Total franchise revenue	$190,117	$171,910	$18,207	10.6%
Of the $14.0 million increase in royalty revenue, $8.6 million was attributable to a franchise same club sales increase of 7.3%, $3.0 million was attributable to new clubs opened since January 1, 2024 before moving into the same club sales base and $2.4 million was from higher royalties on annual fees. The $4.4 million increase in franchise and other fees were primarily attributable to higher join fees and PF Perks revenue and the $1.2 million increase in placement revenue was primarily driven by higher replacement equipment placements. Also impacting franchise revenue was a $1.4 million decrease in revenue associated with the sale of HVAC units to franchisees.
National advertising fund revenue was $44.7 million for the six months ended June 30, 2025, compared to $39.9 million for the six months ended June 30, 2024, an increase of $4.8 million, or 12.1%. This increase was primarily attributable to $3.6 million from higher same club sales and new clubs opened since January 1, 2024 and $1.3 million from the collection of national advertising fund revenue on annual fees billed to new members.
Corporate-owned clubs segment revenue was $272.7 million for the six months ended June 30, 2025, compared to $247.8 million for the six months ended June 30, 2024, an increase of $24.8 million, or 10.0%. This increase was primarily attributable to $14.6 million from the corporate-owned clubs in the same club sales base, of which $10.2 million was attributable to a same club sales increase of 6.1%, $2.3 million was attributable to higher annual fee revenue and $2.1 million was attributable to other fees. Additionally, $10.2 million was from new clubs opened since January 1, 2024 before moving into the same club sales base.
Equipment segment revenue was $110.0 million for the six months ended June 30, 2025, compared to $89.3 million for the six months ended June 30, 2024, an increase of $20.7 million, or 23.2%. This increase was primarily attributable to $23.2 million of higher revenue from equipment sales to existing franchisee-owned clubs, partially offset by $2.5 million of lower revenue from equipment sales to new franchisee-owned clubs. In the six months ended June 30, 2025, we had equipment sales to 29 new franchisee-owned clubs compared to 32 in the six months ended June 30, 2024.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $81.9 million for the six months ended June 30, 2025, compared to $70.9 million for the six months ended June 30, 2024, an increase of $11.0 million, or 15.5%. This increase was primarily attributable to higher equipment sales to existing franchisee-owned clubs, partially offset by lower equipment sales to new franchisee-owned clubs and lower costs associated with the sale of HVAC units to franchisees, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $159.1 million for the six months ended June 30, 2025, compared to $144.5 million for the six months ended June 30, 2024, an increase of $14.6 million, or 10.1%. This increase was primarily attributable to $4.1 million from clubs included in our same club sales base as a result of higher payroll, rent and occupancy, and other operational expenses and $10.5 million from new clubs opened since January 1, 2024 before moving into the same club sales base, of which $4.0 million was attributable to the eight clubs open and operating in Spain.
Selling, general and administrative
Selling, general and administrative expenses were $69.8 million for the six months ended June 30, 2025, compared to $60.8 million for the six months ended June 30, 2024, an increase of $9.0 million, or 14.8%. This increase was primarily attributable to $6.6 million of higher payroll costs, of which $3.3 million was related to stock-based compensation expense, and $1.7 million of higher costs relating to professional and consulting fees and travel expenses.
National advertising fund expense
National advertising fund expense was $44.7 million for the six months ended June 30, 2025, compared to $39.9 million for the six months ended June 30, 2024, an increase of $4.8 million, or 12.1%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.

Depreciation and amortization
Depreciation and amortization expense was $76.7 million for the six months ended June 30, 2025, compared to $79.2 million for the six months ended June 30, 2024, a decrease of $2.5 million, or 3.1%. This decrease was primarily attributable to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the fourth quarter of 2024, partially offset by an increase in depreciation expense primarily from new clubs opened since January 1, 2024.
Other losses, net
Other losses, net was $3.7 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024. This increase was primarily attributable to the Company’s allowance for expected credit losses on its held-to-maturity debt security and closure of its Florida Corporate Support Center located in Orlando, Florida.
Interest income
Interest income was $11.5 million for the six months ended June 30, 2025, compared to $11.1 million for the six months ended June 30, 2024, an increase of $0.4 million, or 3.8%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $52.4 million for the six months ended June 30, 2025, compared to $46.0 million for the six months ended June 30, 2024, an increase of $6.4 million, or 13.9%. This increase was primarily attributable to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the Company’s fixed rate senior secured notes in June 2024, partially offset from the write-off of deferred financing costs associated with the prepayment of the Company’s fixed rate senior secured notes issued August 2018, in the prior year period.
Other income, net
Other income, net was $2.2 million for the six months ended June 30, 2025, compared to $1.7 million for the six months ended June 30, 2024.
Provision for income taxes
Income tax expense was $41.1 million for the six months ended June 30, 2025, compared to $33.3 million for the six months ended June 30, 2024, an increase of $7.8 million, or 23.6%. This increase is primarily attributable to our higher income before taxes in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, as well as changes in our effective tax rate.
The Company’s effective tax rate was 28.8% for the six months ended June 30, 2025, compared to 27.8% in the prior year period. The increase in the effective income tax rate was primarily due to non-deductible compensation and remeasurement of deferred tax assets.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $171.4 million for the six months ended June 30, 2025, compared to $153.6 million for the six months ended June 30, 2024, an increase of $17.8 million, or 11.6%. This increase was primarily attributable to higher franchise and NAF revenue of $18.2 million and $4.8 million, respectively, as described above, and higher other income, net of $0.9 million, partially offset by $4.8 million of higher NAF expense and $1.4 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $102.4 million for the six months ended June 30, 2025, compared to $92.0 million for the six months ended June 30, 2024, an increase of $10.5 million, or 11.4%. This increase was primarily attributable to $10.1 million from the corporate-owned same club sales increase of 6.1%, $1.4 million from new clubs opened since January 1, 2024 before moving into the same club sales base and $1.4 million of lower selling, general and administrative expenses. This increase was partially offset by $2.2 million of lower Adjusted EBITDA from the eight clubs open and operating in Spain, all of which are yet to be included in the same club sales base.

Equipment
Equipment Segment Adjusted EBITDA was $33.9 million for the six months ended June 30, 2025, compared to $23.4 million for the six months ended June 30, 2024, an increase of $10.5 million, or 44.9%. This increase was primarily attributable to higher equipment sales to existing franchisee-owned clubs, as described above, and higher margin equipment sales related to an updated equipment mix as a result of the adoption of the franchise growth model.
Liquidity and capital resources
As of June 30, 2025, we had $335.7 million of cash and cash equivalents, $107.0 million of short-term marketable securities, $83.3 million of long-term marketable securities and $56.5 million of restricted cash.
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
Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$177,894	$167,948
Investing activities	(70,962)	(90,436)
Financing activities	(66,089)	(103,693)
Effect of foreign exchange rates on cash	1,658	(1,179)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,501	$(27,360)
Operating activities
Net cash provided by operating activities of $177.9 million for the six months ended June 30, 2025 was primarily attributable to $100.4 million of net income and $114.6 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, stock-based compensation expense, amortization of deferred financing costs and other adjustments and a $37.1 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the period, an increase in restricted assets for the NAF, an increase in other assets and other current assets, and a decrease in income taxes payable. The working capital cash outflow was partially offset by an increase in deferred revenue primarily from increased annual billing and NAF revenue, an increase in lease liabilities primarily from new corporate-owned clubs in 2025, an increase in equipment deposits and a decrease in accounts receivable primarily from collections in 2025.
Net cash provided by operating activities of $167.9 million for the six months ended June 30, 2024 was primarily attributable to $84.3 million of net income and $113.7 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, stock-based compensation expense, amortization of deferred financing costs, loss on extinguishment of debt and other adjustments, partially offset by a $30.0 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the period, an increase in restricted assets for the NAF, and an increase in other assets and other current assets primarily from other receivables and general prepaid expenses. The working capital cash outflow was partially offset by an increase in deferred revenue primarily from increased annual fee revenue.

Investing activities
For the six months ended June 30, 2025, net cash used in investing activities was $71.0 million compared to $90.4 million in the six months ended June 30, 2024, a decrease of $19.5 million. This decrease was primarily attributable to maturities of marketable securities, net of purchases of $16.1 million, lower capital expenditures of $5.5 million and insurance proceeds of $2.1 million, partially offset by the issuance of a note receivable to a related party of $2.6 million and higher cash used for acquisitions and other investments of $1.5 million. Capital expenditures for the six months ended June 30, 2025 and 2024 were as follows:
Capital expenditures were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
New corporate-owned clubs	$19,870	$21,218
Existing corporate-owned clubs	30,035	33,336
Information systems	7,766	8,637
Corporate and all other	1,130	1,154
Total capital expenditures	$58,801	$64,345
Financing activities
For the six months ended June 30, 2025, net cash used in financing activities was $66.1 million compared to $103.7 million in the six months ended June 30, 2024, a decrease of $37.6 million. This decrease was primarily attributable to a $248.1 million decrease in cash used for share repurchases in the current year partially offset by a $199.8 million decrease in net cash provided from long-term debt from the prior year, consisting of $800.0 million of borrowings, $588.2 million of principal payments and $12.1 million of deferred financing costs incurred and an $8.6 million decrease in cash provided by the proceeds from the issuance of Class A common stock, which was primarily a result of the exercise of stock options in the prior year period.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022, the Master Issuer issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of 2022 variable funding notes, including a letter of credit facility. The 2022 variable funding notes are undrawn as of June 30, 2025.
There were no material changes to the terms of any debt obligations in the six months ended June 30, 2025. The Company was in compliance with its debt covenants as of June 30, 2025. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of June 30, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $4.1 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of June 30, 2025 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended June 30, 2025. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s exposure to market risk.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2025.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
4/30/2025	—	—	—	$450,000,091
5/31/2025	12,639	93.92	12,639	$448,812,985
6/30/2025	8,880	99.96	8,880	$447,925,305
Total	21,519	$96.42	21,519
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

3.1	Planet Fitness, Inc. Second Restated Certificate of Incorporation		8-K	001-37534	3.1	12-May-25

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: August 7, 2025	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)