Form 10-Q
period 2025-09-30
Planet Fitness, Inc.
filed 2025-11-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2025 there were 82,983,165 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 316,128 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$329,020	$293,150
Restricted cash	56,388	56,524
Short-term marketable securities	114,363	114,163
Accounts receivable, net of allowances for uncollectible amounts of $33 and $30 as of September 30, 2025 and December 31, 2024, respectively	70,425	77,145
Inventory	6,982	6,146
Prepaid expenses	23,176	21,499
Other receivables	15,650	16,776
Income tax receivable and prepayments	9,646	2,616
Total current assets	625,650	588,019
Long-term marketable securities	78,177	65,668
Investments, net of allowance for expected credit losses of $23,923 and $18,834 as of September 30, 2025 and December 31, 2024, respectively	70,431	75,650
Property and equipment, net of accumulated depreciation of $430,141 and $370,118, as of September 30, 2025 and December 31, 2024, respectively	448,324	423,991
Right-of-use assets, net	403,314	395,174
Intangible assets, net	295,587	323,318
Goodwill	710,571	720,633
Deferred income taxes	415,673	470,197
Other assets, net	10,482	7,058
Total assets	$3,058,209	$3,069,708
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$22,500	$22,500
Accounts payable	48,013	32,887
Accrued expenses	61,159	67,895
Equipment deposits	11,177	1,851
Restricted liabilities - national advertising fund	2,613	—
Deferred revenue, current	65,219	62,111
Payable pursuant to tax benefit arrangements, current	49,672	55,556
Other current liabilities	40,091	39,695
Total current liabilities	300,444	282,495
Long-term debt, net of current maturities	2,135,129	2,148,029
Lease liabilities, net of current portion	417,624	405,324
Deferred revenue, net of current portion	30,167	31,990
Deferred tax liabilities	620	1,386
Payable pursuant to tax benefit arrangements, net of current portion	363,429	411,360
Other liabilities	5,153	4,497
Total noncurrent liabilities	2,952,122	3,002,586
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 82,982 and 84,323 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	9
Class B common stock, $0.0001 par value, 100,000 shares authorized, 316 and 342 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive income (loss)	1,121	(2,348)
Additional paid in capital	618,939	609,115
Accumulated deficit	(814,832)	(822,156)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(194,763)	(215,380)
Non-controlling interests	406	7
Total stockholders’ deficit	(194,357)	(215,373)
Total liabilities and stockholders’ equity	$3,058,209	$3,069,708
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue:
Franchise	$92,245	$82,873	$282,362	$254,783
National advertising fund revenue	21,430	19,542	66,151	59,442
Corporate-owned clubs	137,833	128,132	410,491	375,976
Equipment	78,837	61,699	188,882	151,003
Total revenue	330,345	292,246	947,886	841,204
Operating costs and expenses:
Cost of revenue	58,155	45,701	140,063	116,628
Club operations	79,792	71,614	238,909	216,119
Selling, general and administrative	30,525	32,647	100,343	93,453
National advertising fund expense	21,429	19,720	66,150	59,624
Depreciation and amortization	39,108	41,033	115,818	120,230
Other (gain) loss, net	(5,732)	280	(2,069)	698
Total operating costs and expenses	223,277	210,995	659,214	606,752
Income from operations	107,068	81,251	288,672	234,452
Other income (expense), net:
Interest income	5,936	5,610	17,438	16,687
Interest expense	(26,342)	(26,603)	(78,720)	(72,569)
Other income (expense), net	1,067	(558)	3,292	1,132
Total other (expense), net	(19,339)	(21,551)	(57,990)	(54,750)
Income before income taxes	87,729	59,700	230,682	179,702
Provision for income taxes	27,974	16,523	69,120	49,824
Loss from equity-method investments, net of tax	(572)	(782)	(2,005)	(3,198)
Net income	59,183	42,395	159,557	126,680
Less: net income attributable to non-controlling interests	354	386	842	1,722
Net income attributable to Planet Fitness, Inc.	$58,829	$42,009	$158,715	$124,958
Net income per share of Class A common stock:
Basic	$0.70	$0.50	$1.89	$1.45
Diluted	$0.70	$0.50	$1.89	$1.45
Weighted-average shares of Class A common stock outstanding:
Basic	83,517	84,570	83,847	86,090
Diluted	83,717	84,728	84,055	86,289
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income including non-controlling interests	$59,183	$42,395	$159,557	$126,680
Other comprehensive income, net
Foreign currency translation adjustments	(59)	286	3,187	(403)
Unrealized gain on marketable securities, net of tax	170	1,030	282	451
Total other comprehensive income, net	111	1,316	3,469	48
Total comprehensive income including non-controlling interests	59,294	43,711	163,026	126,728
Less: total comprehensive income attributable to non-controlling interests	354	386	842	1,722
Total comprehensive income attributable to Planet Fitness, Inc.	$58,940	$43,325	$162,184	$125,006
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$159,557	$126,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,818	120,230
Equity-based compensation expense	9,132	5,965
Deferred tax expense	54,408	40,077
Amortization of deferred financing costs	3,975	3,984
Loss on extinguishment of debt	—	2,285
Accretion of marketable securities discount	(1,109)	(2,658)
Losses from equity-method investments, net of tax	2,005	3,198
Dividends accrued on held-to-maturity investment	(1,733)	(1,618)
Credit loss on held-to-maturity investment	5,089	849
Gain on re-measurement of tax benefit arrangement liability	(1,769)	(774)
Gain on sale of corporate-owned clubs	(6,443)	—
Gain on insurance proceeds	(1,461)	—
Other	(150)	538
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,484	(7,443)
Inventory	(836)	(201)
Other assets and other current assets	1,581	1,735
Restricted assets - national advertising fund	2,613	(368)
Accounts payable and accrued expenses	(3,728)	8,818
Other liabilities and other current liabilities	327	(741)
Income taxes	(5,119)	(1,553)
Payments pursuant to tax benefit arrangements	(52,778)	(28,786)
Equipment deposits	9,324	5,835
Deferred revenue	3,862	9,552
Leases	9,312	9,138
Net cash provided by operating activities	309,361	294,742
Cash flows from investing activities:
Additions to property and equipment	(113,577)	(112,968)
Insurance proceeds for property and equipment	2,053	—
Payment of deferred consideration for acquired clubs	(1,524)	—
Proceeds from sale of corporate-owned clubs	21,626	—
Purchases of marketable securities	(118,401)	(116,833)
Maturities of marketable securities	106,309	80,922
Issuance of note receivable, related party	(2,639)	—
Other investing activity	112	568
Net cash used in investing activities	(106,041)	(148,311)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800,000
Repayment of long-term debt	(16,875)	(603,063)
Payment of deferred financing and other debt-related costs	—	(12,055)
Proceeds from issuance of Class A common stock	1,478	17,221
Repurchase and retirement of Class A common stock	(150,026)	(300,205)
Principal payments on capital lease obligations	(93)	(100)
Payment of share repurchase excise tax	(2,549)	—
Distributions paid to members of Pla-Fit Holdings	(1,521)	(3,345)
Net cash used in financing activities	(169,586)	(101,547)
Effects of exchange rate changes on cash and cash equivalents	2,000	(456)
Net increase in cash, cash equivalents and restricted cash	35,734	44,428
Cash, cash equivalents and restricted cash, beginning of period	349,674	322,121
Cash, cash equivalents and restricted cash, end of period	$385,408	$366,549
Supplemental cash flow information:
Cash paid for interest	$75,004	$53,718
Net cash paid for income taxes	$19,414	$11,248
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$22,159	$18,446
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	84,323	$9	342	$—	$(2,348)	$609,115	$(822,156)	$7	$(215,373)
Net income	—	—	—	—	—	—	158,715	842	159,557
Equity-based compensation expense	—	—	—	—	—	9,132	—	—	9,132
Repurchase and retirement of Class A common stock	(1,502)	—	—	—	—	(1,015)	(151,391)	1,015	(151,391)
Exchanges of Class B common stock and other adjustments	26	—	(26)	—	—	(63)	—	63	—
Issuance of shares under equity-based compensation plans	135	—	—	—	—	1,601	—	—	1,601
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	169	—	—	169
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,521)	(1,521)
Other comprehensive income	—	—	—	—	3,469	—	—	—	3,469
Balance at September 30, 2025	82,982	$9	316	$—	$1,121	$618,939	$(814,832)	$406	$(194,357)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	86,760	$9	1,397	$—	$172	$575,631	$(691,461)	$(3,342)	$(118,991)
Net income	—	—	—	—	—	—	124,958	1,722	126,680
Equity-based compensation expense	—	—	—	—	—	5,965	—	—	5,965
Repurchase and retirement of Class A common stock	(4,073)	—	—	—	—	2,363	(302,806)	(2,363)	(302,806)
Exchanges of Class B common stock and other adjustments	909	—	(909)	—	—	(5,336)	—	5,336	—
Issuance of shares under equity-based compensation plans	508	—	—	—	—	17,366	—	—	17,366
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,259	—	—	6,259
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(3,345)	(3,345)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive income	—	—	—	—	48	—	—	—	48
Balance at September 30, 2024	84,104	$9	488	$—	$220	$602,948	$(869,309)	$(982)	$(267,114)

	Class A common stock		Class B common stock		Accumulated other comprehensive income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	83,907	$9	316	$—	$1,010	$615,040	$(774,753)	$413	$(158,281)
Net income	—	—	—	—	—	—	58,829	354	59,183
Equity-based compensation expense	—	—	—	—	—	2,994	—	—	2,994
Repurchase and retirement of Class A common stock	(936)	—	—	—	—	171	(98,908)	(171)	(98,908)
Issuance of shares under equity-based compensation plans	11	—	—	—	—	734	—	—	734
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(190)	(190)
Other comprehensive income	—	—	—	—	111	—	—	—	111
Balance at September 30, 2025	82,982	$9	316	$—	$1,121	$618,939	$(814,832)	$406	$(194,357)

	Class A common stock		Class B common stock		Accumulated other comprehensive (loss) income	Additional paid- in capital	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2024	84,496	$9	650	$—	$(1,096)	$594,049	$(910,626)	$(2,166)	$(319,830)
Net income	—	—	—	—	—	—	42,009	386	42,395
Equity-based compensation expense	—	—	—	—	—	3,118	—	—	3,118
Repurchase and retirement of Class A common stock	(669)	—	—	—	—	—	(692)	—	(692)
Exchanges of Class B common stock and other adjustments	162	—	(162)	—	—	(2,411)	—	2,411	—
Issuance of shares under equity-based compensation plans	115	—	—	—	—	7,826	—	—	7,826
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	366	—	—	366
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,613)	(1,613)
Other comprehensive income	—	—	—	—	1,316	—	—	—	1,316
Balance at September 30, 2024	84,104	$9	488	$—	$220	$602,948	$(869,309)	$(982)	$(267,114)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 20.7 million members and 2,795 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of September 30, 2025.
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
As of September 30, 2025, the Company held 100.0% of the voting interest and approximately 99.6% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.

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
Planet Fitness NAF, LLC (the “national advertising fund” or “NAF”) is an advertising fund and is considered a variable interest entity. The results of the NAF are consolidated within these financial statements based on the determination that the Company is the primary beneficiary of the NAF. On behalf of the Company, the NAF along with the Canadian Advertising Fund (“CAF” and collectively with the NAF, the “NAFs”) collect 2% annually of gross monthly and annual membership dues from franchisees, in accordance with the provisions of the franchise agreements, and uses the amounts received to increase sales and further enhance the public reputation of the Planet Fitness brand.
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. The Company’s significant interim accounting policies include

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.
(b) Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the condensed consolidated financial statements include revenue recognition, valuation of assets and liabilities acquired in business combinations, the evaluation of the recoverability of goodwill and long-lived assets, including intangible assets, allowance for expected credit losses, the present value of lease liabilities, income taxes, including deferred tax assets and liabilities, and the liability for the Company’s tax benefit arrangements.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 3 for investments that are measured at fair value on a recurring basis and Note 6 for liabilities held at carrying value on the condensed consolidated balance sheet.
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
The FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, in September 2025. The standard modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. The new standard is effective for fiscal years beginning after December 15, 2027 and can be applied using a prospective, retrospective, or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption on our consolidated financial statements and disclosures.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of September 30, 2025, the marketable securities had maturity dates that range from less than one month to approximately 22 months. Realized gains and losses were insignificant for the three and nine months ended September 30, 2025 and 2024.

	Amortized Cost	Unrealized (Losses) Gains, Net	Fair Value(1)	Level 1	Level 2
September 30, 2025
Cash equivalents
Money market funds	$687	$—	$687	$687	$—
Total cash equivalents	687	—	687	687	—
Short-term marketable securities
Commercial paper	10,860	(2)	10,858	—	10,858
Corporate debt securities	102,573	174	102,747	—	102,747
U.S. government agency securities	758	—	758	—	758
Total short-term marketable securities	114,191	172	114,363	—	114,363
Long-term marketable securities
Corporate debt securities	74,181	251	74,432	—	74,432
U.S. government agency securities	3,750	(5)	3,745	—	3,745
Total long-term marketable securities	77,931	246	78,177	—	78,177
Total cash equivalents and marketable securities	$192,809	$418	$193,227	$687	$192,540

	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
December 31, 2024
Cash equivalents
Money market funds	$236	$—	$236	$236	$—
Commercial paper	3,996	—	3,996	—	3,996
U.S. treasury securities	2,650	—	2,650	—	2,650
Total cash equivalents	6,882	—	6,882	236	6,646
Short-term marketable securities
Commercial paper	9,082	10	9,092	—	9,092
Corporate debt securities	98,915	181	99,096	—	99,096
U.S. treasury securities	1,999	—	1,999	—	1,999
U.S. government agency securities	3,971	5	3,976	—	3,976
Total short-term marketable securities	113,967	196	114,163	—	114,163
Long-term marketable securities
Corporate debt securities	62,728	(55)	62,673	—	62,673
U.S. government agency securities	3,000	(5)	2,995	—	2,995
Total long-term marketable securities	65,728	(60)	65,668	—	65,668
Total cash equivalents and marketable securities	$186,577	$136	$186,713	$236	$186,477
(1) Fair values were determined using market prices obtained from third-party pricing sources.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of September 30, 2025.
Held-to-maturity debt security
The Company has a debt security investment that consists of redeemable preferred shares with a contractual maturity in 2026, however, due to certain subordination clauses in the preferred share agreement, repayment obligations are subordinated to other instruments that mature in 2030. The investment is classified as held-to-maturity and measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilizes probability-of-default and loss-given-default methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $486 and $292 during the three months ended September 30, 2025 and 2024, respectively, and $5,089 and $849 during the nine months ended September 30, 2025 and 2024, respectively, on the adjustment of its allowance for credit losses within other income, net on the condensed consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $34,256 and $32,523 as of September 30, 2025 and December 31, 2024, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $594 and $553 during the three months ended September 30, 2025 and 2024, respectively, and $1,733 and $1,618 during the nine months ended September 30, 2025 and 2024, respectively, within other income (expense), net on the condensed consolidated statements of operations.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning allowance for expected credit losses	$23,437	$18,246	$18,834	$17,689
Loss on adjustment of allowance for expected credit losses	486	292	5,089	849
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$23,923	$18,538	$23,923	$18,538
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of September 30, 2025, the Company determined that no impairment of its equity method investments existed.
As of September 30, 2025 and December 31, 2024, the Company held a 22.0% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12,636 and $12,961, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $4,727 and $5,374 as of September 30, 2025 and December 31, 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $38 and $674 during the three months ended September 30, 2025 and 2024, respectively, and $468 and $1,140 during the nine months ended September 30, 2025 and 2024, respectively, which included the amortization of basis difference of $66 during both the three months ended September 30, 2025 and 2024, and $198 during both the nine months ended September 30, 2025 and 2024.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
As of September 30, 2025 and December 31, 2024, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $47,463 and $49,000, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $17,233 and $21,702 as of September 30, 2025 and December 31, 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $534 and $108 during the three months ended September 30, 2025 and 2024, respectively, and $1,537 and $2,058 during the nine months ended September 30, 2025 and 2024, respectively, which included the amortization of basis difference of $174 during both the three months ended September 30, 2025 and 2024, and $522 and $511 during the nine months ended September 30, 2025 and 2024, respectively.
(4) Sale of corporate-owned clubs
On August 19, 2025, the Company sold 8 corporate-owned clubs located in California to a franchisee for $21,626. The net value of assets derecognized in connection with the sale amounted to $15,183, which included goodwill of $10,546, intangible assets of $196, and net tangible assets of $4,441. The transaction resulted in a gain on sale of corporate-owned clubs of $6,443 during the three months ended September 30, 2025, which was included in other (gain) loss, net on the condensed consolidated statements of operations.
(5) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2024	$16,938	$611,029	$92,666	$720,633
Acquisitions	—	70	—	70
Sale of corporate-owned clubs	—	(10,546)	—	(10,546)
Foreign currency translation	—	414	—	414
Goodwill at September 30, 2025	$16,938	$600,967	$92,666	$710,571
In December 2024, the Company’s operating entity in Spain completed an immaterial acquisition of three clubs. The acquisition resulted in the addition of $1,619 in the carrying value of goodwill. During the nine months ended September 30, 2025, the Company recorded an addition of $70 to the carrying value of goodwill as a result of an update to the preliminary allocation of the purchase consideration.
A summary of intangible assets is as follows:

	September 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(185,411)	$13,632	$199,043	$(183,046)	$15,997
Reacquired franchise rights	274,708	(139,157)	135,551	274,708	(113,987)	160,721
Total finite-lived intangible assets	473,751	(324,568)	149,183	473,751	(297,033)	176,718
Indefinite-lived intangible assets:
Trade and brand names	146,404	—	146,404	146,600	—	146,600
Total intangible assets	$620,155	$(324,568)	$295,587	$620,351	$(297,033)	$323,318
The Company determined that no impairment charges were required during any of the periods presented.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Amortization expense related to the finite-lived intangible assets totaled $9,190 and $12,768 during the three months ended September 30, 2025 and 2024, respectively, and $27,568 and $38,304 during the nine months ended September 30, 2025 and 2024, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of September 30, 2025 is as follows:

Amount
Remainder of 2025	$9,178
2026	32,079
2027	27,956
2028	27,300
2029	23,675
Thereafter	28,995
Total	$149,183
(6) Long-term debt
Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
2019-1 Class A-2 notes	$518,375	$522,500
2022-1 Class A-2-I notes	410,125	413,312
2022-1 Class A-2-II notes	458,375	461,938
2024-1 Class A-2-I notes	420,750	423,938
2024-1 Class A-2-II notes	371,250	374,062
Total debt, excluding deferred financing costs	2,178,875	2,195,750
Deferred financing costs, net of accumulated amortization	(21,246)	(25,221)
Total debt, net	2,157,629	2,170,529
Current portion of long-term debt	22,500	22,500
Long-term debt, net of current portion	$2,135,129	$2,148,029
Future principal payments of long-term debt as of September 30, 2025 are as follows:

Amount
Remainder of 2025	$5,625
2026	427,312
2027	18,250
2028	18,250
2029	915,938
Thereafter	793,500
Total	$2,178,875
The carrying value and estimated fair value of long-term debt were as follows:

	September 30, 2025		December 31, 2024
	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,178,875	$2,137,388	$2,195,750	$2,082,034
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(7) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

Leases	Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets
Operating	Right of use asset, net	$403,314	$395,174
Finance	Property and equipment, net	863	85
Total lease assets		$404,177	$395,259

Liabilities
Current:
Operating	Other current liabilities	$37,611	$37,031
Finance	Other current liabilities	185	70
Noncurrent:
Operating	Lease liabilities, net of current portion	417,624	405,324
Finance	Other liabilities	685	20
Total lease liabilities		$456,105	$442,445

Weighted-average remaining lease term - operating leases		7.8 years	7.7 years
Weighted-average discount rate - operating leases		5.9%	5.6%
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$19,141	$18,139	$58,027	$54,142
Variable lease cost	7,125	6,828	21,574	18,980
Total lease cost	$26,266	$24,967	$79,601	$73,122
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for lease liabilities	$17,309	$14,319	$48,566	$44,829
Operating lease ROU assets obtained in exchange for operating lease liabilities	$19,819	$18,964	$66,328	$55,494

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
Maturities of lease liabilities as of September 30, 2025 were as follows:

Amount
Remainder of 2025	$17,600
2026	77,573
2027	82,255
2028	82,226
2029	76,293
Thereafter	255,360
Total lease payments	$591,307
Less: imputed interest	(135,202)
Present value of lease liabilities	$456,105
As of September 30, 2025, future operating lease payments exclude approximately $39,363 of legally binding minimum lease payments for leases signed but not yet commenced.
(8) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and NAF revenue collected in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned club enrollment fees, monthly and annual fees as well as deferred equipment rebates relating to its equipment business. The Company classifies these contract liabilities as deferred revenue in its condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2024 and September 30, 2025:

Amount
Balance at December 31, 2024	$94,101
Revenue recognized that was included in the contract liability at the beginning of the year	(59,538)
Net increase, excluding amounts recognized as revenue during the period	60,823
Balance at September 30, 2025	$95,386
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2025. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
Remainder of 2025	$41,653
2026	25,341
2027	3,767
2028	3,428
2029	3,048
Thereafter	18,149
Total	$95,386
Equipment deposits received in advance of delivery as of September 30, 2025 were $11,177 and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
(9) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Franchise revenue	$2,216	$1,998	$6,604	$5,999
Equipment revenue	614	3,653	1,455	9,096
Total revenue from related parties	$2,830	$5,651	$8,059	$15,095
The Company had $4,085 and $6,198 of accounts receivable attributable to related parties as of September 30, 2025 and December 31, 2024, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $566 and $577 as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had $83,903 and $88,099, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 12 for further discussion of these arrangements.
In November 2024, the Company issued a promissory note of up to $10,000 to a franchisee. Amounts borrowed under the promissory note accrue interest at SOFR plus 4% and must be repaid no later than December 31, 2026. As of September 30, 2025 and December 31, 2024, $5,019 and $2,148, respectively, was issued and outstanding on the promissory note. During the three and nine months ended September 30, 2025, interest receivable accrued on the outstanding promissory note was $106 and $232, respectively.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1,522 and $1,657 during the three months ended September 30, 2025 and 2024, respectively, and $4,737 and $4,455 during the nine months ended September 30, 2025 and 2024, respectively.
A member of the Company’s board of directors, who is also the Company’s former interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments for the use in corporate-owned clubs of approximately $151 and $102 during the three months ended September 30, 2025 and 2024, and $395 and $273 during the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025:
•Holders of Class A common stock owned 82,981,572 shares of Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 82,981,572 Holdings Units representing 99.6% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 316,128 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings, and 316,128 shares of Class B common stock, representing 0.4% of the voting power in the Company.

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
Additionally, prior to entry into the ASR Agreement, during the nine months ended September 30, 2024, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20,005. A share repurchase excise tax of $2,618 was recorded in connection with the Company’s share repurchases during the nine months ended September 30, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors conditionally approved a share repurchase program of up to $500,000 (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program. The 2024 Share Repurchase Program became effective on September 16, 2024. During the three and nine months ended September 30, 2025, the Company repurchased and retired 936,666 and 1,502,411 shares of Class A common stock for a total cost of $97,925 and $150,000, respectively. A share repurchase excise tax of $1,365 was recorded in connection with the Company’s share repurchases during the nine months ended September 30, 2025. As of September 30, 2025, there is $350,000 remaining under the 2024 Share Repurchase Program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of September 30, 2025 and December 31, 2024.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$59,183	$42,395	$159,557	$126,680
Less: net income attributable to non-controlling interests	354	386	842	1,722
Net income attributable to Planet Fitness, Inc.	$58,829	$42,009	$158,715	$124,958
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,517,094	84,569,504	83,847,130	86,090,290
Effect of dilutive securities:
Stock options	40,840	38,017	40,596	117,080
Restricted stock units	94,795	72,665	105,977	48,994
Performance stock units	64,566	47,639	61,386	32,720
Weighted-average shares of Class A common stock outstanding - diluted	83,717,295	84,727,825	84,055,089	86,289,084
Earnings per share of Class A common stock - basic	$0.70	$0.50	$1.89	$1.45
Earnings per share of Class A common stock - diluted	$0.70	$0.50	$1.89	$1.45
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class B common stock	316,128	532,058	330,162	811,748
Stock options	—	—	—	3,503
Restricted stock units	69	—	76	2,229
Performance stock units	69	29	661	2,055
Total	316,266	532,087	330,899	819,535
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 31.9% and 27.7% for the three months ended September 30, 2025 and 2024, respectively, and 30.0% and 27.7% for the nine months ended September 30, 2025 and 2024, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, and an increase of the valuation allowance and sale of corporate-owned clubs. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $415,053 and $468,811 as of September 30, 2025 and December 31, 2024, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of September 30, 2025 and December 31, 2024, the total liability related to uncertain tax positions was $378 and $297, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2025 and 2024 were not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Holding units exchanged	—	162,324	25,713	908,960
Net deferred tax assets	$—	$3,914	$901	$17,569
Tax benefit arrangement liabilities(1)	$—	$3,548	$732	$11,310
(1) Represents approximately 85% of the tax benefit generated by TRA Holders who exchanged shares and participate in the tax benefit arrangements.
The Company had a liability of $413,101 and $466,916 as of September 30, 2025 and December 31, 2024, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

Amount
Remainder of 2025	$1,327
2026	53,717
2027	40,985
2028	42,389
2029	44,125
Thereafter	230,558
Total	$413,101
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal 2025. The Act allows the Company to accelerate tax deductions for qualified property and equipment expenditures via bonus depreciation and immediately deduct the remaining balance of previous years capitalized domestic Section 174A expenses, as well as the current year domestic amounts. These changes result in a shift between current and deferred taxes for the Company.
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
The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Franchise	$113,675	$102,415	$348,513	$314,225
Corporate-owned clubs	137,833	128,132	410,491	375,976
Equipment	78,837	61,699	188,882	151,003
Total revenue	$330,345	$292,246	$947,886	$841,204
Adjusted EBITDA
Franchise	$82,367	$72,786	$253,734	$226,378
Corporate-owned clubs	53,737	50,391	156,184	142,354
Equipment	23,724	18,487	57,601	41,860
Segment Adjusted EBITDA	$159,828	$141,664	$467,519	$410,592
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
Franchise Segment	2025	2024	2025	2024
Selling, general and administrative	$8,199	$8,066	$24,183	$22,686
National advertising fund expense	21,429	19,720	66,150	59,624
Cost of revenue	1,858	1,635	5,120	4,905
Other segment (income) expenses, net(1)	(177)	207	(675)	633
Total	$31,308	$29,629	$94,779	$87,847
(1) Other segment (income) expenses, net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
Corporate-owned Clubs Segment	2025	2024	2025	2024
Club compensation and payroll(1)	$23,752	$21,961	$70,899	$64,007
Rent & occupancy(1)	31,184	29,882	92,009	86,111
Marketing(1)	10,396	7,889	34,782	33,343
Operational and other(1)	10,445	11,112	32,964	31,306
Selling, general and administrative	2,644	3,848	8,810	11,420
Other segment expenses, net(2)	5,675	3,049	14,843	7,435
Total	$84,096	$77,741	$254,307	$233,622
(1) Club compensation and payroll, rent and occupancy, marketing, and operational and other are included within club operations expense in the condensed consolidated statements of operations. Operational and other primarily consists of repairs and maintenance expense, transaction fees, club supplies, personal property tax expense and other expenses incurred in the operation of each corporate-owned club.
(2) Other segment expenses, net for the corporate-owned clubs segment includes cost of revenue, other (gains) losses, net, other income (expense), net, and all operating expenses associated with our operations in Spain.

	Three Months Ended September 30,		Nine Months Ended September 30,
Equipment Segment	2025	2024	2025	2024
Cost of revenue	$54,547	$42,535	$129,851	$107,207
Other segment expenses, net(1)	565	677	1,429	1,935
Total	$55,112	$43,212	$131,280	$109,143
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $49,336 and $42,561 during the three months ended September 30, 2025 and 2024, respectively, and $99,241 and $97,115 during the nine months ended September 30, 2025 and 2024, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$159,828	$141,664	$467,519	$410,592
Depreciation and amortization	(39,108)	(41,033)	(115,818)	(120,230)
Interest income	5,936	5,610	17,438	16,687
Interest expense	(26,342)	(26,603)	(78,720)	(72,569)
Losses from equity-method investments, net of tax	572	782	2,005	3,198
Corporate and other unallocated expenses, net(1)	(13,157)	(20,720)	(61,742)	(57,976)
Income before income taxes	$87,729	$59,700	$230,682	$179,702
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts)
The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$321,942	$283,700	$925,387	$816,856
Rest of world	8,403	8,546	22,499	24,348
Total revenue	$330,345	$292,246	$947,886	$841,204

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

	September 30, 2025	December 31, 2024
United States	$884,184	$882,022
Rest of world	61,427	21,414
Total long-lived assets, net	$945,611	$903,436

(15) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,479	2,358	2,445	2,319
New clubs opened	29	12	65	52
Stores acquired from the Company	8	—	8	—
Clubs debranded, sold, closed or consolidated(1)	(2)	(1)	(4)	(2)
Clubs operated at end of period	2,514	2,369	2,514	2,369
Corporate-owned clubs:
Clubs operated at beginning of period	283	259	277	256
New clubs opened	6	9	12	12
Stores sold to franchisees	(8)	—	(8)	—
Clubs operated at end of period	281	268	281	268
Total clubs:
Clubs operated at beginning of period	2,762	2,617	2,722	2,575
New clubs opened	35	21	77	64
Clubs debranded, sold, closed or consolidated(1)	(2)	(1)	(4)	(2)
Clubs operated at end of period	2,795	2,637	2,795	2,637
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2024 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
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
As of September 30, 2025, we had approximately 20.7 million members and 2,795 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,795 clubs, 2,514 are franchised and 281 are corporate-owned.
As of September 30, 2025, we had contractual commitments to open more than 800 new clubs.
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
Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the Operating Decision Maker (“CODM”) does not consider in her evaluation of ongoing performance of the segment’s core operations. For additional information, see Note 14 to the condensed consolidated financial statements.

The following table summarizes revenue and Adjusted EBITDA broken out by our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue
Franchise segment	$113,675	$102,415	$348,513	$314,225
Corporate-owned clubs segment	137,833	128,132	410,491	375,976
Equipment segment	78,837	61,699	188,882	151,003
Total revenue	$330,345	$292,246	$947,886	$841,204
Adjusted EBITDA
Franchise segment	$82,367	$72,786	$253,734	$226,378
Corporate-owned clubs segment	53,737	50,391	156,184	142,354
Equipment segment	23,724	18,487	57,601	41,860
Segment Adjusted EBITDA(2)	159,828	141,664	467,519	410,592
Corporate and other Adjusted EBITDA(1)	(19,062)	(18,593)	(62,139)	(53,707)
Adjusted EBITDA(2)	$140,766	$123,071	$405,380	$356,885
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,479	2,358	2,445	2,319
New clubs opened	29	12	65	52
Stores acquired from the Company	8	—	8	—
Clubs debranded, sold, closed or consolidated(1)	(2)	(1)	(4)	(2)
Clubs operated at end of period	2,514	2,369	2,514	2,369
Corporate-owned clubs:
Clubs operated at beginning of period	283	259	277	256
New clubs opened	6	9	12	12
Stores sold to franchisees	(8)	—	(8)	—
Clubs operated at end of period	281	268	281	268
Total clubs:
Clubs operated at beginning of period	2,762	2,617	2,722	2,575
New clubs opened	35	21	77	64
Clubs debranded, sold, closed or consolidated(1)	(2)	(1)	(4)	(2)
Clubs operated at end of period	2,795	2,637	2,795	2,637
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Same club sales growth:
Franchisee-owned clubs	7.1%	4.5%	7.2%	5.0%
Corporate-owned clubs	6.0%	3.4%	6.0%	4.5%
System-wide clubs	6.9%	4.3%	7.1%	4.9%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,360	2,245	2,360	2,245
Corporate-owned clubs	256	242	256	242
System-wide clubs	2,624	2,492	2,624	2,492
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.3 billion and $1.2 billion during the three months ended September 30, 2025 and 2024, respectively, and $4.0 billion and $3.6 billion for the nine months ended September 30, 2025 and 2024, respectively.
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
Reconciliations of Non-GAAP financial measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$59,183	$42,395	$159,557	$126,680
Interest income	(5,936)	(5,610)	(17,438)	(16,687)
Interest expense	26,342	26,603	78,720	72,569
Provision for income taxes	27,974	16,523	69,120	49,824
Depreciation and amortization	39,108	41,033	115,818	120,230
EBITDA	146,671	120,944	405,777	352,616
Severance costs(1)	—	—	649	1,602
Executive transition costs(2)	408	1,342	2,855	2,973
Loss on adjustment of allowance for credit losses on held-to-maturity investment	486	292	5,089	849
Dividend income on held-to-maturity investment	(594)	(553)	(1,733)	(1,618)
Insurance recovery(3)	—	—	(1,636)	—
Lease closure expenses, net(4)	261	—	1,328	—
Tax benefit arrangement remeasurement(5)	(475)	575	(1,769)	(774)
Gain on sale of corporate-owned clubs(6)	(6,443)	—	(6,443)	—
Amortization of basis difference of equity-method investments(7)	240	240	720	709
Other(8)	212	231	543	528
Adjusted EBITDA	$140,766	$123,071	$405,380	$356,885
(1) Represents severance related expenses recorded in connection with a reduction in force.
(2) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and equity-based compensation associated with certain equity awards granted to, the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents a (gain) loss related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents a gain on the sale of eight corporate-owned clubs to a franchisee.
(7) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(8) Represents certain other gains and charges that we do not believe reflect our underlying business performance.

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$59,183	$42,395	$159,557	$126,680
Provision for income taxes	27,974	16,523	69,120	49,824
Severance costs(1)	—	—	649	1,602
Executive transition costs(2)	408	1,342	2,855	2,973
Loss on adjustment of allowance for credit losses on held-to-maturity investment	486	292	5,089	849
Dividend income on held-to-maturity investment	(594)	(553)	(1,733)	(1,618)
Insurance recovery(3)	—	—	(1,636)	—
Lease closure expenses, net(4)	261	—	1,328	—
Tax benefit arrangement remeasurement(5)	(475)	575	(1,769)	(774)
Gain on sale of corporate-owned clubs(6)	(6,443)	—	(6,443)	—
Amortization of basis difference of equity-method investments(7)	240	240	720	709
Loss on extinguishment of debt(8)	—	—	—	2,285
Other(9)	212	231	543	528
Purchase accounting amortization(10)	9,178	12,757	27,534	38,272
Adjusted income before income taxes	90,430	73,802	255,814	221,330
Adjusted income taxes(11)	23,421	19,060	66,256	57,161
Adjusted net income	$67,009	$54,742	$189,558	$164,169
Adjusted net income per share, diluted	$0.80	$0.64	$2.25	$1.88
Adjusted weighted-average shares outstanding, diluted(12)	84,033	85,260	84,385	87,101
(1) Represents severance related expenses recorded in connection with a reduction in force.
(2) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and equity-based compensation associated with certain equity awards granted to, the Company’s new Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents a (gain) loss related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents a gain on the sale of eight corporate-owned clubs to a franchisee.
(7) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(8) Represents the write-off of deferred financing costs associated with the repayment of the 2018-1 Class A-2-II notes prior to the anticipated repayment date.
(9) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(10) Includes $3.1 million and $9.3 million for the three and nine months ended September 30, 2024, respectively, of amortization for intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases. During the fourth quarter of 2024, the intangible assets recorded in connection with the 2012 Acquisition became fully amortized. Also includes $9.2 million and $9.7 million for the three months ended September 30, 2025 and 2024, respectively, and $27.5 million and $29.0 million for the nine months ended September 30, 2025 and 2024, respectively, of amortization for intangible assets created in connection with historical acquisitions of franchisee-owned clubs. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(11) Represents corporate income taxes at an assumed effective tax rate of 25.9% and 25.8% for the three months ended September 30, 2025 and 2024, respectively, and 25.9% and 25.8% for the nine months ended September 30, 2025 and 2024, respectively, applied to adjusted income before income taxes.
(12) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$58,829	83,717	$0.70	$42,009	84,728	$0.50
Net income attributable to non-controlling interests(2)	354	316		386	532
Net income	59,183			42,395
Adjustments to arrive at adjusted income before income taxes(3)	31,247			31,407
Adjusted income before income taxes	90,430			73,802
Adjusted income taxes(4)	23,421			19,060
Adjusted net income	$67,009	84,033	$0.80	$54,742	85,260	$0.64

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$158,715	84,055	$1.89	$124,958	86,289	$1.45
Net income attributable to non-controlling interests(2)	842	330		1,722	812
Net income	159,557			126,680
Adjustments to arrive at adjusted income before income taxes(3)	96,257			94,650
Adjusted income before income taxes	255,814			221,330
Adjusted income taxes(4)	66,256			57,161
Adjusted net income	$189,558	84,385	$2.25	$164,169	87,101	$1.88
(1) Represents net income attributable to Planet Fitness, Inc. and the associated weighted average shares of Class A common stock outstanding (see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
(4) Represents corporate income taxes at an assumed effective tax rate of 25.9% and 25.8% for the three months ended September 30, 2025 and 2024, respectively, and 25.9% and 25.8% for the nine months ended September 30, 2025 and 2024, respectively, applied to adjusted income before income taxes.

Results of operations
Comparison of the three months ended September 30, 2025 and three months ended September 30, 2024
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended September 30,
	2025		2024
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$92,245	27.9%	$82,873	28.4%
National advertising fund revenue	21,430	6.5%	19,542	6.7%
Franchise segment	113,675	34.4%	102,415	35.1%
Corporate-owned clubs	137,833	41.7%	128,132	43.8%
Equipment	78,837	23.9%	61,699	21.1%
Total revenue	330,345	100.0%	292,246	100.0%
Operating costs and expenses:
Cost of revenue	58,155	17.6%	45,701	15.6%
Club operations	79,792	24.2%	71,614	24.5%
Selling, general and administrative	30,525	9.2%	32,647	11.2%
National advertising fund expense	21,429	6.5%	19,720	6.8%
Depreciation and amortization	39,108	11.8%	41,033	14.0%
Other (gains) losses, net	(5,732)	(1.7)%	280	0.1%
Total operating costs and expenses	223,277	67.6%	210,995	72.2%
Income from operations	107,068	32.4%	81,251	27.8%
Other income (expense), net:
Interest income	5,936	1.8%	5,610	1.9%
Interest expense	(26,342)	(8.0)%	(26,603)	(9.1)%
Other income (expense), net	1,067	0.3%	(558)	(0.2)%
Total other expense, net	(19,339)	(5.9)%	(21,551)	(7.4)%
Income before income taxes	87,729	26.6%	59,700	20.4%
Provision for income taxes	27,974	8.5%	16,523	5.7%
Losses from equity-method investments, net of tax	(572)	(0.2)%	(782)	(0.3)%
Net income	59,183	17.9%	42,395	14.5%
Less net income attributable to non-controlling interests	354	0.1%	386	0.1%
Net income attributable to Planet Fitness, Inc.	$58,829	17.8%	$42,009	14.4%
Revenue
Total revenue was $330.3 million for the three months ended September 30, 2025, compared to $292.2 million for three months ended September 30, 2024, an increase of $38.1 million, or 13.0%.
Franchise segment revenue was $113.7 million for the three months ended September 30, 2025, compared to $102.4 million for three months ended September 30, 2024, an increase of $11.3 million, or 11.0%.

Franchise revenue was $92.2 million for the three months ended September 30, 2025, compared to $82.9 million for the three months ended September 30, 2024, an increase of $9.4 million, or 11.3%. Included in franchise revenue are the following:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Royalty revenue	$77,369	$69,909	$7,460	10.7%
Franchise and other fees	9,421	7,939	1,482	18.7%
Placement revenue	5,392	4,528	864	19.1%
HVAC revenue	63	497	(434)	(87.3)%
Total franchise revenue	$92,245	$82,873	$9,372	11.3%
Of the $7.5 million increase in royalty revenue, $4.4 million was attributable to a franchise same club sales increase of 7.1%, $1.9 million was attributable to new clubs opened since July 1, 2024 before moving into the same club sales base and $1.2 million was from higher royalties on annual fees. The $1.5 million increase in franchise and other fees was primarily attributable to higher join fees and the $0.9 million increase in placement revenue was primarily driven by higher replacement equipment placements.
National advertising fund revenue was $21.4 million for the three months ended September 30, 2025, compared to $19.5 million for the three months ended September 30, 2024, an increase of $1.9 million, or 9.7%. This increase was primarily attributable to higher same club sales and new clubs opened since July 1, 2024.
Corporate-owned clubs segment revenue was $137.8 million for the three months ended September 30, 2025, compared to $128.1 million for the three months ended September 30, 2024, an increase of $9.7 million, or 7.6%. This increase was primarily attributable to $5.3 million from the corporate-owned clubs included in the same club sales base, of which $4.4 million was attributable to a same club sales increase of 6.0%. Additionally, $4.4 million was from new clubs opened since July 1, 2024 before moving into the same club sales base.
Equipment segment revenue was $78.8 million for the three months ended September 30, 2025, compared to $61.7 million for the three months ended September 30, 2024, an increase of $17.1 million, or 27.8%. This increase was primarily attributable to $12.3 million of higher revenue from equipment sales to existing franchisee-owned clubs and $4.8 million of higher revenue from equipment sales to new franchisee-owned clubs. In the three months ended September 30, 2025, we had equipment sales to 27 new franchisee-owned clubs compared to 15 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $58.2 million for the three months ended September 30, 2025, compared to $45.7 million for the three months ended September 30, 2024, an increase of $12.5 million, or 27.3%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $79.8 million for the three months ended September 30, 2025, compared to $71.6 million for the three months ended September 30, 2024, an increase of $8.2 million, or 11.4%. This increase was primarily attributable to $3.4 million from clubs included in our same club sales base as a result of higher payroll, marketing and rent and occupancy related expenses, $1.3 million from new clubs opened since July 1, 2024 before moving into the same club sales base, and $3.4 million from the ten clubs open and operating in Spain, of which nine clubs have been opened since July 1, 2024.
Selling, general and administrative
Selling, general and administrative expenses were $30.5 million for the three months ended September 30, 2025, compared to $32.6 million for the three months ended September 30, 2024, a decrease of $2.1 million, or 6.5%. This decrease was primarily attributable to $1.3 million lower operational expenses primarily related to the franchisee conference held in the prior year period and $1.3 million lower marketing expenses, partially offset by $0.6 million of higher payroll costs.
National advertising fund expense
National advertising fund expense was $21.4 million for the three months ended September 30, 2025, compared to $19.7 million for the three months ended September 30, 2024, an increase of $1.7 million, or 8.7%. This increase was primarily attributable to higher advertising and marketing expenditures due to higher national advertising revenue as described above.

Depreciation and amortization
Depreciation and amortization expense was $39.1 million for the three months ended September 30, 2025, compared to $41.0 million for the three months ended September 30, 2024, a decrease of $1.9 million, or 4.7%. This decrease was primarily attributable to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the fourth quarter of 2024, partially offset by an increase in depreciation expense primarily from new clubs opened since July 1, 2024.
Other (gains) losses, net
Other (gains) losses, net was a $5.7 million gain for the three months ended September 30, 2025, compared to a $0.3 million loss for the three months ended September 30, 2024. The gain in 2025 is primarily attributable to a $6.4 million gain on the sale of corporate-owned clubs.
Interest income
Interest income was $5.9 million for the three months ended September 30, 2025, compared to $5.6 million for the three months ended September 30, 2024, an increase of $0.3 million, or 5.8%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $26.3 million for the three months ended September 30, 2025, compared to $26.6 million for the three months ended September 30, 2024, a decrease of $0.3 million, or 1.0%.
Other income (expense), net
Other income (expense), net was a $1.1 million income for the three months ended September 30, 2025, compared to a $0.6 million expense for the three months ended September 30, 2024. The increase in other income, net was primarily attributable to a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $28.0 million for the three months ended September 30, 2025, compared to $16.5 million for the three months ended September 30, 2024, an increase of $11.5 million, or 69.3%. This increase is primarily attributable to our higher income before taxes in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, as well as a higher effective tax rate.
The Company’s effective tax rate was 31.9% for the three months ended September 30, 2025, compared to 27.7% in the prior year period. The increase in the effective income tax rate was primarily due to the remeasurement of deferred tax assets, the sale of our corporate-owned clubs, and an increase in the valuation allowance.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $82.4 million for the three months ended September 30, 2025, compared to $72.8 million for the three months ended September 30, 2024, an increase of $9.6 million, or 13.2%. This increase was primarily attributable to higher franchise and NAF revenue of $9.4 million and $1.9 million, respectively, as described above, partially offset by $1.7 million of higher NAF expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $53.7 million for the three months ended September 30, 2025, compared to $50.4 million for the three months ended September 30, 2024, an increase of $3.3 million, or 6.6%. This increase was primarily attributable to $2.1 million from new clubs opened since July 1, 2024 before moving into the same club sales base, $1.4 million from the corporate-owned same clubs sales increase of 6.0% and $1.2 million of lower selling, general and administrative expenses. This increase was partially offset by $1.5 million of lower Adjusted EBITDA from the ten clubs open and operating in Spain, of which nine clubs have been opened since July 1, 2024.
Equipment
Equipment Segment Adjusted EBITDA was $23.7 million for the three months ended September 30, 2025, compared to $18.5 million for the three months ended September 30, 2024, an increase of $5.2 million, or 28.3%. This increase was primarily attributable to higher equipment sales to new and existing franchisee-owned clubs, as described above.

Comparison of the nine months ended September 30, 2025 and nine months ended September 30, 2024
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Nine Months Ended September 30,
	2025		2024
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$282,362	29.8%	$254,783	30.3%
National advertising fund revenue	66,151	7.0%	59,442	7.1%
Franchise segment	348,513	36.8%	314,225	37.4%
Corporate-owned clubs	410,491	43.3%	375,976	44.7%
Equipment	188,882	19.9%	151,003	18.0%
Total revenue	947,886	100.0%	841,204	100.0%
Operating costs and expenses:
Cost of revenue	140,063	14.8%	116,628	13.9%
Club operations	238,909	25.2%	216,119	25.7%
Selling, general and administrative	100,343	10.6%	93,453	11.1%
National advertising fund expense	66,150	7.0%	59,624	7.1%
Depreciation and amortization	115,818	12.2%	120,230	14.3%
Other (gains) losses, net	(2,069)	(0.2)%	698	0.1%
Total operating costs and expenses	659,214	69.5%	606,752	72.1%
Income from operations	288,672	30.5%	234,452	27.9%
Other income (expense), net:
Interest income	17,438	1.8%	16,687	2.0%
Interest expense	(78,720)	(8.3)%	(72,569)	(8.6)%
Other income, net	3,292	0.3%	1,132	0.1%
Total other expense, net	(57,990)	(6.1)%	(54,750)	(6.5)%
Income before income taxes	230,682	24.3%	179,702	21.4%
Provision for income taxes	69,120	7.3%	49,824	5.9%
Losses from equity-method investments, net of tax	(2,005)	(0.2)%	(3,198)	(0.4)%
Net income	159,557	16.8%	126,680	15.1%
Less net income attributable to non-controlling interests	842	0.1%	1,722	0.2%
Net income attributable to Planet Fitness, Inc.	$158,715	16.8%	$124,958	14.9%
Revenue
Total revenue was $947.9 million for the nine months ended September 30, 2025, compared to $841.2 million for nine months ended September 30, 2024, an increase of $106.7 million, or 12.7%.
Franchise segment revenue was $348.5 million for the nine months ended September 30, 2025, compared to $314.2 million for nine months ended September 30, 2024, an increase of $34.3 million, or 10.9%.
Franchise revenue was $282.4 million for the nine months ended September 30, 2025, compared to $254.8 million for the nine months ended September 30, 2024, an increase of $27.6 million, or 10.8%. Included in franchise revenue are the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Royalty revenue	$236,780	$215,315	$21,465	10.0%
Franchise and other fees	31,509	25,611	5,898	23.0%
Placement revenue	13,827	11,780	2,047	17.4%
HVAC revenue	246	2,077	(1,831)	(88.2)%
Total franchise revenue	$282,362	$254,783	$27,579	10.8%

Of the $21.5 million increase in royalty revenue, $13.0 million was attributable to a franchise same club sales increase of 7.2%, $4.9 million was attributable to new clubs opened since January 1, 2024 before moving into the same club sales base and $3.6 million was from higher royalties on annual fees. The $5.9 million increase in franchise and other fees were primarily attributable to higher join fees and PF Perks revenue and the $2.0 million increase in placement revenue was primarily driven by higher replacement equipment placements.
National advertising fund revenue was $66.2 million for the nine months ended September 30, 2025, compared to $59.4 million for the nine months ended September 30, 2024, an increase of $6.7 million, or 11.3%. This increase was primarily attributable to higher same club sales and new clubs opened since January 1, 2024.
Corporate-owned clubs segment revenue was $410.5 million for the nine months ended September 30, 2025, compared to $376.0 million for the nine months ended September 30, 2024, an increase of $34.5 million, or 9.2%. This increase was primarily attributable to $20.6 million from the corporate-owned clubs in the same club sales base, of which $15.3 million was attributable to a same club sales increase of 6.0%, $2.9 million was attributable to higher annual fee revenue and $2.5 million was attributable to other fees. Additionally, $13.9 million was from new clubs opened since January 1, 2024 before moving into the same club sales base.
Equipment segment revenue was $188.9 million for the nine months ended September 30, 2025, compared to $151.0 million for the nine months ended September 30, 2024, an increase of $37.9 million, or 25.1%. This increase was primarily attributable to $35.5 million of higher revenue from equipment sales to existing franchisee-owned clubs and $2.3 million of higher revenue from equipment sales to new franchisee-owned clubs. In the nine months ended September 30, 2025, we had equipment sales to 56 new franchisee-owned clubs compared to 47 in the nine months ended September 30, 2024.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $140.1 million for the nine months ended September 30, 2025, compared to $116.6 million for the nine months ended September 30, 2024, an increase of $23.4 million, or 20.1%. This increase was primarily attributable to higher equipment sales to existing franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $238.9 million for the nine months ended September 30, 2025, compared to $216.1 million for the nine months ended September 30, 2024, an increase of $22.8 million, or 10.5%. This increase was primarily attributable to $7.7 million from clubs included in our same club sales base as a result of higher payroll, rent and occupancy, marketing and other operational expenses, $7.7 million from new clubs opened since January 1, 2024 before moving into the same club sales base and $7.4 million from the ten clubs open and operating in Spain, all of which have been opened since January 1, 2024.
Selling, general and administrative
Selling, general and administrative expenses were $100.3 million for the nine months ended September 30, 2025, compared to $93.5 million for the nine months ended September 30, 2024, an increase of $6.9 million, or 7.4%. This increase was primarily attributable to $7.1 million of higher payroll costs, of which $3.1 million was related to equity-based compensation expense, and $1.5 million of higher costs relating to professional and consulting fees and travel expenses partially offset by $1.7 million of lower marketing expenses.
National advertising fund expense
National advertising fund expense was $66.2 million for the nine months ended September 30, 2025, compared to $59.6 million for the nine months ended September 30, 2024, an increase of $6.5 million, or 10.9%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $115.8 million for the nine months ended September 30, 2025, compared to $120.2 million for the nine months ended September 30, 2024, a decrease of $4.4 million, or 3.7%. This decrease was primarily attributable to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the fourth quarter of 2024, partially offset by an increase in depreciation expense primarily from new clubs opened since January 1, 2024.

Other (gains) losses, net
Other (gains) losses, net was a $2.1 million gain for the nine months ended September 30, 2025, compared to a $0.7 million loss for the nine months ended September 30, 2024. In the nine months ended September 30, 2025, the other gain was primarily attributable to a $6.4 million gain on the sale of corporate-owned clubs and a $1.6 million gain on insurance proceeds, partially offset by a $4.2 million allowance for expected credit losses on the Company’s held-to-maturity debt security and a $1.3 million charge on the closure of its Florida Corporate Support Center located in Orlando, Florida.
Interest income
Interest income was $17.4 million for the nine months ended September 30, 2025, compared to $16.7 million for the nine months ended September 30, 2024, an increase of $0.8 million, or 4.5%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $78.7 million for the nine months ended September 30, 2025, compared to $72.6 million for the nine months ended September 30, 2024, an increase of $6.2 million, or 8.5%. This increase was primarily attributable to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the Company’s fixed rate senior secured notes in June 2024, partially offset from the write-off in the prior year period of deferred financing costs associated with the prepayment of the Company’s fixed rate senior secured notes issued August 2018.
Other income, net
Other income, net was $3.3 million for the nine months ended September 30, 2025, compared to $1.1 million for the nine months ended September 30, 2024. The increase in other income was primarily attributable to a realized foreign currency gain and a gain on the remeasurement of our tax benefit arrangements due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $69.1 million for the nine months ended September 30, 2025, compared to $49.8 million for the nine months ended September 30, 2024, an increase of $19.3 million, or 38.7%. This increase is primarily attributable to our higher income before taxes in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, as well as changes in our effective tax rate.
The Company’s effective tax rate was 30.0% for the nine months ended September 30, 2025, compared to 27.7% in the prior year period. The increase in the effective income tax rate was primarily due to the remeasurement of deferred tax assets, the sale of our corporate-owned clubs, and an increase in the valuation allowance.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $253.7 million for the nine months ended September 30, 2025, compared to $226.4 million for the nine months ended September 30, 2024, an increase of $27.4 million, or 12.1%. This increase was primarily attributable to higher franchise and NAF revenue of $27.6 million and $6.7 million, respectively, as described above, and higher other income, net of $1.3 million, partially offset by $6.5 million of higher NAF expense and $1.5 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $156.2 million for the nine months ended September 30, 2025, compared to $142.4 million for the nine months ended September 30, 2024, an increase of $13.8 million, or 9.7%. This increase was primarily attributable to $11.6 million from the corporate-owned same club sales increase of 6.0%, $3.4 million from new clubs opened since January 1, 2024 before moving into the same club sales base and $2.6 million of lower selling, general and administrative expenses. This increase was partially offset by $3.6 million of lower Adjusted EBITDA from the ten clubs open and operating in Spain, all of which have been opened since January 1, 2024.
Equipment
Equipment Segment Adjusted EBITDA was $57.6 million for the nine months ended September 30, 2025, compared to $41.9 million for the nine months ended September 30, 2024, an increase of $15.7 million, or 37.6%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above.

Liquidity and capital resources
As of September 30, 2025, we had $329.0 million of cash and cash equivalents, $114.4 million of short-term marketable securities, $78.2 million of long-term marketable securities and $56.4 million of restricted cash.
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
Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$309,361	$294,742
Investing activities	(106,041)	(148,311)
Financing activities	(169,586)	(101,547)
Effect of foreign exchange rates on cash	2,000	(456)
Net increase in cash, cash equivalents and restricted cash	$35,734	$44,428
Operating activities
Net cash provided by operating activities of $309.4 million for the nine months ended September 30, 2025 was primarily attributable to $159.6 million of net income and $177.8 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, equity-based compensation expense, amortization of deferred financing costs, gain on sale of corporate-owned clubs and other adjustments and a $28.0 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the period, a decrease in income taxes payable and a decrease in accounts payable and accrued expenses. The working capital cash outflow was partially offset by an increase in lease liabilities net of right-of-use assets primarily from new corporate-owned clubs in 2025, an increase in equipment deposits, a decrease in accounts receivable primarily from collections in 2025 and an increase in deferred revenue primarily from increased annual fee billing and NAF revenue.
Net cash provided by operating activities of $294.7 million for the nine months ended September 30, 2024 was primarily attributable to $126.7 million of net income and $172.1 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, equity-based compensation expense, amortization of deferred financing costs, loss on extinguishment of debt and other adjustments, partially offset by a $4.0 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the period and an increase in accounts receivable. The working capital cash outflow was partially offset by an increase in deferred revenue primarily from increased annual fee revenue, an increase in lease liabilities net of right-of-use assets primarily from new corporate-owned clubs in 2024, an increase in equipment deposits, and an increase in accounts payable and accrued expenses.
Investing activities
For the nine months ended September 30, 2025, net cash used in investing activities was $106.0 million compared to $148.3 million in the nine months ended September 30, 2024, a decrease of $42.3 million. This decrease was primarily attributable to maturities of marketable securities, net of purchases of $23.8 million, proceeds from the sale of corporate-owned clubs of $21.6 million, and insurance proceeds of $2.1 million, partially offset by the issuance of a note receivable to a related party of $2.6 million, higher cash used for acquisitions and other investments of $1.5 million and higher capital expenditures of $0.6 million. Capital expenditures for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
New corporate-owned clubs	$47,183	$47,337
Existing corporate-owned clubs	52,058	49,778
Information systems	9,602	14,761
Corporate and all other	4,734	1,092
Total capital expenditures	$113,577	$112,968
Financing activities
For the nine months ended September 30, 2025, net cash used in financing activities was $169.6 million compared to $101.5 million in the nine months ended September 30, 2024, an increase of $68.0 million. This increase was primarily attributable to a $201.8 million decrease in net cash provided by long-term debt in the prior year, consisting of $800.0 million of borrowings, $586.2 million of principal payments and $12.1 million of deferred financing costs incurred, and a $15.7 million decrease in cash provided by the proceeds from the issuance of Class A common stock, which was primarily a result of the exercise of stock options in the prior year period, partially offset by a $150.2 million decrease in cash used for share repurchases in the current year.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022, the Master Issuer issued the Series 2022-1 Class A-1 Notes, which allow for the drawing of up to $75 million of 2022 variable funding notes, including a letter of credit facility. The 2022 variable funding notes are undrawn as of September 30, 2025.
There were no material changes to the terms of any debt obligations in the nine months ended September 30, 2025. The Company was in compliance with its debt covenants as of September 30, 2025. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of September 30, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $3.9 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of September 30, 2025 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended September 30, 2025. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s exposure to market risk.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2025.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
7/31/2025	—	—	—	$447,925,305
8/31/2025	596,821	105.94	596,821	$384,699,585
9/30/2025	339,845	102.10	339,845	$350,000,066
Total	936,666	$104.55	936,666
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

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

3.1	Planet Fitness, Inc. Second Restated Certificate of Incorporation		8-K	001-37534	3.1	12-May-25

10.1	Amended and Restated Executive Severance & Change in Control Policy	X

10.2	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program	X

10.3	Officer Indemnification Agreement	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: November 7, 2025	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)