Form 10-K
period 2025-12-31
Planet Fitness, Inc.
filed 2026-02-25
CIK 1637207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2025 was approximately $9.1 billion.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, as of February 20, 2026, was 79,697,889 shares and 316,128 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be held May 5, 2026, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Our Company
Fitness for everyone
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean clubs are typically 20,000 square feet, with a large selection of high-quality Planet Fitness-branded cardio, circuit- and strength-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups. We offer this differentiated fitness experience starting at only $15 per month to new members for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, inclusive of all fitness levels from beginners to athletes. We and our franchisees fiercely protect Planet Fitness’s community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
In 2025, we recorded revenues of $1.3 billion and had system-wide sales of $5.3 billion, which we define as monthly dues and annual fees billed by us and our franchisees. We ended the year with approximately 20.8 million members and 2,896 clubs (2,604 franchisee-owned and 292 corporate-owned) located in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. System-wide sales for 2025 included $4.7 billion attributable to franchisee-owned clubs, from which we generate royalty revenue, and $552.2 million attributable to our corporate-owned clubs.
In 2025, our corporate-owned clubs had a Segment Adjusted EBITDA margin of 37.8% and clubs that have been in operation for more than 12 months had average unit volumes (“AUVs”) of approximately $2.0 million with four-wall Adjusted EBITDA margins (an assessment of club-level profitability which includes local and national advertising expense) of approximately 42.7%, or approximately 35.3% after applying the current 7% royalty rate. Based on franchisee business reviews and management estimates, we believe that, on average, franchisee clubs achieve four-wall adjusted EBITDA margins in line with these corporate-owned clubs. For a reconciliation of Segment Adjusted EBITDA margin to four-wall Adjusted EBITDA margin to Royalty adjusted four-wall EBITDA margin for corporate-owned clubs, see “Reconciliations of Non-GAAP Financial Measures.”
Planet Fitness – Judgement Free
We bring fitness to a large, previously underserved segment of the population. Our differentiated member experience is driven by three key elements:
•Welcoming, non-intimidating environment: We believe fitness is essential to both physical and mental health, and every member should feel accepted and respected when they walk into a Planet Fitness regardless of their fitness level. Our clubs provide a Judgement Free environment where members can experience a non-intimidating and supportive environment. Our “come as you are” approach has fostered a strong sense of community among our members, allowing them not only to feel comfortable as they work toward their fitness goals but also to encourage others to do the same. We outfit our clubs with high-quality cardio and strength equipment, including free weights and plate-loaded equipment, to meet our members’ fitness needs. Our brand promise is to Grow Stronger Together - we make each other feel accepted and supported on their fitness journeys, leading to resilience, confidence and growth within fitness and life.
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
•Exceptional value for members: In the U.S., starting at only $15 per month to new members, our standard Classic Card membership includes unlimited access to one Planet Fitness location and unlimited free fitness instruction in small groups. And for $24.99 per month for new members, our PF Black Card members have access to all of our clubs system-wide and can bring a guest on each visit, which provides an additional opportunity to attract new members. Our PF Black Card members also have access to exclusive areas in our clubs that provide amenities such as water massage beds and chairs, massage chairs, tanning equipment, hot/cold recovery lounges and more. Through our mobile application and website we also provide all members access to unlock special discounts, promotions and offers from certain brands and third-party retail partners year-round, which we refer to as “PF Perks”.
Our competitive strengths
We attribute our success to the following strengths:
•Market leader with differentiated member experience, nationally recognized brand and scale advantage.
•Differentiated member experience. Planet Fitness is the home of the Judgement Free Zone, a place where people of all fitness levels can feel comfortable working out at their own pace, feel supported in their efforts and not feel intimidated. Our philosophy is simple: Planet Fitness is an environment where members can get a great workout while making progress on their fitness journey without ever having to worry about being judged. No matter what size the goal, we believe that all of these accomplishments deserve to be celebrated.
•Nationally recognized brand. We have developed a highly relatable and recognizable brand focused on providing our members with a judgement free environment. We do so through uplifting and memorable marketing campaigns and in-club signage. As a result, we have among the highest aided and unaided brand awareness scores in the U.S. fitness industry, according to our Brand Health research, a third-party consumer study that we have updated tri-annually.
•Scale advantage. Our scale provides several competitive advantages, including enhanced purchasing power and extended warranties with our fitness equipment and other suppliers, and the ability to attract high-quality franchisee partners. In addition, we estimate that our U.S. national advertising fund, funded by franchisees and us, together with our requirement that franchisees spend 7% of their monthly membership dues on local advertising, enabled us and our franchisees to spend over $360 million combined in 2025.
•Exceptional value proposition that appeals to a broad member demographic. Our value proposition combines low monthly membership dues with a non-intimidating and welcoming environment, enabling us to attract a diverse member base across various age groups, household income levels, genders and ethnicities. Generation Z represents our fastest growing demographic, contributing to our member base that is approximately 51% male and includes households of all income levels. Approximately 22% of our clubs are located in areas that the U.S. government deems “low income,” providing access to improve health and wellness in underserved communities. Our broad appeal and variety of equipment within our clubs enable us to continue to target a large segment of the population in a variety of markets and geographies.
•Highly attractive franchise system built for growth. Our easy-to-operate model, strong club-level economics and brand strength have enabled us to attract a team of professional, successful franchisees from a variety of industries. We believe that our strategy to be predominantly franchisee-owned enables us to scale more rapidly than a predominantly company-owned strategy. Our streamlined model features relatively fixed labor costs, minimal inventory, automatic billing and limited cash transactions. The attractiveness of our franchise model is further evidenced by the fact that our franchisees re-invest their capital into the brand, with substantially all of our new clubs in 2025 opened by our existing franchisee base. We view our franchisees as strategic partners in expanding the Planet Fitness club base and brand.
•Predictable and recurring revenue streams with high cash flow conversion. Our business model provides us with predictable and recurring revenue streams. In 2025, over 90% of both our corporate-owned club and franchise revenues consisted of recurring revenue streams, which include royalties, monthly dues and annual fees. Our franchisees are obligated to purchase fitness equipment from us or our required vendors for their new clubs and to replace this equipment approximately every five to nine years. As a result, these “equip” and “re-equip” requirements create a predictable and growing revenue stream as our franchisees open new clubs. In certain international markets, we earn a commission on the sale of equipment by our required vendors to franchisee-owned clubs.
Our growth strategies
We believe there are significant opportunities to expand our brand awareness and increase consumer consideration, grow our revenues and profitability and deliver shareholder value by executing on the following strategic imperatives:

•Evolve and modernize the Planet Fitness brand. We plan to grow our market share by modernizing our brand while staying true to our core value of affordability. We leverage significant marketing expenditures from our National Advertising Fund ("NAF"), Canadian Advertising Fund ("CAF", and collectively with the NAF, the “NAFs”), and local advertising requirements, which we believe will result in increased membership in new and existing clubs and continue to attract high-quality franchisee partners. As of December 31, 2025, our U.S. agency structure includes one national and two local agencies to coordinate these investments. We expect our NAFs and local advertising spending to grow as our membership base expands.
•Accelerate new club growth globally by driving topline growth and optimizing club formats. We aim to grow our club base across a broad range of domestic and international markets. We have meaningfully grown our club count from 2,254 clubs as of December 31, 2021 to 2,896 clubs as of December 31, 2025. As of December 31, 2025, our franchisees have contractual obligations under signed area development agreements (“ADAs”) and franchise agreements to open approximately 750 additional clubs, including more than 500 over the next three years. Because our clubs are successful across a wide range of geographies and demographics with varying market characteristics, we believe that our high level of brand awareness and low per capita penetration creates a significant opportunity to open new Planet Fitness clubs both in the U.S. and internationally. Based on our internal and third-party analyses, we believe we have the potential to grow our club base to over 5,000 clubs in the U.S. alone. As we scale, we expect our average royalty rate to increase towards our current 7% royalty rate as new franchisees enter our system and as existing franchisees open new clubs or renew their existing franchise agreements at the current royalty rate. As of December 31, 2025, approximately 63% of our clubs paid royalties at the current rate, helping drive our average royalty rate to 6.7% compared to 6.4% in 2021.
•Enhance the member experience to foster brand loyalty and growth
•Attracting new members to existing Planet Fitness clubs. As the population in the markets where we operate continues to focus on health and wellness, we believe we are well-positioned to capture a disproportionate share of this population given our affordability and appeal to all fitness levels. Over the years, we have seen our membership penetration rates of each successive generation increase compared to the previous generations. We continue to evolve our offerings and enhance our free fitness training program to appeal to our target member base. In addition to our in-club experience, we also provide more than 500 workouts to both existing members and prospects via the free Planet Fitness mobile application, featuring differentiated content geared toward engaging with our community inside and outside of our four walls.
•Increasing mix of PF Black Card memberships by enhancing value and member experience. We expect to drive sales by attracting new members to join as a PF Black Card member as well as continuing to convert our existing members’ standard Classic Card memberships to our premium PF Black Card membership. We encourage this upgrade by continuing to enhance the value of our PF Black Card benefits through the ability to use any Planet Fitness location, free guest privileges, access premium content and PF Perks on the Planet Fitness mobile app and additional in-club amenities, such as water massage beds and chairs, massage chairs, tanning equipment and hot/cold recovery lounges. Our PF Black Card penetration percentage has increased from 62.6% as of December 31, 2021 to 66.5% as of December 31, 2025, and our average monthly dues per member have increased from $17.63 to $19.51 over the same period. For a definition of PF Black Card penetration percentage, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.“—How We Assess the Performance of our Business.”
•Refine club floor plans and amenities to enhance franchise returns. We work to optimize club layouts and high-value amenities to improve unit economics for our franchisees. This includes offering premium amenities such as water massage beds and chairs, massage chairs, tanning equipment and hot/cold recovery lounges. Furthermore our franchisees are contractually obligated to purchase high-quality Planet Fitness branded fitness equipment from us (or approved vendors) at competitive pricing, due to our scale and negotiating power, and replace that equipment every five to nine years. We believe that regularly refreshing equipment and remodeling clubs provides for efficient club formats and modern equipment and amenities, which in turn helps our franchisee-owned and corporate-owned clubs maintain a consistent, high-quality member and fitness experience and is a contributing factor that drives new member growth.
Our industry
Due to our unique positioning which allows us to appeal to a broad population, inclusive of all fitness levels from beginners to athletes, we believe Planet Fitness has an addressable market that is significantly larger than the traditional health club industry. We compete broadly for consumer discretionary spending related to leisure, sports, entertainment and other non-fitness activities in addition to the traditional health club market. Both our standard Classic Card and PF Black Card memberships are priced significantly below the 2024 industry average of $69 per month, the latest available estimate from our industry’s trade association, the Health & Fitness Association, formerly known as the International Health, Racquet & Sportsclub Association.
Membership
We make it simple for members to join and manage their membership, whether online, through our mobile application or in-club—no pushy sales tactics, no pressure and no complicated rate structures. Our members generally pay the following amounts (or an equivalent amount in the club’s local currency):

•monthly membership dues starting at only $15 to new members for our standard Classic Card membership, or $24.99 for PF Black Card membership;
•current standard annual fees of $49; and
•enrollment fees of $0 to $59.
Belonging to a Planet Fitness club has perks whether members select the standard Classic Card membership or the premium PF Black Card membership. Every member can take advantage of PF Perks and get free, unlimited fitness instruction included in their monthly membership fee. Our PF Black Card members also have the right to reciprocal use of all Planet Fitness clubs, can bring a friend with them each time they work out, and have access to massage beds and chairs and tanning, among other benefits. PF Black Card benefits extend beyond our club as well, with exclusive specials and enhanced discount offers from select third-party retail partners in our PF Perks program. While some of our memberships require a cancellation fee, we offer, and require our franchisees to offer, a non-committal membership option.
We utilize electronic funds transfer (“EFT”) as our primary method of collecting monthly dues and annual membership fees. Approximately 87% of membership fee payments to our corporate-owned and franchise clubs are collected via Automated Clearing House (“ACH”) direct debit. We believe there are certain advantages to receiving a higher concentration of ACH payments, as compared to credit card payments, including less frequent expiration of billing information and reduced exposure to subjective chargeback or dispute claims and fees.
Our clubs
We had 2,896 clubs system-wide as of December 31, 2025, of which 2,604 were franchisee-owned and 292 were corporate-owned, located in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. The map below shows our franchisee-owned clubs by location, and the accompanying table shows our corporate-owned clubs by location.

Franchisee-owned club count by location

| Corporate-owned Clubs | |
|---|---|
| Canada | 2 |
| Ontario | 2 |
| United States | 277 |
| Alabama | 6 |
| Delaware | 5 |
| Florida | 68 |
| Georgia | 25 |
| Maine | 6 |
| Massachusetts | 4 |
| New Hampshire | 23 |
| New Jersey | 17 |
| New York | 42 |
| North Carolina | 17 |
| Pennsylvania | 23 |
| South Carolina | 39 |
| Vermont | 2 |
| Spain | 13 |
| **Total** | **292** |

AK 6
BC 12
AB 14
SK 3
MB 6
ON 45
NF 2
NB 2
NS 2
ME 7
WA 53
MT 6
ND 5
MN 37
VT 4
NH 2
MA 88
OR 30
ID 8
SD 4
WI 46
NY 110
WY 4
MI 98
CT 39
RI 19
IA 21
NE 15
PA 119
NJ 71
NV 24
OH 117
MD 52
DE 8
IL 107
IN 67
UT 14
CO 42
WV 12
VA 67
DC 3
MO 40
KS 18
KY 42
CA 225
NC 76
TN 60
OK 25
AR 21
SC 18
AZ 58
NM 18
MS 26
AL 34
GA 75
HI 7
TX 221
LA 38
FL 105
Queensland 11
New South Wales 13
Victoria 6
Mexico 47
Panama 9
Puerto Rico 20
Spain

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
Leases
We lease our corporate headquarters (which we refer to as the “Club Support Center”) and all but one of our corporate-owned clubs. Our club leases typically have initial terms of 10 to 12 years and typically include one or more renewal options that can generally extend the lease term from three to 10 years or more, exercisable at our discretion. Our Club Support Center serves as our base of operations for substantially all of our executive management and employees who provide our primary corporate support functions.
Franchisees own or directly lease from a third-party each Planet Fitness franchise location. We have not historically owned or entered into leases for Planet Fitness franchisee-owned clubs and historically have generally not guaranteed franchisees’ lease agreements, although we have done so in a few certain instances.

Franchising
Franchising strategy
We rely heavily on our franchising strategy to develop new Planet Fitness clubs, leveraging the ownership of entrepreneurs with specific local market expertise. As of December 31, 2025, there were 2,604 franchisee-owned Planet Fitness clubs operated by 86 franchisee groups. The majority of our existing franchise operators are multi-unit operators. As of December 31, 2025, approximately 98% of all franchise clubs were owned and operated by a franchisee group that owned at least three clubs, and while our largest franchisee owned 208 clubs, only 44% of our franchisee groups own 10 or more clubs. When considering a potential franchisee, we generally evaluate the potential franchisee’s prior experience in franchising or other multi-unit businesses, history in managing profit and loss operations, financial history and available capital and financing.
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
Franchise agreements
For each franchised Planet Fitness club, we enter into a franchise agreement covering standard terms and conditions. Planet Fitness franchisees are not granted an exclusive area or territory under the franchise agreement. The franchise agreement requires that the franchisee operate the Planet Fitness club at a specific location and in compliance with our standard methods of operation, including providing the services, using the vendors and selling the merchandise that we require. The current franchise agreement stipulates a 12-year term. Additionally, franchisees must purchase equipment from us (or our required vendors in the case of our franchisees located in certain international markets) and generally replace the fitness equipment in their clubs every five to nine years, based on club volume, and refurbish and remodel their clubs in year 12.
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
Training. We continue to update and expand Planet Fitness University, a comprehensive training resource to help franchisees operate successful clubs. Courses are delivered online, and content focuses on customer service, operational policies, brand standards, cleanliness, security awareness, crisis management and vendor product information. The core online curriculum is offered in both English and Spanish to support our Spanish-speaking employees. We regularly add and improve the content available on Planet Fitness University as a no-cost service to help enhance training programs for franchisees. Additional training opportunities offered to our franchisees include new owner orientation, operations training and workshops held at our Club Support Center, in clubs and through regularly held webinars and seminars.
Operational support and communication. We believe convening with our franchisees in person is an important opportunity to further strengthen our relationships and share best practices. We have dedicated operations and marketing teams providing ongoing support to franchisees. We are hands on—we communicate regularly with our franchisee base to keep them informed and we often attend franchisees’ presales and grand openings. We also host franchisee meetings every other year, known as “PF Huddles,” alternating with a franchisee conference in the intervening years, which are geared toward franchisees and their operations teams.
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
We also use mystery shoppers to perform anonymous reviews of franchisee-owned clubs. We generally select franchisee-owned clubs for review randomly but also target underperforming clubs and clubs that have not performed well on previous visits from their operations team. In 2025, we rolled out a survey tool system wide to track and aggregate net promoter scores in clubs which will help us further track member sentiment on a club-by-club basis.
Marketing
Marketing strategy
Our marketing strategy demonstrates our brand promise to Grow Stronger Together and our high-value experience highlights our key brand differentiators: access to best-in-class equipment in a Judgement Free environment. We employ memorable and creative advertising, which not only drives membership sales, but also showcases our brand philosophy, that all levels can belong and get stronger at Planet Fitness. We see Planet Fitness as a community gathering place, and the heart of our marketing strategy is to reinforce the “feel good” mental and physical benefits of exercise and create a welcoming in-club environment for our members.
Marketing spending
National advertising. We support our franchisees and corporate-owned clubs both at a national and local level. We manage the National Advertising Fund (“NAF”) and Canadian Advertising Fund (“CAF” collectively with the NAF, the “NAFs”) for franchisees and corporate-owned clubs, with the goals of generating national awareness through advertising and media partnerships, developing and maintaining creative assets to support local sale periods throughout the year, and building and supporting the Planet Fitness community via digital, social media and public relations. Our current U.S. and Canadian franchise agreements generally require our franchisees and corporate-owned clubs to contribute approximately 2% annually of their gross monthly and annual membership dues to our NAFs. In 2025, the NAFs spent $98.1 million combined to support our national marketing campaigns, our social media platforms and the development of local advertising materials, of which $10.5 million was from our corporate-owned clubs and is included in club operations expense on the consolidated statements of operations.
Local marketing. Our current franchise agreement requires our franchisees and corporate-owned clubs in the U.S. and Canada to spend 7% of their monthly dues on local marketing to support branding efforts and promotional sale periods throughout the year. In situations where multiple ownership groups exist in a geographic area, we have the right to require franchisees to form or join regional marketing cooperatives to maximize the impact of their marketing spending. Our corporate-owned clubs participate in regional marketing cooperatives with franchisees, where practical. All franchisee-owned clubs are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their clubs on a local level. These methods may include direct mail, outdoor (including billboards), television, radio and digital advertisements and local partnerships and sponsorships.
For 2026, the franchisees voted to increase the contributions to our NAFs from 2% to 3% and decrease contributions to local marketing from 7% to 6%. This 1% shift will allow us to increase the size of our NAFs in 2026, and we believe that the shift will unlock new marketing opportunities for our brand while resulting in marketing efficiencies.
Marketing partnerships
Given our scale and marketing resources through our NAFs, we have aligned ourselves with high-profile media partners who have helped to extend the reach of our brand. For the past 11 years, we have sponsored “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” and have been the sole presenting sponsor of the Times Square New Year’s Eve celebration through the Times Square Alliance, allowing the brand to be featured prominently in TV broadcasts covering Times Square during the celebration. This has allowed us to showcase the Planet Fitness brand and our judgement free philosophy to an estimated over one billion TV viewers across the globe annually at a key time of year when health and wellness is top of mind for consumers.
Judgement Free Generation
The Judgement Free Generation is Planet Fitness’ signature philanthropic initiative designed to advance youth wellbeing and empower the next generation to create kinder communities in partnership with Boys & Girls Clubs of America. With our Judgement Free Zone principle as a solid foundation, the Judgement Free Generation aims to empower the next generation to prioritize their physical, emotional and social wellbeing and promote a more judgement free planet— a place where everyone feels accepted and like they belong.
Since 2016, we have partnered with Boys & Girls Clubs of America to make a meaningful impact on the lives of today’s youth, positively impacting more than 500,000 youth annually and together with our franchisees, members, team members, and vendors, Planet Fitness has donated more than $12.0 million since the partnership began to support youth well-being and pro-kindness initiatives.
Competition
Our members, and prospective members, come from a wide range of fitness levels with varying goals in maintaining and improving their health and well being. As such, we believe that we compete for discretionary resources and time with a broad range of fitness, health and wellness industry participants, including:
•other health and fitness clubs;
•physical fitness and recreational facilities established by non-profit organizations such as YMCAs and by businesses for their employees;
•private studios and other boutique fitness offerings;
•racquet, tennis, pickleball and other athletic clubs;
•amenity and condominium/apartment clubs;
•country clubs;
•community centers;
•online personal training and fitness coaching;
•providers of digital fitness content and wearable devices;
•the home-use fitness equipment industry;
•local tanning salons;
•wellness centers;
•businesses offering similar or ancillary services; and
•other businesses that rely on consumer discretionary spending in the fitness and wellness industry.
The global health fitness and wellness industry is highly competitive and fragmented. The number, size and strength of our competitors vary by region. Some of our competitors have an established presence in local regions or national-level recognition in their respective countries, and some are established in geographic locations in which we have existing clubs or intend to locate new clubs. The competition we face is more significant internationally, where we have a limited number of clubs and more limited brand recognition. Further, other forms of leisure and recreational activities are available to our members and prospective members.

Our objective is to compete primarily based upon the membership value proposition we are able to offer due to our high-quality fitness experience, judgement-free atmosphere and superior customer service, all at an attractive value, which we believe differentiates us from our competitors.
Our competition continues to increase as we continue to expand into new markets and add clubs in existing markets. See also “Risk Factors—Risks related to our business and industry—The high level of competition in the health, fitness and wellness industry could materially and adversely affect our business.”
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
Human Capital
Workforce
As of December 31, 2025, we employed 4,020 employees at our corporate-owned clubs and 373 employees in the aggregate who support corporate and corporate-owned club activities at our Club Support Center and in Canada and Spain. None of our employees are represented by labor unions, and we believe we have an excellent relationship with our employees.
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
Employee Engagement and Workplace Culture
At Planet Fitness, we believe that culture is the core of our business. To ensure that our culture is rooted in ongoing engagement with our team members, we host small informal meetings with team members across all departments, including lunch with our CEO and quarterly town halls. These conversations are designed to bring feedback about aspects of the business that are important to our workforce to the forefront of management’s attention, and to increase direct engagement and trust at every level of the company. Feedback is carefully reviewed by our human resources teams and shared with our executive leadership team, including our CEO.
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
We offer over 50 courses through Planet Fitness University, our online training development program available to all team members. In order to support franchisees’ growing leadership teams, we offer an operations leadership training to assist with the onboarding and training process for multi-unit leaders and executives who are new to the brand. Ongoing programs at Planet Fitness include professional level workshops led by our training department, in addition to LeadDev, our competency-based leadership development program for the accelerated development of our highest potential team members. In 2025, there were over 40,000 active users of the PF University platform across our franchise community.
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
•We provide health insurance, telehealth, prescription drug benefits, dental insurance, vision insurance, life insurance, disability insurance, health savings accounts, health and dependent care flexible spending accounts, tuition reimbursement, paid parental leave, childcare reimbursement and wellness initiatives to eligible team members.
Health & Safety
Given our core mission is centered on improving people’s lives and keeping people healthy and the customer-facing nature of our business, the overall health and safety of our team members and our members has been a longstanding priority for the company and a core component of our broader environmental, social and corporate governance (“ESG”) objectives and strategy.
Inclusion & Belonging
In our clubs and Club Support Center, we’re committed to fostering an environment where all team members and members feel accepted, respected, and like they belong. We believe that a variety of thoughts, perspectives, experiences, and backgrounds within our workforce makes us stronger and is core to who we are as a brand. We work to foster inclusion and belonging across our organization through programs and partnerships focused on addressing our short and long-term business priorities.
Planet Fitness discloses workforce representation across ethnic/racial groups, gender and employee level. More information can be found in our 2025 ESG Report to be published in the spring of 2026.
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
Our back-office computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics as well as support the daily operations of our Club Support Center. These computer systems include third-party hosted systems that support our franchise management, real estate, and construction processes, third-party hosted financial systems, third-party hosted data warehouses and business intelligence system to consolidate multiple data sources for reporting, advanced analysis, consumer insights and financial analysis and forecasting, a third-party hosted human resource management and payroll system and a third-party hosted call center software solution to manage and track member-related requests. We also provide our franchisees access to a web-based, third-party hosted custom franchise management system to receive informational notices, operational resources and updates, training materials and other franchisee communications.
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
Intellectual property
We own many registered trademarks and service marks in the U.S. and in other countries, including “Planet Fitness,” “PF,” “Judgement Free Zone,” “PE@PF,” “Lunk Alarm,” “Black Card,” “PF Black Card,” “Black Card Spa,” “No Gymtimidation,” “You Belong,” “The Judgement Free Generation,” “PF+” and various other trademarks and trade dress. We believe the Planet Fitness name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we pursue registration of our marks in select international jurisdictions, monitor the use of our marks in the U.S. and internationally and challenge any unauthorized use of the marks.
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
Summary of Risk Factors
Risks related to our business and industry
•Our success depends substantially on the value of our brand, which could be materially and adversely affected by the high level of competition in the health, fitness and wellness industry, our ability to anticipate and satisfy consumer preferences, shifting views of health and fitness and our ability to obtain and retain high-profile strategic partnership arrangements.
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
The high level of competition in the health, fitness and wellness industry could materially and adversely affect our business.
We compete with a fragmented group of participants in the global health, fitness and wellness industry, including: other health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis, pickleball and other athletic clubs; amenity and condominium/apartment clubs; country clubs; community centers; online personal training and fitness coaching; providers of digital fitness content and wearable devices; the home-use fitness equipment industry; local tanning salons; wellness centers; businesses offering similar or ancillary services; and other businesses that rely on consumer discretionary spending in the health, fitness and wellness industry. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our position and brand recognition and impair our growth rate and profitability. Moreover, we expect the competition to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with members’ and prospective members’ time and resources. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members. Non-profit organizations in our markets may be able to obtain land and construct clubs at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Luxury fitness companies may reduce prices and create strong value propositions or create lower price brand alternatives. Furthermore, due to the increased number of low-cost health and fitness club alternatives and digital fitness alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing members and our ability to attract new members, which in each case could materially and adversely affect our results of operations and financial condition. Consumer demand for digital member management functionality and digital fitness offerings has been increasing, which has required us to effectively recruit the skills and talent structure needed to adequately compete in this space, in addition to investing incremental marketing and digital infrastructure funds to produce and deliver differentiated content.

If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.
Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers or at-home fitness options; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model, or that consumers could prefer health and fitness opportunities outside of the gym that do not align with our business model. The increased prevalence of weight loss medications may negatively impact consumer demand for health and fitness centers, particularly if consumers perceive such medications as a substitute for exercise-based fitness programs. Failure to predict and respond to changes in public opinion, public research and consumer preferences could adversely impact our business.
If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.
A principal component of our marketing program has been to partner with high-profile marketing partners, such as our sponsorship of ABC’s “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest 2026,” to help us extend the reach of our brand. Although we have partnered with several well-known partners in this manner, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our brand, business and revenues.
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
We are highly dependent on the services of our senior management team and other key employees at our Club Support Center and our corporate-owned clubs, and on our and our franchisees’ ability to recruit, retain and motivate their own key employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities or the loss of current key employees could adversely affect our and our franchisees’ operating efficiency and financial condition.
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
•problems entering international markets with well-established competitors and different cultural bases and consumer preferences;
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
A substantial portion of our revenues come from royalties, which are generally based on a percentage of gross monthly membership dues and annual fees at our franchise clubs or, in certain cases, a sliding scale based on gross monthly membership dues, other fees and commissions generated from activities associated with our franchisees, and equipment sales to our franchisees. As a result, our financial results are largely dependent upon the operational and financial results of our franchisees. As of December 31, 2025, we had 86 franchisee groups operating 2,604 clubs. Negative economic conditions, including recession, public health emergencies, inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition.
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
Franchise agreements and franchisee relationships. Our franchisees develop and operate their clubs under terms set forth in our ADAs and franchise agreements, respectively. These agreements typically give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We implemented our franchise growth model which, among other things, provides for extended franchise agreement terms, up to 12 years, and provides more flexibility on the timing of re-equipment obligations. We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members and could result in costly litigation between us and our franchisees. Finally, we have the discretion to, and may change over time, the financial and other terms of our franchise agreements and ADAs offered to new franchisees and developers. In the past, we have sought to discuss and reach accord with our franchisee association over such changes, but there is no assurance that we will be successful in such efforts in the future. If we were unsuccessful, this may lead to discord with our franchisee association that could have a detrimental effect on the growth of our business.
While our revenues from franchisees are not concentrated among one or a small number of parties, the success of our franchise model depends in large part on our ability to maintain contractual relationships with franchisees in profitable clubs. Under our franchise growth model, a typical franchise agreement has a term of between 10 and 12 years. Our largest franchisee group accounts for approximately 7% of our total clubs and another large franchisee group accounts for approximately 7% of our total clubs as of December 31, 2025. If we fail to maintain or renew our contractual relationships on acceptable terms for these or other clubs, or if one or more of these large franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially and adversely affected.
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
We and our franchisees are responsible at the clubs we each operate for compliance with federal, state, international, provincial and local laws that regulate the relationship between clubs and their members. Many states and provinces have consumer protection regulations and laws, including laws to regulate, methods of cancellation and automatic renewals of contracts, that may limit the collection of membership dues or fees prior to opening, require certain disclosures of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements for clubs, govern member rights in the event of a member relocation or disability, provide for specific member rights when a club closes or relocates, require us to offer specific mechanisms for membership cancellation, provide rights of rescission, impose periodic notice requirements, including for consent confirmation, automatic renewal reminder, options for cancellation, or limit automatic membership renewals. Similar to the state and provincial laws described above, the FTC previously proposed a Click to Cancel Rule, which imposed certain disclosure, consent, cancellation, and no misrepresentation requirements relating to automatic renewal provisions included in certain memberships. While the FTC’s Click to Cancel Rule was voided by the U.S. Court of Appeals for the Eighth Circuit in July 2025, the FTC continues to actively define new standards for automatic renewal provisions, has taken initial steps to propose a new rule on automatic renewal provisions and has recently prioritized enforcement actions against companies offering auto-renewing products and services. Additionally, we and our franchisees are subject to state and federal total price disclosure laws which regulate the display of pricing for services or products provided, as well as state merchant surcharge regulations which regulate disclosure rules for a merchants’ ability to pass on credit card processing fees to consumers. Our or our franchisees’ failure to comply fully with these laws, rules or requirements may subject us or our franchisees to fines, penalties, damages and civil liability, result in membership contracts being void or voidable, or otherwise harm our brand or reputation. In addition, states or provinces may update these laws and regulations. Any additional costs that may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

We and our franchisees are subject to laws and regulations governing the collection, use, disclosure, security or other processing of personal information including in the U.S., E.U., Canada, Panama, Mexico, Australia and Spain, as well as self-governing standards promulgated by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the NACHA and the Canadian Payments Association. In the U.S. in particular, there are rules and regulations promulgated under the authority of the FTC, the CCPA, and various other federal and state data privacy and breach notification laws. In California, the CCPA was amended and expanded by the California Privacy Rights Act (the “CPRA”). The CCPA, as amended, broadly defines personal information, provides an expansive meaning to activity considered to be a sale or sharing of personal information, and gives California consumers expanded privacy rights and protections, including the right to opt out of the sale of personal information or the sharing of personal information for purposes of cross-context behavioral advertising. The CCPA also requires that businesses make disclosures to California consumers about their collection and use practices and restricts a business’s ability to use, disclose or retain personal information, in some cases. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA has further established a new enforcement agency in California dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CCPA have recently gone into effect in many other states, and several other states have passed similar laws that will go into effect in the next few years. It is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. The data privacy laws under consideration by federal and state legislators also include sector-specific laws. The My Health My Data Act, which recently became effective in Washington, contains new notice and consent requirements for the processing of “consumer health data” with the potential for large penalties enforceable through private lawsuits. The FTC and other authorities are likewise imposing standards for the collection, use, dissemination and security of personal information under consumer protection laws. Additionally, in the United States, laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the internet are applicable to our business, including the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (“CAN-SPAM Act”). The TCPA places certain restrictions on making certain outbound calls, faxes, and text messages to consumers. The CAN-SPAM Act imposes penalties for the transmission of commercial emails that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from the sender. Further, state and federal auto-renewal laws continue to evolve, which may require us to make changes to our processes in order to comply with such laws. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our or our franchisees’ handling of personally identifiable information that is housed in one or more of our, or our franchisees’ databases, or those of their third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, a franchisee or vendor, could have adverse effects on our and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against their licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be acquired, disclosed or lost due to a hacking event or unauthorized access to our or our franchisees’ information systems, or through publication or improper disclosure, any of which could result in fines, legal claims, or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from impacted individuals, any of which could have a material adverse effect on our business, financial condition, and results of operations. We maintain and require our franchisees to maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses.
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
All but one of our corporate-owned clubs are located on leased premises. The leases for corporate-owned clubs generally have an initial term of 10 to 12 years and typically include one or more renewal options that can generally extend the lease term from three to 10 years or more, as well as for rent escalations. Moreover, although historically we have generally not guaranteed franchisees’ lease agreements, we have done so in a few certain instances and may do so from time to time.
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
Our clubs require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. We implemented our franchise growth model which, among other things, extends franchise agreement terms up to 12 years and provides more flexibility on the timing for re-equipment obligations. We and our franchisees have experienced, and may in the future experience, increased costs due to inflation and supply chain disruptions brought on by public health emergencies, threatened or imposed trade controls or tariffs, geopolitical instability, adverse weather conditions, including due to climate change, and other factors. Additionally, certain of our vendors operate manufacturing facilities in countries, such as Canada, China, Mexico and Germany, that have in the past and may in the future be subject to tariffs imposed by the U.S. government. While some of these vendors have taken proactive measures, such as moving their manufacturing facilities out of countries subject to such tariffs, to reduce the applicability or impact of such tariffs, the imposition of future tariffs or the increase in existing tariffs could result in these vendors increasing their prices, resulting in increased costs for us and our franchisees. Despite the changes under our franchise growth model, our franchisees may not realize the benefits of such flexibility if costs continue to rise. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may result in lower profits to the franchisees, which may cause them to terminate their franchise agreement or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations and financial condition.
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
Equipment and certain products and services used by us, including our exercise equipment, point-of-sale software and hardware, and digital content produced for our mobile application, are sourced from third-party suppliers. In addition, we rely on third-party suppliers to manage and maintain our websites and online join processes, and in 2025 approximately 88% of our new members joined either online through our websites or through our mobile application. Although we believe that adequate substitutes are currently available, we depend on these third-party suppliers to operate our business efficiently and consistently meet our business requirements. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to technical and operational uncertainties that are beyond our control, including, for our overseas suppliers, tariffs, vessel availability and port delays or congestion. Any disruption to our suppliers’ operations could increase our and our franchisees’ costs, impact our supply chain, our ability to retain customers, and our ability to service our existing clubs and open new clubs on time or at all and thereby generate revenue. If we lose such suppliers or our suppliers encounter financial hardships unrelated to the demand for our equipment or other products or services, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time-consuming and expensive and may result in interruptions in our operations. If we should encounter increased costs, delays or difficulties in securing the quantity of equipment we or our franchisees require to open new and refurbish existing clubs, or our suppliers encounter difficulties meeting our and our franchisees’ demands for products or services, our and our franchisees’ ability to open new clubs or remodel or service existing clubs may be interrupted. If our websites or other digital platforms experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of products or services provided or there is damage to the value of one or more of our vendors’ brands, our ability to serve our members and grow our brand may be interrupted. If any of these events occurs, it could have a material adverse effect on our business and operating results.
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
In light of the increased public interest and technological advancements in artificial intelligence and other similar technologies, our failure to efficiently incorporate such technologies into our business may result in the deterioration of our financial performance. To the extent we pursue or utilize artificial intelligence technologies (either directly or through our franchisees or third-party information technology vendors or service providers), the incorporation of such technologies into our business may require substantial resources to be expended, may divert the attention of management, and/or may prove to be unsuccessful or even harmful to our business, including by producing inaccurate data or information, by relying on algorithms or training data that may be flawed, biased, or insufficient, by producing intellectual property that is not capable of being owned, enforced, or protected, and/or by increasing the risk that we become subject to claims that we violate third-party intellectual property rights, rights of publicity, or data rights, or consumer class action and other consumer claims. There has also been increased scrutiny from regulators and other bodies regarding the use of data in connection with artificial intelligence and similar technologies, including around the use of personal data in a manner that may involve identifying, tracking, or marketing to individuals. The legal regimes and enforcement actions associated with artificial intelligence continue to change rapidly and may not be predictable. Additionally, if we or our franchisees or third-party information technology vendors or services providers adopt such technologies for use in connection with our business, several factors, including the public perception of adopting such technologies, any failure to appropriately govern their use, or if such technologies are used in a manner that is unethical, insecure, biased, or otherwise inappropriate—whether justified or not— in each case, could harm our reputation, increase scrutiny from or actions by regulators, consumer groups or other third parties, increase the scope of regulation or government restrictions applicable to us, involve us or our franchisees in litigation, or otherwise have a material adverse impact on our business or financial position.
Risks related to our indebtedness
Substantially all of the assets of certain of our subsidiaries are security under the terms of securitization transactions that were completed on August 1, 2018, December 3, 2019, February 10, 2022, June 12, 2024 and December 15, 2025.
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
The Master Issuer entered into an amended and restated base indenture (replacing the Original Base Indenture) and a related supplemental indenture (collectively, the “2022 Indenture”) on February 10, 2022, under which the Master Issuer issued $425 million Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I (the “2022 Class A-2-I Notes”) and $475 million Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II (the “2022 Class A-2-II Notes,” and together with the 2022 Class A-2-I Notes, the “2022 Notes”, and together with the Securitized Senior Notes and the 2022 Variable Funding Notes (as defined below) then outstanding, the “2022 Notes”). In connection with such Series 2022-1 Issuance (as defined below), the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the 2018 Class A-2-I Notes, and the Master Issuer also entered into a new revolving financing facility that allows for the issuance of up to $75 million in Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes”) and certain Letters of Credit (the issuance of such notes, the “Series 2022-1 Issuance”), which were undrawn as of December 31, 2025.
On June 12, 2024, the Master Issuer completed a prepayment in full of its 2018 Class A-2-II Notes and an issuance of Series 2024-1 5.765% Fixed Rate Senior Secured Notes, Class A-2-I with an initial principal amount of $425 million and an anticipated repayment term of five years and Series 2024-1 6.237% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $375 million and an anticipated repayment term of 10 years (together, the “2024 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The 2024 Notes were issued under the 2018 Indenture and a related supplemental indenture dated June 12, 2024 (the “2024 Indenture” and the issuance of such notes, the “Series 2024-1 Issuance”).
On December 15, 2025, the Master Issuer completed a prepayment in full of its 2022-1 Class A-2-I Notes and an issuance of Series 2025-1 5.274% Fixed Rate Senior Secured Notes, Class A-2-I (the “2025 Class A-2-I Notes”) with an initial principal amount of $400.0 million and Series 2025-1 5.649% Fixed Rate Senior Secured Notes, Class A-2-II (the “2025 Class A-2-II Notes” and together with the 2025 Class A-2-I Notes, the “2025 Notes”) with an initial principal amount of $350.0 million, and also entered into a new revolving financing facility that allows for the issuance of up to $75.0 million in Variable Funding Notes (the “2025 Variable Funding Notes,” and together with the 2022 Variable Funding Notes, the “Variable Funding Notes”) and certain Letters of Credit (the issuance of such notes, the “Series 2025-1 Issuance”). The 2025 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 15, 2025 (together, with the 2019 Indenture, 2022 Indenture, and the 2024 Indenture, the “Indenture”).

The 2018 Notes, 2019 Notes, 2022 Notes, 2024 Notes, the 2025 Notes, the 2022 Variable Funding Notes and the 2025 Variable Funding Notes are referred to collectively as the “Securitized Senior Notes.”
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
The outstanding Securitized Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2019 Notes, 2022 Notes, 2024 Notes and 2025 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The outstanding Securitized Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of Planet Fitness Holdings, LLC), an event of default and the failure to repay or refinance the Securitized Senior Notes on the applicable anticipated repayment date. The outstanding Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the outstanding Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
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
Under the Indenture, Master Issuer had approximately $2.5 billion of outstanding debt as of December 31, 2025. Additionally, the Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $75 million pursuant to the 2022 Variable Funding Notes and up to an aggregate principal amount of $75 million pursuant to the 2025 Variable Funding Notes. The Company had no amounts outstanding on the 2022 Variable Funding Notes or 2025 Variable Funding Notes as of December 31, 2025.
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
•subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness with respect to the Variable Funding Notes or the refinancing of the outstanding Securitized Senior Notes or the Variable Funding Notes; and
•increasing the possibility that we may be unable to generate cash sufficient for the Master Issuer to pay, when due, interest on and principal of the Securitized Senior Notes.
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
The payment obligations under the tax receivable agreements are obligations of Planet Fitness, Inc., and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. In particular, assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with all past and future exchanges and sales of Holdings Units as described above would aggregate to approximately $488.5 million over the remaining term of the tax receivable agreements based on a price of $108.47 per share of our Class A common stock (the closing price per share of our Class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day for the fiscal year ending December 31, 2025) and assuming all future sales had occurred on such date. Under such scenario, we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $415.3 million, over the applicable period under the tax receivable agreements. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us, and tax receivable agreement payments by us, will be calculated using the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments under the tax receivable agreements are not conditioned on the TRA Holders’ ownership of our shares.
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
As a result of the foregoing, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to finance our obligations under the tax receivable agreements in a manner that does not adversely affect our working capital and growth requirements. For example, if we had elected to terminate the tax receivable agreements as of December 31, 2025, based on a share price of $108.47 per share of our Class A common stock (based on the closing price of our Class A common stock on the NYSE on the last trading day for the fiscal year ending December 31, 2025) and a discount rate equal to 5.4%, we estimate that we would have been required to pay $329.8 million in the aggregate under the tax receivable agreements.
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
•the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and
•limitations on the ability of stockholders to call special meetings and to take action by written consent.
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
Since our IPO through December 31, 2025, the price of our Class A common stock, as reported by the NYSE, has ranged from a low of $13.23 on February 11, 2016 to a high of $113.55 on July 22, 2025. In addition, in recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock has in the past, and in the future could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
On December 15, 2025, our board of directors approved a share repurchase program of up to $500.0 million (the “2025 Share Repurchase Program”) to replace the 2024 share repurchase program of up to $500 million approved by our board of directors on June 13, 2024 (the “2024 Share Repurchase Program”), contingent upon the completion of a $350.0 million accelerated share repurchase agreement (the “2025 ASR Agreement”). The 2025 Share Repurchase Program became effective on January 12, 2026 upon the completion of the 2025 ASR Agreement. As of December 31, 2025, there were no remaining funds under the 2024 Share Repurchase Program following the effectiveness of the 2025 Share Repurchase Program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors. Although this repurchase program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The repurchase program could affect the price of our stock and increase volatility. Price volatility may cause the average price at which the Company repurchases its stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that we will buy shares of our common stock or the timeframe for repurchases under our stock buyback program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock buyback program, and the availability of funds necessary to continue purchasing stock.

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
Managing Material Risks & Integrated Risk Management
Planet Fitness has strategically integrated cybersecurity risk management into our broader risk management framework informed by industry standards and best practices to promote a company-wide culture of cybersecurity risk management. Our risk management team works closely with our information technology (“IT”) department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. These risks are captured and prioritized in a risk register.
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
Monitor Cybersecurity Incidents
The Vice President of IT Security and Senior Director of Information Security implement and oversees processes for the monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have implemented an incident response plan, which includes actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
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
Board of Directors Oversight
The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management, technology, and finance.
Management’s Role Managing Risk
The Vice President of IT Security, Senior Director of Information Security and Chief Information Officer (“CIO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. These individuals have over two decades of professional experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments. Both individuals previously held positions similar to their current roles at other large publicly traded organizations, including global retail e-commerce and mobile-commerce brands. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
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
Reporting to Board of Directors
The Vice President of IT Security and Senior Director of Information Security regularly informs the CIO, Chief Financial Officer (“CFO”) and other executive team leaders of aspects related to cybersecurity risks and incidents. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors where appropriate.
Item 2. Properties
Our Club Support Center is located in Hampton, New Hampshire and consists of approximately 71,700 sq. ft. of leased office space. It is the base of operations for our executive management and nearly all of the employees who provide our primary corporate and franchisee support functions.
Corporate-Owned Clubs
We lease all but one of our corporate-owned clubs. Our club leases typically have initial terms of 10 to 12 years and typically include one or more renewal options that can generally extend the lease term from three to 10 years or more, exercisable at our discretion. The following table lists all of our corporate-owned club counts by state, province or country as of December 31, 2025:

State/Province/Country	Club Count
Florida	68
New York	42
South Carolina	39
Georgia	25
Pennsylvania	23
New Hampshire	23
North Carolina	17
New Jersey	17
Spain	13
Alabama	6
Maine	6
Delaware	5
Massachusetts	4
Ontario	2
Vermont	2
Total	292
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
Holders of Record
As of February 20, 2026, there were 32 stockholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 20, 2026, there were 7 stockholders of record of our Class B common stock, and there is no public market for these shares.
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
Performance Graph
The following graph and table depict the cumulative total shareholder return for our Class A common stock, the S&P 500 Index, the Russell 2000 Index, and the Invesco Dynamic Leisure and Entertainment ETF (“PEJ”) for the five years ended December 31, 2025. The graph and table assume that $100 was invested at the market close on the last trading day for the fiscal year ending December 31, 2020.
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

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2020
2021
2022
2023
2024
2025
Planet Fitness, Inc.
Russell 2000 Index
S&P 500 Index
Invesco Dynamic Leisure and Entertainment ETF (PEJ)

	2020	2021	2022	2023	2024	2025
Planet Fitness, Inc.	$100.00	$116.68	$101.51	$94.04	$127.36	$139.73
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
Invesco Dynamic Leisure and Entertainment ETF (PEJ)	$100.00	$122.78	$92.08	$107.31	$135.41	$161.32
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2025.
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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2025.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)(3) (in millions)
10/31/2025	—	$—	—	$350.0
11/30/2025	—	$—	—	$350.0
12/31/2025	2,548,234	$109.88	2,548,234	$0.0
Total	2,548,234		2,548,234
(1) Average price paid per share includes any broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
(2) On December 12, 2025, the Company entered into a $350 million accelerated share repurchase agreement (the “2025 ASR Agreement”) with Citibank, N.A. (the “Bank”), under the 2024 share repurchase program. Pursuant to the terms of the 2025 ASR Agreement, on December 16, 2025, the Company paid the Bank $350 million in cash and received 2,548,234 shares of the Company’s Class A common stock, which were retired, representing 80% of the total 2025 ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. Subsequent to the year ended December 31, 2025, final settlement of the 2025 ASR Agreement occurred on January 12, 2026, where the Bank delivered and the Company retired an additional 754,644 shares of the Company’s Class A common stock. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $108.76 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR Agreement.
(3) On December 15, 2025, the Company’s board of directors approved a share repurchase program of up to $500 million, contingent upon, and effective at, the completion of the 2025 ASR Agreement, to replace the previously approved 2024 share repurchase program. The 2025 Share Repurchase Program became effective on January 12, 2026 upon the completion of the 2025 ASR Agreement. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.
Item 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean clubs are typically 20,000 square feet, with a large selection of high-quality Planet Fitness-branded cardio, circuit- and strength-training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups. We offer this differentiated fitness experience starting at only $15 per month to new members for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, inclusive of all fitness levels from beginners to athletes. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of December 31, 2025, we had approximately 20.8 million members and 2,896 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,896 clubs, 2,604 were franchisee-owned and 292 were corporate-owned.
As of December 31, 2025, we had contractual commitments to open approximately 750 new clubs.

Composition of Revenues, Expenses and Cash Flows
Revenues
We generate revenue from three primary sources:
•Franchise segment revenue: Franchise segment revenue relates to services we provide to support our franchisees and includes royalties, contributions to our NAFs (“NAF revenue”), franchise fees, upfront fees from ADAs, transfer fees, equipment placement revenue, membership join fees and other fees associated with our franchisee-owned clubs. Franchise segment revenue generally does not include the sale of tangible products by us to our franchisees. This source of revenue comprised 35.4% and 35.8% of our total revenue for the years ended December 31, 2025 and 2024, respectively.
•Corporate-owned club segment revenue: Includes monthly membership dues, enrollment fees, annual fees, other fees paid by our members, and retail sales. This source of revenue comprised 41.2% and 42.5% of our total revenue for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately 92% of members at our corporate clubs paid their monthly dues by EFT.
•Equipment segment revenue: Includes equipment revenue for new franchisee-owned clubs as well as replacement equipment for existing franchisee-owned clubs, in the U.S., Canada and Mexico. Franchisee-owned clubs are generally required to replace their equipment every five to nine years. This source of revenue comprised 23.4% and 21.7% of our total revenue for the years ended December 31, 2025 and 2024, respectively.
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
•Selling, general and administrative expenses: Consists of costs primarily associated with administrative, corporate-owned club and franchisee support functions related to our existing business as well as growth and development activities, including certain costs to support equipment placement and assembly services. These costs primarily consist of payroll, information technology, marketing, legal, accounting, strategy and insurance related expenses.
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
On December 15, 2025, the Company completed the Series 2025-1 Issuance pursuant to which the Master Issuer issued the 2025 Notes in an aggregate outstanding principal amount of $750 million and also entered into a new revolving financing facility that allows for the issuance of up to $75 million in 2025 Variable Funding Notes and certain Letters of Credit. In connection with such Series 2025-1 Issuance, the Master Issuer repaid the outstanding principal amount (and all accrued and unpaid interest thereon) of the 2022 Class A-2-I Notes.
See Note 10 to the consolidated financial statements for more information.
Sale of Corporate-owned Stores
On August 19, 2025, the Company sold 8 corporate-owned stores located in California to a franchisee for $21.6 million. The net value of assets derecognized in connection with the sale amounted to $15.2 million, which included goodwill of $10.5 million, intangible assets of $0.2 million, and net tangible assets of $4.4 million, which resulted in a gain on sale of corporate-owned stores of $6.4 million. See Note 5 to the consolidated financial statements.
Share repurchases
During 2025, the Company repurchased and retired Class A common stock for a total cost of $500.0 million, consisting of 1,502,411 shares through open market transactions for $150.0 million and 2,548,234 initial shares representing 80% of a $350.0 million accelerated share repurchase agreement. See “—Share Repurchase Program” below for more information.
Seasonality
Our results are subject to seasonality fluctuations in that member joins are typically higher in January as compared to other months of the year. In addition, our quarterly results may fluctuate significantly because of several factors, including the timing of club openings, timing of price increases of monthly membership dues and general economic conditions.
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
Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the Chief Operating Decision Maker (“CODM”) does not consider in her evaluation of ongoing performance of the segment’s core operations. For additional information, see Note 19 to the consolidated financial statements.
The following tables summarize revenue and Adjusted EBITDA broken out by our segments:

	Years Ended December 31,
(in thousands)	2025	2024
Revenue
Franchise segment	$467,958	$423,247
Corporate-owned clubs segment	546,097	502,287
Equipment segment	310,089	256,120
Total revenue	$1,324,144	$1,181,654
Adjusted EBITDA
Franchise segment	$336,592	$301,122
Corporate-owned clubs segment	206,347	188,751
Equipment segment	94,478	71,778
Segment Adjusted EBITDA(2)	637,417	561,651
Corporate and other Adjusted EBITDA(1)	(85,773)	(73,941)
Adjusted EBITDA(2)	$551,644	$487,710
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
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $5.3 billion and $4.8 billion during the years ended December 31, 2025 and 2024, respectively.
Number of new club openings
The number of new club openings reflects clubs opened during a particular reporting period for both corporate-owned and franchisee-owned clubs. Opening new clubs is an important part of our growth strategy and we expect the majority of our future new clubs will be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue for new corporate-owned clubs, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Our clubs open with an initial start-up period requirement of higher-than-normal marketing spend and operating expenses may also be higher, particularly as a percentage of monthly revenue. New clubs may not be profitable and their revenue may not follow historical patterns. The following table shows the growth in our corporate-owned and franchisee-owned club base:

	Years Ended December 31,
	2025	2024
Franchisee-owned clubs:
Clubs operated at beginning of period	2,445	2,319
New clubs opened or acquired	158	129
Clubs refranchised(1)	8	—
Clubs debranded, sold or consolidated(2)	(7)	(3)
Clubs operated at end of period	2,604	2,445
Corporate-owned clubs:
Clubs operated at beginning of period	277	256
New clubs opened or acquired	23	21
Clubs refranchised(1)	(8)	—
Clubs acquired from franchisees	—	—
Clubs operated at end of period	292	277
Total clubs:
Clubs operated at beginning of period	2,722	2,575
New clubs opened or acquired	181	150
Clubs debranded, sold or consolidated(2)	(7)	(3)
Clubs operated at end of period	2,896	2,722
(1) The term “refranchised” refers to corporate-owned clubs which were sold to an existing franchisee group.
(2) The term “debranded” refers to a franchisee-owned club whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded clubs from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s club with another club located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining club.

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

Clubs acquired from or sold to franchisees are removed from the franchisee-owned or corporate-owned same club sales base, as applicable, upon the ownership change and for the 12 months following the date of the ownership change. These clubs are included in the corporate-owned or franchisee-owned same club sales base, as applicable, beginning with the 13th month after the acquisition or sale. These clubs remain in the system-wide same club sales base in all periods. The following table shows our same club sales:

	Years Ended December 31,
	2025	2024
Same club sales growth:
Franchisee-owned clubs	6.8%	5.2%
Corporate-owned clubs	6.0%	4.5%
System-wide clubs	6.7%	5.0%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,398	2,296
Corporate-owned clubs	266	253
Total clubs	2,672	2,554
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
Average royalty fee percentages for the franchisee-owned clubs
The average royalty fee percentage represents royalties collected by us from our franchisees as a percentage of the monthly membership dues and annual fees that are billed by the franchisees to their member base. We have varying royalty fee structures with our franchisee base, ranging from a tiered monthly fee to a royalty of 7.0% of total monthly dues and annual membership fees across our franchisee base. Our royalty fee in the U.S. and Canada has increased over time to a current rate of 7.0% and 6.59%, respectively, for new franchisees. Our average royalty rate was 6.7% and 6.6% as of December 31, 2025 and 2024, respectively.
PF Black Card penetration percentage
Our PF Black Card penetration percentage represents the number of our recurring billing members that have opted to enroll in our PF Black Card membership program as a percentage of our total recurring billing membership base. PF Black Card members pay higher monthly membership dues than our standard Classic Card membership and receive additional benefits for these additional fees. These benefits include access to all of our clubs system-wide, guest privileges and access to exclusive areas in our clubs that provide amenities such as water massage beds and chairs, massage chairs, tanning equipment and more. We view PF Black Card penetration percentage as a critical metric in assessing the performance and growth of our business. Our PF Black Card penetration percentage was 66.5% and 63.9% as of December 31, 2025 and 2024, respectively.
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
Reconciliations of Non-GAAP Financial Measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Years Ended December 31,
(in thousands)	2025	2024
Net income	$220,264	$174,243
Interest income	(22,999)	(23,115)
Interest expense	108,244	100,037
Provision for income taxes	85,874	68,443
Depreciation and amortization	155,785	160,346
EBITDA	547,168	479,954
Severance costs(1)	649	1,602
Executive transition costs(2)	3,239	4,200
Loss on adjustment of allowance for credit losses on held-to-maturity investment	5,590	1,146
Dividend income on held-to-maturity investment	(2,337)	(2,180)
Insurance recovery(3)	(1,636)	—
Lease closure expenses, net(4)	1,328	—
Tax benefit arrangement remeasurement(5)	2,431	1,300
Gain on sale of corporate-owned clubs(6)	(6,443)	—
Amortization of basis difference of equity-method investments(7)	960	949
Other(8)	695	739
Adjusted EBITDA	$551,644	$487,710
(1) Represents severance related expenses recorded in connection with a reduction in force.
(2) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and stock-based compensation associated with certain equity awards granted to, the Company’s Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.

(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents a loss related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
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

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Years Ended December 31,
(in thousands, except per share data)	2025	2024
Net income	$220,264	$174,243
Provision for income taxes	85,874	68,443
Severance costs(1)	649	1,602
Executive transition costs(2)	3,239	4,200
Loss on adjustment of allowance for credit losses on held-to-maturity investment	5,590	1,146
Dividend income on held-to-maturity investment	(2,337)	(2,180)
Insurance recovery(3)	(1,636)	—
Lease closure expenses, net(4)	1,328	—
Tax benefit arrangement remeasurement(5)	2,431	1,300
Gain on sale of corporate-owned clubs(6)	(6,443)	—
Amortization of basis difference of equity-method investments(7)	960	949
Other(8)	695	739
Loss on extinguishment of debt(9)	1,731	2,285
Purchase accounting amortization(10)	36,713	49,190
Adjusted income before income taxes	349,058	301,917
Adjusted income taxes(11)	90,755	78,163
Adjusted net income	$258,303	$223,754
Adjusted net income per share, diluted	$3.07	$2.59
Adjusted weighted-average shares outstanding, diluted(12)	84,052	86,537
(1) Represents severance related expenses recorded in connection with a reduction in force.
(2) Represents certain expenses recorded in connection with the departure of the former Chief Executive Officer, including costs associated with the search for, and stock-based compensation associated with certain equity awards granted to, the Company’s Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents a loss related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
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
(9) Represents a loss on extinguishment of debt as a result of the repayment of the 2022-1 Class A-2-I notes prior to the anticipated repayment date.
(10) Includes $10.6 million for the year ended December 31, 2024 of amortization for intangible assets recorded in connection with the 2012 Acquisition, other than favorable leases. During the fourth quarter of 2024, the intangible assets recorded in connection with the 2012 Acquisition became fully amortized. Also includes $36.7 million and $38.6 million for the years ended December 31, 2025 and 2024, respectively, of amortization for intangible assets created in connection with historical acquisitions of franchisee-owned clubs. The adjustment represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, in each period.
(11) Represents corporate income taxes at an assumed effective tax rate of 26.0% and 25.9% for the years ended December 31, 2025 and 2024, respectively, applied to adjusted income before income taxes.

(12) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted, is set forth below:

(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted
Year Ended December 31, 2025
Net income attributable to Planet Fitness, Inc.(1)	$219,104	83,726	$2.62
Net income attributable to non-controlling interests(2)	1,160	327
Net income	220,264
Adjustments to arrive at adjusted income before income taxes(3)	128,794
Adjusted income before income taxes	349,058
Adjusted income taxes(4)	90,755
Adjusted net income	$258,303	84,052	$3.07

Year Ended December 31, 2024
Net income attributable to Planet Fitness, Inc.(1)	$172,042	85,827	$2.00
Net income attributable to non-controlling interests(2)	2,201	709
Net income	174,243
Adjustments to arrive at adjusted income before income taxes(3)	127,674
Adjusted income before income taxes	301,917
Adjusted income taxes(4)	78,163
Adjusted net income	$223,754	86,537	$2.59
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
(4) Represents corporate income taxes at an assumed effective tax rate of 26.0% and 25.9% for the years ended December 31, 2025 and 2024, respectively, applied to adjusted income before income taxes.
A reconciliation of the Corporate-owned clubs Segment Adjusted EBITDA to four-wall Adjusted EBITDA to Royalty adjusted four-wall EBITDA, is set forth below:

	Year Ended December 31, 2025
(in thousands)	Revenue	Adjusted EBITDA	Adjusted EBITDA Margin
Corporate-owned clubs segment	$546,097	$206,347	37.8%
New clubs(1)	(20,045)	7,720
Selling, general and administrative(2)	—	14,691
Impact of eliminations(3)	—	(3,814)
Purchase accounting adjustments(4)	—	(506)
Four-wall	526,052	224,438	42.7%
Royalty adjustment(5)	—	(38,643)
Royalty adjusted four-wall	$526,052	$185,795	35.3%
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
Results of Operations
Comparison of the years ended December 31, 2025 and December 31, 2024
The following table sets forth a comparison of our consolidated statements of operations in dollars and as a percentage of total revenue:

	Years Ended December 31,
	2025		2024
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$380,971	28.8%	$344,320	29.1%
National advertising fund revenue	86,987	6.6%	78,927	6.7%
Franchise segment	467,958	35.4%	423,247	35.8%
Corporate-owned clubs	546,097	41.2%	502,287	42.5%
Equipment	310,089	23.4%	256,120	21.7%
Total revenue	1,324,144	100.0%	1,181,654	100.0%
Operating costs and expenses:
Cost of revenue	230,308	17.4%	197,122	16.7%
Club operations	318,545	24.1%	290,507	24.6%
Selling, general and administrative	137,634	10.4%	129,146	10.9%
National advertising fund expense	87,580	6.6%	79,009	6.7%
Depreciation and amortization	155,785	11.8%	160,346	13.6%
Other (gain) loss, net	(385)	—%	1,326	0.1%
Total operating costs and expenses	929,467	70.3%	857,456	72.6%
Income from operations	394,677	29.7%	324,198	27.4%
Other income (expense), net:
Interest income	22,999	1.7%	23,115	2.0%
Interest expense	(108,244)	(8.2)%	(100,037)	(8.5)%
Other expense, net	(454)	—%	(548)	—%
Total other expense, net	(85,699)	(6.5)%	(77,470)	(6.5)%
Income before income taxes	308,978	23.2%	246,728	20.9%
Provision for income taxes	85,874	6.5%	68,443	5.8%
Losses from equity-method investments, net of tax	(2,840)	(0.2)%	(4,042)	(0.3)%
Net income	220,264	16.5%	174,243	14.8%
Less net income attributable to non-controlling interests	1,160	0.1%	2,201	0.2%
Net income attributable to Planet Fitness, Inc.	$219,104	16.4%	$172,042	14.6%
Revenue
Total revenues were $1.3 billion in the year ended December 31, 2025, compared to $1.2 billion in the year ended December 31, 2024, an increase of $142.5 million, or 12.1%.
Franchise segment revenue was $468.0 million in the year ended December 31, 2025, compared to $423.2 million in the year ended December 31, 2024, an increase of $44.7 million, or 10.6%.
Franchise revenue was $381.0 million in the year ended December 31, 2025, compared to $344.3 million in the year ended December 31, 2024, an increase of $36.7 million, or 10.6%. Included in franchise revenue are the following:

	Years Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Royalty revenue	$314,647	$286,269	$28,378	9.9%
Franchise and other fees	42,611	34,811	7,800	22.4%
Placement revenue	22,926	20,876	2,050	9.8%
HVAC revenue	787	2,364	(1,577)	(66.7)%
Total franchise revenue	$380,971	$344,320	$36,651	10.6%
Of the $28.4 million increase in royalty revenue, $16.7 million was attributable to a franchise same club sales increase of 6.8%, $7.1 million was attributable to new clubs opened since January 1, 2024 before moving into the same club sales base and $4.6 million was from higher royalties on annual fees. The $7.8 million increase in franchise and other fees was primarily attributable to higher join fees, commission income and PF Perks revenue and the $2.1 million increase in placement revenue was primarily attributable to higher replacement equipment placements. Also impacting franchise revenue was a $1.6 million decrease in revenue associated with the sale of HVAC units to franchisees.
National advertising fund revenue was $87.0 million in the year ended December 31, 2025, compared to $78.9 million in the year ended December 31, 2024, an increase of $8.1 million, or 10.2%. This increase was primarily attributable to $5.6 million from higher same club sales and new clubs opened since January 1, 2024 and $2.3 million from the collection of national advertising fund revenue on annual fees.
Corporate-owned clubs segment revenue was $546.1 million in the year ended December 31, 2025, compared to $502.3 million in the year ended December 31, 2024, an increase of $43.8 million, or 8.7%. This increase was primarily attributable to $28.1 million of higher revenue from the corporate-owned clubs in the same club sales base, of which $21.1 million was attributable to a same clubs sales increase of 6.0%, $3.6 million was attributable to higher other fees and $3.4 million was attributable to higher annual fee revenue. Additionally, $15.7 million was from new clubs opened and acquired since January 1, 2024 before moving into the same club sales base.
Equipment segment revenue was $310.1 million in the year ended December 31, 2025, compared to $256.1 million in the year ended December 31, 2024, an increase of $54.0 million, or 21.1%. This increase was primarily attributable to $47.4 million of higher revenue from equipment sales to existing franchisee-owned clubs and $6.6 million of higher revenue from equipment sales to new franchisee-owned clubs.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $230.3 million in the year ended December 31, 2025, compared to $197.1 million in the year ended December 31, 2024, an increase of $33.2 million, or 16.8%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our Corporate-owned clubs segment, was $318.5 million in the year ended December 31, 2025 compared to $290.5 million in the year ended December 31, 2024, an increase of $28.0 million, or 9.7%. This increase was primarily attributable to $15.9 million from new clubs opened since January 1, 2024 before moving into the same club sales base, consisting of $8.0 million from clubs located domestically and $7.9 million from clubs located in Spain, all of which have opened since January 1, 2024, and $12.2 million from clubs included in our same club sales base as a result of higher operating costs.
Selling, general and administrative
Selling, general and administrative expense was $137.6 million in the year ended December 31, 2025, compared to $129.1 million in the year ended December 31, 2024, an increase of $8.5 million, or 6.6%. This increase was primarily attributable to $9.6 million of higher payroll costs and $3.4 million of higher costs primarily related to professional and consulting fees and travel expenses partially offset by $4.8 million of lower marketing expenses.
National advertising fund expense
National advertising fund expense was $87.6 million in the year ended December 31, 2025, compared to $79.0 million in the year ended December 31, 2024, an increase of $8.6 million, or 10.8%. This increase was primarily a result of higher advertising and marketing expenditures attributable to higher national advertising revenue, as described above.
Depreciation and amortization
Depreciation and amortization expense was $155.8 million in the year ended December 31, 2025, compared to $160.3 million in the year ended December 31, 2024, a decrease of $4.6 million, or 2.8%. This decrease was primarily attributable to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the fourth quarter of 2024, partially offset by an increase in depreciation expense primarily from new clubs opened since January 1, 2024.
Other (gain) loss, net
Other (gain) loss, net was a $0.4 million gain in the year ended December 31, 2025, compared to a $1.3 million loss in the year ended December 31, 2024. The decrease was primarily attributable to a $6.4 million gain on the sale of corporate-owned clubs and a $1.6 million gain on insurance proceeds, both in 2025, partially offset by a $4.4 million of higher allowance for expected credit losses on the Company’s held-to-maturity debt security, a $1.3 million charge on the closure of its Florida Corporate Support Center located in Orlando, Florida in 2025, and $0.6 million of lower gain on the sale of property and equipment.
Interest income
Interest income was $23.0 million in the year ended December 31, 2025, compared to $23.1 million in the year ended December 31, 2024, a decrease $0.1 million, or 0.5%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $108.2 million in the year ended December 31, 2025, compared to $100.0 million in the year ended December 31, 2024, an increase of $8.2 million, or 8.2%. This increase was primarily attributable to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the Company’s fixed rate senior secured notes in June 2024.
Other expense, net
Other expense, net was a $0.5 million expense for both the years ended December 31, 2025 and 2024.
Provision for income taxes
Income tax expense was $85.9 million for the year ended December 31, 2025, compared to $68.4 million for the year ended December 31, 2024, an increase of $17.4 million, or 25.5%. This increase is primarily attributable to our higher income before taxes in the current year compared to the prior year.
The Company’s effective tax rate was 27.8% for the year ended December 31, 2025, compared to 27.7% in the prior year. The increase in the effective income tax rate was primarily attributable to the sale of certain of our corporate-owned clubs offset by the remeasurement of deferred tax assets.
Losses from equity-method investments
Losses from equity-method investments were $2.8 million in the year ended December 31, 2025, compared to $4.0 million in the year ended December 31, 2024, a decrease of $1.2 million, or 29.7%. This decrease was primarily attributable to improved operating results from both of the Company’s equity-method investments. The Company has incurred losses on its equity method investments to date primarily as a result of the investees, who are franchisee operators of Planet Fitness clubs, opening new clubs in each period and due to the accounting for basis differences in accordance with the equity method of accounting. For additional information, see Note 7 to the consolidated financial statements.
Segment Adjusted EBITDA
Franchise
Franchise Segment Adjusted EBITDA was $336.6 million in the year ended December 31, 2025, compared to $301.1 million in the year ended December 31, 2024, an increase of $35.5 million, or 11.8%. This increase was primarily attributable to higher franchise and NAF revenue of $36.7 million and $8.1 million, respectively, and $1.4 million of lower other expense, net, partially offset by $8.6 million of higher NAF expense and $1.9 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $206.3 million in the year ended December 31, 2025, compared to $188.8 million in the year ended December 31, 2024, an increase of $17.6 million, or 9.3%. This increase was primarily attributable to $14.6 million from the corporate-owned same club sales increase of 6.0%, $3.9 million of lower selling, general and administrative expenses and $3.1 million from new clubs located domestically opened since January 1, 2024 before moving into the same club sales base. This increase was partially offset by $3.5 million of lower Adjusted EBITDA from new clubs located in Spain, all of which have opened since January 1, 2024.

Equipment
Equipment Segment Adjusted EBITDA was $94.5 million in the year ended December 31, 2025, compared to $71.8 million in the year ended December 31, 2024, an increase of $22.7 million, or 31.6%. This increase was primarily driven by higher equipment sales to existing and new franchisee-owned clubs, as described above.
Liquidity and Capital Resources
As of December 31, 2025, we had $345.7 million of cash and cash equivalents, $106.8 million of short-term marketable securities, $88.3 million of long-term marketable securities and $66.3 million of restricted cash.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that our available cash balance, the cash generated from operations, and amounts available under our Variable Funding Notes will be adequate to meet the above needs for at least the next 12 months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our Securitized Senior Notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Summary of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$418,421	$343,873
Investing activities	(160,164)	(208,711)
Financing activities	(198,095)	(104,995)
Effect of foreign exchange rates on cash	2,120	(2,614)
Net increase in cash, cash equivalents and restricted cash	$62,282	$27,553
Operating activities
Net cash provided by operating activities of $418.4 million for the year ended December 31, 2025 was primarily attributable to $220.3 million of net income and $238.5 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, equity-based compensation expense, amortization of deferred financing costs, loss on extinguishment of debt and other adjustments, partially offset by $40.4 million of working capital cash outflows. The working capital cash outflows were primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during 2025, an increase in other assets and other current assets primarily from other receivables and general prepaid expenses, and a decrease in deferred revenue. The working capital cash outflows was partially offset by an increase in lease incentives primarily from new corporate-owned clubs in 2025, an increase in equipment deposits, a decrease in accounts receivable primarily from collections during the period and an increase in accounts payable and accrued expenses primarily from an increase in payables related to equipment orders.
Net cash provided by operating activities of $343.9 million for the year ended December 31, 2024 was primarily attributable to $174.2 million of net income and $234.2 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, stock-based compensation expense, amortization of deferred financing costs, loss on extinguishment of debt and other adjustments, partially offset by $64.6 million of working capital cash outflows. The working capital cash outflows were primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during 2024, an increase in accounts receivable due to higher equipment sales to existing franchisee-owned clubs, and an increase in other assets and other current assets primarily from other receivables and general prepaid expenses. The working capital cash outflow was partially offset by an increase in accounts payable and accrued expenses primarily from an increase in payables related to equipment orders, an increase in leases primarily from new corporate-owned clubs in 2024, and an increase in deferred revenue primarily from increased annual billings revenue.

Investing activities
For the year ended December 31, 2025, net cash used in investing activities was $160.2 million compared to $208.7 million in the year ended December 31, 2024, a decrease of $48.5 million. This decrease was primarily attributable to maturities of marketable securities, net of purchases of $37.2 million, proceeds from the sale of corporate-owned clubs of $21.6 million, and insurance proceeds of $2.1 million, partially offset by higher capital expenditures of $8.6 million and higher cash used for acquisitions of $— million. Capital expenditures for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
(in thousands)	2025	2024
New corporate-owned clubs	$66,526	$65,421
Existing corporate-owned clubs	80,829	66,376
Information systems	11,637	22,159
Corporate and all other	4,678	1,105
Total capital expenditures	$163,670	$155,061
Financing activities
For the year ended December 31, 2025, net cash used in financing activities was $198.1 million compared to net cash used in financing activities of $105.0 million in the year ended December 31, 2024, an increase of $93.1 million. This increase was primarily attributable to an increase in cash used for share repurchases in 2025 of $200.2 million and a decrease in cash provided by the proceeds from the issuance of Class A common stock from option exercises of $20.0 million, partially offset by an increase in net cash provided from long-term debt of $125.4 million, consisting of a $177.1 million decrease in the repayment of long-term debt, a $50.0 million decrease in borrowings, and a $1.8 million increase in the payment of deferred financing costs.
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
In December 2025, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued the Series 2025-1 Class A-2 Notes with initial principal amounts totaling $750 million. The net proceeds from the sale of the Series 2025-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2022-1 Class A-2-I Notes, including the payment of transaction costs. The remaining funds were used, together with cash on hand, to fund a $350 million accelerated share repurchase agreement.
In February 2022 and December 2025, the Master Issuer also issued the Series 2022-1 Class A-1 Notes and the Series 2025-1 Class A-1 Notes, both of which allow for the drawing of up to $75 million of Variable Funding Notes (the “2022 Variable Funding Notes” and “2025 Variable Funding Notes”), including letters of credit facilities. The 2022 and 2025 Variable Funding Notes are both undrawn as of December 31, 2025.
Except as noted above, there were no material changes to the terms of any debt obligations in the year ended December 31, 2025. The Company was in compliance with its debt covenants as of December 31, 2025. See Note 10 to the consolidated financial statements contained in Item 8 herein for further information related to our long-term debt obligations.

Share Repurchase Program
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500.0 million. During the year ended December 31, 2023, the Company repurchased and retired 1,698,753 shares of Class A common stock for a total cost of $125.0 million. A share repurchase excise tax of $1.0 million was also incurred as a result of new legislation that went into effect beginning in 2023.
On June 12, 2024, the Company entered into a $280.0 million accelerated share repurchase agreement (the “2024 ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the 2024 ASR Agreement, on June 14, 2024, the Company paid the Bank $280.0 million in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $224.0 million, representing 80% of the total 2024 ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. Final settlement of the 2024 ASR Agreement occurred on September 16, 2024. At final settlement, the Bank delivered 668,432 additional shares of the Company’s Class A common stock, which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $76.88 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2024 ASR Agreement. The 2024 ASR Agreement had been evaluated as an unsettled forward contract indexed to our Class A common stock, with $56.0 million classified as an increase to accumulated deficit at the original date of payment.
Additionally, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20.0 million during the year ended December 31, 2024. A share repurchase excise tax of $2.5 million was recorded in connection with the Company’s share repurchases during the year ended December 31, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500.0 million (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program, contingent upon the completion of the 2024 ASR Agreement. The 2024 Share Repurchase Program became effective on September 16, 2024 upon the completion of the 2024 ASR Agreement.
On December 12, 2025, the Company entered into a $350.0 million accelerated share repurchase agreement (the “2025 ASR Agreement”) with the Bank. Pursuant to the terms of the 2025 ASR Agreement, on December 16, 2025, the Company paid the Bank $350.0 million in cash and received 2,548,234 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $280.0 million, representing 80% of the total 2025 ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction.
Subsequent to the year ended December 31, 2025, final settlement of the 2025 ASR Agreement occurred on January 12, 2026, where the Bank delivered 754,644 additional shares of the Company’s Class A common stock, and which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $108.76 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR Agreement.
Additionally, the Company repurchased and retired 1,502,411 shares of Class A common stock for a total cost of $150.0 million during the year ended December 31, 2025. A share repurchase excise tax of $4.2 million was recorded in connection with the Company’s share repurchases during the year ended December 31, 2025.
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

Contractual Obligations and Commitments
The following table presents contractual obligations and commercial commitments as of December 31, 2025.

(in thousands)	Short Term	Long Term	Total
Long-term debt(1)	$23,875	$2,490,313	$2,514,188
Interest on long-term debt(2)	124,886	567,527	692,413
Obligations under tax benefit arrangements(3)	55,518	360,273	415,791
Operating and finance leases	87,231	546,684	633,915
Advertising commitments(4)	75,945	1,062	77,007
Purchase obligations(5)	28,410	—	28,410
Total contractual obligations	$395,865	$3,965,859	$4,361,724
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
Off-Balance Sheet Arrangements
As of December 31, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $3.7 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2025 was not material, and no accrual has been recorded for our potential obligation under these arrangements. In 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of 10 years, with earlier expiration dates if certain conditions are met. See Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding these operating leases and guarantees.
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
As of December 31, 2025, we had $405.5 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. As of December 31, 2025, the Company has provided a valuation allowance of $10.4 million against the portion of its deferred tax assets for which the Company does not have sufficient positive evidence to support its recoverability.
We recognize the effects of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Tax Benefit Arrangements
As described in Note 16 to the consolidated financial statements included in Part II, Item 8, we are a party to the tax benefit arrangements under which we are contractually committed to pay certain non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the tax benefit arrangements are contingent upon, among other things, (i) generation of future taxable income over the term of the tax benefit arrangements and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the tax benefit arrangements to utilize the tax benefits, then we would not be required to make the related payments. Therefore, we would only recognize a liability for tax benefit arrangement payments if we determine it is probable that we will generate sufficient future taxable income over the term of the tax benefit arrangements to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. As of December 31, 2025, we recognized $415.8 million of liabilities relating to our obligations under the tax benefit arrangements. We concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred. Changes in the liability resulting from historical exchanges under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.

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
Marketable securities
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had investments in short and long-term marketable securities of $195.0 million, primarily consisting of commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency securities. A 100 basis point increase in the general level of U.S. interest rates relative to interest rates as of December 31, 2025 would decrease the fair value of our marketable security investments by approximately $1.1 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such decrease in fair value would only be realized if we sold the investments prior to maturity.
Long-term debt
The securitized financing facility includes the Series 2019-1 Senior Class A-2 Notes, the Series 2022-1 Senior Class A-2 Notes, the Series 2024-1 Senior Class A-2 Notes and the Series 2025-1 Senior Class A-2 Notes, which are comprised of fixed interest rate notes, and the 2022 Variable Funding Notes and 2025 Variable Funding Notes, both of which allow for the incurrence of up to $75.0 million in revolving loans and/or Letters of Credit. The issuance of the fixed-rate Class A-2 Notes has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company would be exposed to interest rate increases on any borrowings under the 2022 and 2025 Variable Funding Notes. As of December 31, 2025, both of the 2022 and 2025 Variable Funding Notes remain undrawn, but the Company would be exposed to interest rate increases on any borrowings under the 2022 and 2025 Variable Funding Notes. A 100-basis point increase in the effective interest rate applied to borrowings under the 2022 and 2025 Variable Funding Notes, if they were fully drawn, would result in a $1.5 million increase in pre-tax interest expense on an annualized basis.
Foreign exchange risk
We are exposed to fluctuations in exchange rates, primarily those of the Canadian dollar, Mexican peso, Australian dollar and Euro, which are the functional currencies of our Canadian, Mexican, Australian and Spanish entities, respectively. Our sales, costs and expenses of our foreign subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of December 31, 2025, a 10% increase or decrease in the exchange rates of the U.S. dollar and foreign currencies to which we are exposed would increase or decrease net income by a negligible amount.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Fitness, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity (deficit) for each of the years in the three year period ended December 31, 2025, and the related notes and financial statement schedules, Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 2(e) and 19 to the consolidated financial statements, revenue is derived from various revenue streams within the Company’s franchise, equipment, and corporate-owned clubs reportable segments. The Company’s processes and related information technology (IT) systems used to record revenue differ for certain of these revenue streams. The Company recorded $1,324.1 million of total revenue for the year ended December 31, 2025.
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
Boston, Massachusetts
February 25, 2026

Planet Fitness, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$345,652	$293,150
Restricted cash	66,304	56,524
Short-term marketable securities	106,761	114,163
Accounts receivable, net of allowances for uncollectible amounts of $428 and $30 as of December 31, 2025 and 2024, respectively	70,431	77,145
Inventory	7,581	6,146
Prepaid expenses	24,605	21,499
Other receivables	34,094	16,776
Income tax receivable	2,958	2,616
Total current assets	658,386	588,019
Long-term marketable securities	88,263	65,668
Investments, net of allowance for expected credit losses of $24,424 and $18,834 as of December 31, 2025 and 2024, respectively	69,700	75,650
Property and equipment, net of accumulated depreciation of $453,852 and $370,118, as of December 31, 2025 and 2024, respectively	466,747	423,991
Right-of-use assets, net	409,320	395,174
Intangible assets, net	286,409	323,318
Goodwill	712,450	720,633
Deferred income taxes	406,724	470,197
Other assets, net	5,396	7,058
Total assets	$3,103,395	$3,069,708
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$23,875	$22,500
Accounts payable	39,683	32,887
Accrued expenses	75,371	67,895
Equipment deposits	10,165	1,851
Deferred revenue, current	58,593	62,111
Payable pursuant to tax benefit arrangements, current	55,518	55,556
Other current liabilities	49,285	39,695
Total current liabilities	312,490	282,495
Long-term debt, net of current maturities	2,458,379	2,148,029
Lease liabilities, net of current portion	419,120	405,324
Deferred revenue, net of current portion	29,657	31,990
Deferred tax liabilities	1,177	1,386
Payable pursuant to tax benefit arrangements, net of current portion	360,273	411,360
Other liabilities	5,677	4,497
Total noncurrent liabilities	3,274,283	3,002,586
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Class A common stock, $.0001 par value, 300,000 shares authorized, 80,446 and 84,323 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8	9
Class B common stock, $.0001 par value, 100,000 shares authorized, 316 and 342 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid in capital	623,333	609,115
Accumulated other comprehensive income (loss)	1,311	(2,348)
Accumulated deficit	(1,107,429)	(822,156)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(482,777)	(215,380)
Non-controlling interests	(601)	7
Total stockholders’ deficit	(483,378)	(215,373)
Total liabilities and stockholders’ deficit	$3,103,395	$3,069,708
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue:
Franchise	$380,971	$344,320	$317,917
National advertising fund revenue	86,987	78,927	70,012
Corporate-owned clubs	546,097	502,287	449,296
Equipment	310,089	256,120	234,101
Total revenue	1,324,144	1,181,654	1,071,326
Operating costs and expenses:
Cost of revenue	230,308	197,122	190,026
Club operations	318,545	290,507	253,619
Selling, general and administrative	137,634	129,146	124,930
National advertising fund expense	87,580	79,009	70,095
Depreciation and amortization	155,785	160,346	149,413
Other (gain) loss, net	(385)	1,326	10,379
Total operating costs and expenses	929,467	857,456	798,462
Income from operations	394,677	324,198	272,864
Other income (expense), net:
Interest income	22,999	23,115	17,741
Interest expense	(108,244)	(100,037)	(86,576)
Other (expense) income, net	(454)	(548)	3,512
Total other expense, net	(85,699)	(77,470)	(65,323)
Income before income taxes	308,978	246,728	207,541
Provision for income taxes	85,874	68,443	58,512
Losses from equity-method investments, net of tax	(2,840)	(4,042)	(1,994)
Net income	220,264	174,243	147,035
Less net income attributable to non-controlling interests	1,160	2,201	8,722
Net income attributable to Planet Fitness, Inc.	$219,104	$172,042	$138,313
Net income per share of Class A common stock:
Basic	$2.62	$2.01	$1.63
Diluted	$2.62	$2.00	$1.62
Weighted-average shares of Class A common stock outstanding:
Basic	83,519	85,621	84,896
Diluted	83,726	85,827	85,185

See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Net income including non-controlling interests	$220,264	$174,243	$147,035
Other comprehensive income (loss), net
Foreign currency translation adjustments	3,405	(2,312)	179
Unrealized gain (loss) on marketable securities, net of tax	254	(208)	441
Total other comprehensive income (loss), net	3,659	(2,520)	620
Total comprehensive income including non-controlling interests	223,923	171,723	147,655
Less: total comprehensive income attributable to non-controlling interests	1,160	2,201	8,722
Total comprehensive income attributable to Planet Fitness, Inc.	$222,763	$169,522	$138,933
See accompanying notes to consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$220,264	$174,243	$147,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,785	160,346	149,413
Equity-based compensation	12,333	8,913	7,906
Deferred tax expense	63,876	55,689	51,189
Amortization of deferred financing costs	5,362	5,362	5,492
Loss on extinguishment of debt	1,731	2,285	—
Accretion of marketable securities discount	(1,337)	(3,307)	(3,273)
Losses from equity-method investments, net of tax	2,840	4,042	1,994
Dividends accrued on held-to-maturity investment	(2,337)	(2,180)	(2,066)
Credit loss on held-to-maturity investment	5,590	1,145	2,732
Loss (gain) on re-measurement of tax benefit arrangement liability	2,431	1,300	(1,964)
Gain on sale of corporate-owned clubs	(6,443)	—	—
Gain on insurance proceeds	(1,461)	(1,441)	—
Other	154	2,050	(284)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,226	(36,459)	4,761
Inventory	(1,377)	(1,484)	599
Other assets and other current assets	(15,927)	(11,785)	929
Accounts payable and accrued expenses	6,932	17,312	(975)
Other liabilities and other current liabilities	18	(519)	(8,106)
Income taxes	498	407	2,183
Payments pursuant to tax benefit arrangements	(54,288)	(44,946)	(34,797)
Equipment deposits	8,293	(2,653)	(3,937)
Deferred revenue	(3,327)	2,775	3,942
Leases	11,585	12,778	7,481
Net cash provided by operating activities	418,421	343,873	330,254
Cash flows from investing activities:
Additions to property and equipment	(163,670)	(155,061)	(135,986)
Insurance proceeds for property and equipment	2,053	848	—
Payment of consideration for acquired clubs	(3,082)	—	(43,264)
Proceeds from sale of corporate-owned clubs	21,626	—	—
Purchases of marketable securities	(156,141)	(155,423)	(203,285)
Maturities of marketable securities	141,577	103,672	80,490
Issuance of note receivable, related party	(2,639)	(2,145)	—
Other investments	112	(602)	(37,946)
Net cash used in investing activities	(160,164)	(208,711)	(339,991)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	750,000	800,000	—
Repayment of long-term debt	(431,562)	(608,688)	(20,749)
Payment of deferred financing and other debt-related costs	(13,806)	(12,055)	—
Repurchase and retirement of Class A common stock	(500,373)	(300,205)	(125,030)
Proceeds from issuance of Class A common stock	1,852	21,875	9,160
Principal payments on capital lease obligations	(149)	(98)	(193)
Payment of share repurchase excise tax	(2,549)	(1,032)	—
Distributions to members of Pla-Fit Holdings	(1,508)	(4,792)	(4,605)
Net cash used in financing activities	(198,095)	(104,995)	(141,417)
Effects of exchange rate changes on cash and cash equivalents	2,120	(2,614)	776
Net increase (decrease) in cash, cash equivalents and restricted cash	62,282	27,553	(150,378)
Cash, cash equivalents and restricted cash, beginning of period	349,674	322,121	472,499
Cash, cash equivalents and restricted cash, end of period	$411,956	$349,674	$322,121
Supplemental cash flow information:
Cash paid for interest	$100,247	$90,853	$81,184
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$18,399	$11,423	$18,639
Fair value of clubs exchanged for equity-method investment	$—	$—	$17,000
See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)

	Class A common stock		Class B common stock		Accumulated other comprehensive income (loss)	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total equity (deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance at January 1, 2023	83,430	$8	6,146	$1	$(448)	$505,144	$(703,717)	$(12,549)	$(211,561)
Net income	—	—	—	—	—	—	138,313	8,722	147,035
Equity-based compensation expense	—	—	—	—	—	7,906	—	—	7,906
Repurchase and retirement of Class A common stock	(1,699)	—	—	—	—	3,117	(126,079)	(3,117)	(126,079)
Exchanges of Class B common stock and other adjustments	4,749	1	(4,749)	(1)	—	(12,572)	—	12,572	—
Issuance of shares under equity-based compensation plans	280	—	—	—	—	9,034	—	—	9,034
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	63,002	—	—	63,002
Non-cash adjustments to VIEs	—	—	—	—	—	—	—	(389)	(389)
Deconsolidation of VIEs	—	—	—	—	—	—	22	(3,976)	(3,954)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,605)	(4,605)
Other comprehensive income	—	—	—	—	620	—	—	—	620
Balance at December 31, 2023	86,760	9	1,397	—	172	575,631	(691,461)	(3,342)	(118,991)
Net income	—	—	—	—	—	—	172,042	2,201	174,243
Equity-based compensation expense	—	—	—	—	—	8,913	—	—	8,913
Repurchase and retirement of Class A common stock	(4,073)	—	—	—	—	2,364	(302,737)	(2,364)	(302,737)
Exchanges of Class B common stock and other adjustments	1,055	—	(1,055)	—	—	(7,294)	—	7,294	—
Issuance of shares under equity-based compensation plans	581	—	—	—	—	21,865	—	—	21,865
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	6,936	—	—	6,936
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(4,792)	(4,792)
Issuance of subsidiary stock to non-controlling interest	—	—	—	—	—	700	—	1,010	1,710
Other comprehensive loss	—	—	—	—	(2,520)	—	—	—	(2,520)
Balance at December 31, 2024	84,323	9	342	—	(2,348)	609,115	(822,156)	7	(215,373)
Net income	—	—	—	—	—	—	219,104	1,160	220,264
Equity-based compensation expense	—	—	—	—	—	12,333	—	—	12,333
Repurchase and retirement of Class A common stock	(4,051)	(1)	—	—	—	323	(504,377)	(323)	(504,378)
Exchanges of Class B common stock and other adjustments	26	—	(26)	—	—	(63)	—	63	—
Issuance of shares under equity-based compensation plans, net of shares withheld to cover payroll taxes	148	—	—	—	—	1,608	—	—	1,608
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	—	17	—	—	17
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,508)	(1,508)
Other comprehensive income	—	—	—	—	3,659	—	—	—	3,659
Balance at December 31, 2025	80,446	$8	316	$—	$1,311	$623,333	$(1,107,429)	$(601)	$(483,378)

See accompanying notes to consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 20.8 million members and 2,896 franchisee-owned and corporate-owned locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of December 31, 2025.
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
As of December 31, 2025, the Company held 100% of the voting interest, and approximately 99.6% of the economic interest in Pla-Fit Holdings and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”) held the remaining 0.4% economic interest in Pla-Fit Holdings. As future exchanges of Holdings Units occur, the economic interest in Pla-Fit Holdings held by Planet Fitness, Inc. will increase.
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
As discussed in Note 1, Planet Fitness, Inc. consolidates Pla-Fit Holdings. The Company also consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation certain interests where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is considered to possess the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the rights to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include the legal entities of our franchisee-owned clubs and certain other entities. The Company is not deemed to be the primary beneficiary of the legal entities of our franchisee-owned clubs, therefore, these entities are not consolidated.
Planet Fitness NAF, LLC (the “National Advertising Fund” or “NAF”) is an advertising fund and is considered a VIE. The results of the NAF are consolidated within these financial statements based on the determination that the Company is the primary beneficiary of the NAF. See Note 3 for further information related to the NAF.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
(c) Concentrations
Financial instruments that potentially subject the Company to concentration risk consist of cash and cash equivalents and marketable securities. All of the Company’s cash and cash equivalents, restricted cash, and marketable securities are maintained by major financial institutions, of which cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) within statutory limits. The Company maintains balances in excess of the statutory limits, but does not believe that such deposits with its banks are subject to any unusual risk.
The credit risk associated with trade receivables is mitigated due to the large number of customers, generally franchisees, and their broad dispersion over many different geographic areas. The Company does not have any concentrations greater than 10% with respect to revenues. The Company had one customer who represented 15% as of December 31, 2025 and another customer who represented 12% as of December 31, 2024, of total accounts receivable.
The Company purchases equipment, both for corporate-owned clubs and for sales to franchisee-owned clubs from various equipment vendors. The percentages of equipment purchases from vendors that represent 10% or more of total equipment purchases was as follows:

	Years Ended December 31,
	2025	2024	2023
Vendor A	72%	74%	72%
Vendor B	15%	16%	21%
The Company, including the NAFs, uses various vendors for advertising services. The percentages of advertising purchases from vendors that represent 10% or more of total advertising purchases was as follows:

	Years Ended December 31,
	2025	2024	2023
Vendor A	41%	34%	38%
Vendor B	25%	23%	24%
Vendor C	*	13%	18%
* Represents less than 10% of advertising purchases for the period.
(d) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash which primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of December 31, 2025, the Company had restricted cash held by the Trustee of $66.3 million. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(e) Revenue from contracts with customers
The Company’s revenues are comprised of franchise revenue, corporate-owned clubs revenue and equipment revenue and are accounted for under ASC 606 - Revenue From Contracts With Customers, net of applicable sales tax.
Franchise revenue
Franchise revenues consist primarily of royalties, contributions to the NAF and the Canadian Advertising Fund (“CAF” and collectively with the NAF, the “NAFs”, the contributions to which we refer as “NAF Revenue”), franchise fees and upfront fees from area development agreements (“ADAs”), transfer fees, equipment placement revenue, membership join fees, and other fees.
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
Royalties and franchisee contributions to the NAFs, are calculated as a percentage of franchise monthly dues and annual fees over the term of the franchise agreement. Under the franchise agreements, advertising contributions paid by franchisees must be spent on advertising, marketing and related activities. Franchise fees are payable by the franchisee upon signing a new franchise agreement or successor franchise agreement, and transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Franchise royalties, as well as contributions to the NAFs, represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur.
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
Membership join fees are paid to the Company by franchisees for processing new membership transactions when a new member signs up for a membership to a franchisee-owned club. These fees are recognized as revenue as each transaction occurs.
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
Annual membership fee revenue
Annual membership fees are annual fees charged to members in addition to monthly membership dues. The Company recognizes annual membership fees ratably over the corresponding 12-month period or as long as there is a service obligation to the member.

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
(g) Cost of revenue
Cost of revenue consists primarily of direct costs associated with equipment sales, including freight costs, to new and existing franchisee-owned clubs in the U.S., Canada and Mexico and the cost of retail merchandise sold in corporate-owned clubs. Rebates from equipment vendors where the Company has recognized the related equipment revenue and costs are recorded as a reduction to the cost of revenue.
(h) Club operations
Club operations consists of the direct costs associated with our corporate-owned clubs, primarily payroll, rent, utilities, supplies, maintenance, insurance, and local and national advertising.
(i) Selling, general and administrative
Selling, general and administrative expenses are primarily associated with administrative, corporate-owned club and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of payroll, information technology, marketing, legal, accounting, consulting and insurance related expenses. These expenses include internal costs related to equipment placement and assembly services of $8.1 million, $7.6 million and $7.0 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Corporate-owned club leases generally have original lease terms of 10 to 12 years, and typically include one or more renewal options that can generally extend the lease term from three to 10 years or more. The exercise of lease renewal options is at the Company’s sole discretion. The Company includes renewal options in the expected lease term when they are reasonably certain to be exercised.
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

Buildings and building improvements	20 to 40 years
Information technology and systems	3 to 5 years
Fitness equipment	5 to 9 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life of asset or lease term
(n) Advertising expenses
The Company expenses advertising costs as incurred. Advertising expenses for corporate-owned clubs are included within club operations and totaled $47.7 million, $43.1 million and $39.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition to expenses incurred by our NAFs (“NAF expense”), advertising related to the franchise segment is

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
included within selling, general and administrative expenses and totaled $2.0 million, $0.3 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 3 for discussion of the NAFs.
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
Based on current projections, the Company anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, as of December 31, 2025 the Company has recorded a liability of $415.8 million payable to the TRA Holders under the tax benefit obligations, representing approximately 85% of the calculated expected tax savings based on the original basis adjustments the Company anticipates being able to utilize in future years. Changes in the liability resulting from historical changes under these tax benefit arrangements may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Changes in the projected liability under these tax benefit arrangements are and will be recorded as a component of other income (expense) each period. The projection of future taxable income involves significant judgment. Actual taxable income may differ from estimates, which could significantly impact the liability under the tax benefit arrangements and the Company’s consolidated results of operations.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. See Note 7 for investments that are measured at fair value on a recurring basis and Note 10 for long-term debt held at carrying value on the consolidated balance sheet.
(s) Investments
The Company’s investments consist of available-for-sale and held-to-maturity investments in debt securities and equity method investments.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
(z) Recent accounting pronouncements
The FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, in December 2023. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The Company adopted the new guidance beginning for fiscal year 2025. See Note 16 for the Company’s disclosures in accordance with this new guidance.
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
(3) National advertising fund
The Company established the NAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness clubs located in the United States. Additionally, the Company established the CAF for the creation and development of marketing, advertising, and related programs and materials for all Planet Fitness clubs located in Canada. On behalf of the NAFs, the Company collects approximately 2% annually of gross monthly and annual membership dues, from franchisees, in accordance with the provisions of the franchise agreements, which is reflected as NAF revenue on the consolidated statements of operations. The Company also contributes 2% annually of gross monthly and annual membership dues from clubs owned by the Company to the NAFs, which are reflected in club operations expense in the consolidated statements of operations. The use of amounts received by the NAFs are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of the Planet Fitness brand. The Company consolidates and reports all assets and liabilities held by the NAFs within the consolidated financial statements. Amounts received or receivable by the NAFs are recorded within current assets and current liabilities on the consolidated balance sheets. The Company provides administrative services to the NAFs and charges the NAFs a fee for providing those services. These services include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, which amounted to $6.6 million, $5.9 million and

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
$3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Fees paid to the Company by the NAFs are reflected as expense in the NAF expense caption on the consolidated statement of operations, and reflected as a corresponding reduction in general and administrative expenses in the consolidated statements of operations.
Assets and liabilities of the NAFs, which are restricted in their use, included in the consolidated balance sheets were as follows:

	As of December 31,
(in thousands)	2025	2024
Assets
Cash & cash equivalents	$7,502	$10,951
Other current assets	2,193	2,727
Total current assets	$9,695	$13,678

Liabilities
Accounts payable	$1,929	$2,078
Accrued expenses and other current liabilities	6,921	7,488
Total current liabilities	$8,850	$9,566
(4) Acquisitions
Florida Acquisition
On April 16, 2023, the Company purchased from one of its franchisees a majority of the assets associated with four franchisee clubs operating in Florida (the “Florida Acquisition”) for cash consideration of $26.3 million. As a result of the transaction, the Company incurred a loss on unfavorable reacquired franchise rights of $0.1 million, which is included in other losses, net on the consolidated statement of operations. The loss incurred reduced the net purchase price to $26.2 million. The Company financed the purchase through cash on hand. The acquired clubs are included in the Corporate-owned clubs segment.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The allocation of the purchase consideration was as follows:

(in thousands)	Amount
Property and equipment	$3,851
Right of use assets	5,424
Other long-term assets	95
Intangible assets	6,880
Goodwill	14,812
Deferred revenue	(687)
Other current liabilities	(17)
Lease liabilities	(4,204)
Total	$26,154
The goodwill created through the purchase is attributable to the assumed future value of the cash flows from the clubs acquired. The goodwill is amortizable and deductible for tax purposes over 15 years.
The following table sets forth the components of identifiable intangible assets acquired in the Florida Acquisition and their estimated useful lives in years as of the date of the acquisition:

(in thousands)	Fair value	Useful life
Reacquired franchise rights (1)	$6,650	6.8
Customer relationships (2)	230	6.0
Total intangible assets subject to amortization	$6,880
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

(5) Sale of corporate-owned clubs
On August 19, 2025, the Company sold 8 corporate-owned clubs located in California to a franchisee for $21.6 million. The net value of assets derecognized in connection with the sale amounted to $15.2 million, which included goodwill of $10.5 million, intangible assets of $0.2 million, and net tangible assets of $4.4 million. The transaction resulted in a gain on sale of corporate-owned clubs of $6.4 million during the year ended December 31, 2025, which was included in other (gain) loss, net on the consolidated statements of operations.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(6) Property and equipment
Property and equipment consists of the following:

	As of December 31,
(in thousands)	2025	2024
Land	$431	$431
Equipment	208,134	178,261
Leasehold improvements	457,680	395,353
Buildings and improvements	3,482	3,482
Furniture & fixtures	100,448	84,365
Information technology and systems assets	139,481	121,845
Other	2,727	2,206
Construction in progress	8,216	8,166
Total property and equipment	$920,599	$794,109
Accumulated depreciation	(453,852)	(370,118)
Total property and equipment, net	$466,747	$423,991
The Company recorded depreciation expense of $119.0 million, $111.1 million and $97.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(7) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities as of December 31, 2025 and 2024. As of December 31, 2025, the marketable securities had maturity dates ranging from less than one month to approximately 23 months. Realized gains and losses were insignificant for the years ended December 31, 2025 and 2024.

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
Cash equivalents
Money market funds	$407	$—	$407	$407	$—
Total cash equivalents	407	—	407	407	—
Short-term marketable securities
Corporate debt securities	99,371	205	99,576	—	99,576
Commercial paper	7,185	—	7,185	—	7,185
Total short-term marketable securities	106,556	205	106,761	—	106,761
Long-term marketable securities
Corporate debt securities	88,078	185	88,263	—	88,263
Total long-term marketable securities	88,078	185	88,263	—	88,263
Total cash equivalents and marketable securities	$195,041	$390	$195,431	$407	$195,024

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
Cash equivalents
Money market funds	$236	$—	$236	$236	$—
Commercial paper	3,996	—	3,996	—	3,996
U.S. treasury securities	2,650	—	2,650	—	2,650
Total cash equivalents	6,882	—	6,882	236	6,646
Short-term marketable securities
Corporate debt securities	98,915	181	99,096	—	99,096
Commercial paper	9,082	10	9,092	—	9,092
U.S. treasury securities	1,999	—	1,999	—	1,999
U.S. government agency securities	3,971	5	3,976	—	3,976
Total short-term marketable securities	113,967	196	114,163	—	114,163
Long-term marketable securities
Corporate debt securities	62,728	(55)	62,673	—	62,673
U.S. government agency securities	3,000	(5)	2,995	—	2,995
Total long-term marketable securities	65,728	(60)	65,668	—	65,668
Total cash equivalents and marketable securities	$186,577	$136	$186,713	$236	$186,477
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of December 31, 2025.
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
The Company utilizes probability-of-default and loss-given-default methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $5.6 million, $1.1 million and $2.7 million during the years ended December 31, 2025, 2024, and 2023, respectively, on the adjustment of its allowance for credit losses within other income (expense), net on the consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $34.9 million and $32.5 million as of December 31, 2025 and 2024, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $2.3 million, $2.2 million and $2.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, within other income (expense), net on the consolidated statements of operations.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A rollforward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Beginning allowance for expected credit losses	$18,834	$17,689
Loss on adjustment of allowance for credit losses on held-to-maturity investment	5,590	1,145
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$24,424	$18,834
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with U.S. GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the consolidated statements of operations. As of December 31, 2025 and 2024, the Company determined that no impairment of its equity method investments existed.
As of December 31, 2025 and 2024, the Company held a 22.0% and 21.8% ownership interest, respectively, in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12.5 million and $13.0 million, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $4.5 million and $5.4 million as of December 31, 2025 and 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $0.6 million, $1.4 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, which included the amortization of basis difference of $0.3 million.
As of December 31, 2025 and 2024, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $46.8 million and $49.0 million, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $16.5 million and $21.7 million as of December 31, 2025 and 2024, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $2.2 million, $2.6 million and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, which included the amortization of basis difference of $0.7 million, $0.7 million and $0.2 million.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(8) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the consolidated balance sheets, were as follows:

(in thousands)		As of December 31,
Leases	Balance Sheet Classification	2025	2024
Assets
Operating	Right of use asset, net	$409,320	$395,174
Finance	Property and equipment, net	964	85
Total lease assets		$410,284	$395,259

Liabilities
Current:
Operating	Other current liabilities	$44,397	$37,031
Finance	Other current liabilities	203	70
Noncurrent:
Operating	Lease liabilities, net of current portion	419,120	405,324
Finance	Other liabilities	773	20
Total lease liabilities		$464,493	$442,445

Weighted-average remaining lease term - operating leases		7.8 years	7.7 years
Weighted-average discount rate - operating leases		5.9%	5.6%

The components of lease cost were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$78,003	$71,278	$64,187
Variable lease cost	28,618	27,716	22,718
Total lease cost	$106,621	$98,994	$86,905

The Company’s costs related to short-term leases, those with a duration between one and 12 months, were immaterial.

Supplemental disclosures of cash flow information related to leases were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid, net, for lease liabilities	$66,228	$58,231	$56,145
Operating lease ROU assets obtained in exchange for operating lease liabilities, excluding Acquisitions	$83,553	$63,475	$67,242
Acquisition-related operating lease ROU assets obtained in exchange for operating lease liabilities	$—	$—	$5,424

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2025 were as follows:

(in thousands)	Amount
2026	$87,028
2027	77,363
2028	82,838
2029	79,080
2030	69,718
Thereafter	203,263
Total lease payments	$599,290
Less: imputed interest	(134,797)
Present value of future minimum lease liabilities	$464,493
As of December 31, 2025, operating lease payments exclude approximately $33.6 million of legally binding minimum lease payments for leases signed but not yet commenced.
(9) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2024	$16,938	$611,029	$92,666	$720,633
Acquisitions	—	1,878	—	1,878
Sale of corporate-owned clubs	—	(10,546)	—	(10,546)
Foreign currency translation	—	485	—	485
Goodwill at December 31, 2025	$16,938	$602,846	$92,666	$712,450

In December 2025, the Company’s operating entity in Spain completed an immaterial acquisition of two clubs. The acquisition resulted in the addition of $1.9 million in the carrying value of goodwill, which is based on the Company’s preliminary allocation of the purchase consideration and may be subject to change within the measurement period.
A summary of intangible assets is as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(186,199)	$12,844	$199,043	$(183,046)	$15,997
Reacquired franchise rights	274,708	(147,547)	127,161	274,708	(113,987)	160,721
Total finite-lived intangible assets	473,751	(333,746)	140,005	473,751	(297,033)	176,718
Indefinite-lived intangible assets:
Trade and brand names	146,404	—	146,404	146,600	—	146,600
Total intangible assets	$620,155	$(333,746)	$286,409	$620,351	$(297,033)	$323,318
Our customer relationships and reacquired franchise rights are amortized over a weighted-average amortization period of 10.6 and 10.7 years, respectively.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Amortization expense related to the finite-lived intangible assets totaled $36.8 million, $49.2 million, and $51.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The anticipated annual amortization expense to be recognized in future years as of December 31, 2025 is as follows:

(in thousands)	Amount
2026	$32,079
2027	27,956
2028	27,300
2029	23,675
2030	17,920
Thereafter	11,075
Total	$140,005

(10) Long-term debt
Long-term debt consists of the following:

	As of December 31,
(in thousands)	2025	2024
2019-1 Class A-2 notes	517,000	522,500
2022-1 Class A-2-I notes	—	413,312
2022-1 Class A-2-II notes	457,188	461,938
2024-1 Class A-2-I notes	419,688	423,938
2024-1 Class A-2-II notes	370,312	374,062
2025-1 Class A-2-I notes	400,000	—
2025-1 Class A-2-II notes	350,000	—
Total debt, excluding deferred financing costs	2,514,188	2,195,750
Deferred financing costs, net of accumulated amortization	(31,934)	(25,221)
Total debt, net	2,482,254	2,170,529
Current portion of long-term debt	23,875	22,500
Long-term debt, net of current portion	$2,458,379	$2,148,029
Future annual principal payments of long-term debt as of December 31, 2025 are as follows:

(in thousands)	Amount
2026	$23,875
2027	25,750
2028	25,750
2029	923,438
2030	397,000
Thereafter	1,118,375
Total	$2,514,188
The carrying value and estimated fair value of long-term debt were as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,514,188	$2,486,700	$2,195,750	$2,082,034
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. As such, the fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On August 1, 2018, Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, entered into a base indenture and a related supplemental indenture (collectively, the “2018 Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2018-1 4.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) with an initial principal amount of $575,000 and Series 2018-1 4.666% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the 2018 Class A-2-I Notes, the “2018 Notes”) with an initial principal amount of $625.0 million.
On December 3, 2019, the Master Issuer issued Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2019 Notes”) with an initial principal amount of $550.0 million. The 2019 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 3, 2019 (together, the “2019 Indenture”).
On February 10, 2022, the Company completed a prepayment in full of its 2018 Class A-2-I Notes and an issuance of Series 2022-1 3.251% Fixed Rate Senior Secured Notes, Class A-2-I (the “2022 Class A-2-I Notes”) with an initial principal amount of $425.0 million and Series 2022-1 4.008% Fixed Rate Senior Secured Notes, Class A-2-II (the “2022 Class A-2-II Notes” and together with the 2022 Class A-2-I Notes, the “2022 Notes”) with an initial principal amount of $475.0 million (the “2022 Notes”), and also entered into a revolving financing facility that allows for the issuance of up to $75.0 million in Variable Funding Notes (the “2022 Variable Funding Notes”) and certain Letters of Credit (the issuance of such notes, the “Series 2022-1 Issuance”). The 2022 Notes were issued under the 2018 Indenture and a related supplemental indenture dated February 10, 2022 (together, the “2022 Indenture”).
On June 12, 2024, the Company completed a prepayment in full of its 2018 Class A-2-II Notes and an issuance of Series 2024-1 5.765% Fixed Rate Senior Secured Notes, Class A-2-I (the “2024 Class A-2-I Notes”) with an initial principal amount of $425.0 million and Series 2024-1 6.237% Fixed Rate Senior Secured Notes, Class A-2-II (the “2024 Class A-2-II Notes” and together with the 2024 Class A-2-I Notes, the “2024 Notes”) with an initial principal amount of $375.0 million. The 2024 Notes were issued under the 2018 Indenture and a related supplemental indenture dated June 12, 2024 (together, the “2024 Indenture” and the issuance of such notes, the “Series 2024-1 Issuance”).
On December 15, 2025, the Company completed a prepayment in full of its 2022-1 Class A-2-I Notes and an issuance of Series 2025-1 5.274% Fixed Rate Senior Secured Notes, Class A-2-I (the “2025 Class A-2-I Notes”) with an initial principal amount of $400.0 million and Series 2025-1 5.649% Fixed Rate Senior Secured Notes, Class A-2-II (the “2025 Class A-2-II Notes” and together with the 2025 Class A-2-I Notes, the “2025 Notes” and, together with the 2018 Notes, 2019 Notes, 2022 Notes, and 2024 Notes, the “Notes”) with an initial principal amount of $350.0 million, and also entered into a new revolving financing facility that allows for the issuance of up to $75.0 million in Variable Funding Notes (the “2025 Variable Funding Notes”) and certain Letters of Credit (the issuance of such notes, the “Series 2025-1 Issuance”). The 2025 Notes were issued under the 2018 Indenture and a related supplemental indenture dated December 15, 2025 (together, with the 2019 Indenture, 2022 Indenture, and the 2024 Indenture, the “Indenture”). Together, the Notes, the 2022 Variable Funding Notes and the 2025 Variable Funding Notes will be referred to as the “Securitized Senior Notes”.
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
Interest and principal payments on the outstanding Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2019 Notes is in December 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Notes will be repaid in or prior to December 2029 (the “2019 Notes Anticipated Repayment Date”). The legal final maturity date of the 2022 Notes is in February 2052, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2022 Class A-2-II Notes will be repaid in or prior to December 2031 (the “2022 Notes Anticipated Repayment Dates”). The legal final maturity date of the 2024 Notes is in June 2054, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2024 Class A-2-I Notes will be repaid in or prior to June 2029 and the 2024 Class A-2-II Notes will be repaid in or prior to June 2034 (together, the “2024 Notes Anticipated Repayment Dates”).The legal final maturity date of the 2025 Notes is in December 2055, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2025 Class A-2-I Notes will be repaid in or prior to December 2030 and the 2025 Class A-2-II Notes will be repaid in or prior to December 2032 (together, the “2025 Notes Anticipated Repayment Dates” and together with the 2019 Notes Anticipated Repayment Date, the 2022 Notes Anticipated Repayment Dates and the 2024 Notes

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Anticipated Repayment Dates, the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the outstanding Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
If outstanding, the 2022 Variable Funding Notes and 2025 Variable Funding Notes will each accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the secured overnight financing rate for U.S. Dollars, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the applicable Variable Funding Notes. There is a commitment fee on the unused portion of each series of Variable Funding Notes of 0.5% based on utilization. It is anticipated that the principal and interest on the 2022 Variable Funding Notes and 2025 Variable Funding Notes, if any, will be repaid in full on or prior to December 2026 and December 2028, respectively, in each case subject to two additional one-year extension options. Following the applicable anticipated repayment date (and any extensions thereof), additional interest will accrue on each series of Variable Funding Notes equal to 5.0% per year.
In connection with the issuance of the 2019 Notes, 2022 Notes, 2024 Notes, and 2025 Notes, the Company incurred debt issuance costs of $10.6 million, $16.2 million, $12.1 million, and $13.8 million, respectively. The debt issuance costs are being amortized to interest expense through the Anticipated Repayment Dates of the Notes utilizing the effective interest rate method. As a result of the repayment of the 2022 Class A-2-I Notes and 2018 Class A-2-II Notes prior to their respective Anticipated Repayment Dates, the Company recorded a loss on early extinguishment of debt of $1.7 million and $2.3 million during the years ended December 31, 2025 and 2024, respectively, within interest expense on the consolidated statements of operations, consisting of the write-off of remaining unamortized deferred financing costs of the respective Notes.
The outstanding Securitized Senior Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective, (iv) a cap on non-securitized indebtedness of $50.0 million (provided that the Company may incur non-securitized indebtedness in excess of such amount, subject to the leverage ratio cap described below, under certain conditions, including if the relevant lenders execute a non-disturbance agreement that acknowledges the bankruptcy-remote status of the Master Issuer and its subsidiaries and of their respective assets), (v) a leverage ratio cap incurrence test on the Company of 7.0x (calculated without regard for any indebtedness subject to the $50.0 million cap) and (vi) covenants relating to recordkeeping, access to information and similar matters.
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
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee (the “Trustee”) for the benefit of the trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents cash collections held by the Trustee, interest, principal, and commitment fee reserves held by the Trustee related to the Securitized Senior Notes. As of December 31, 2025, the Company had restricted cash held by the Trustee of $66.3 million.
(11) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from franchise fees and ADA fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are corporate-owned club enrollment fees, annual fees and monthly fees as well as deferred

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
equipment rebates relating to our equipment business. The Company classifies these contract liabilities as deferred revenue in our consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2024 and December 31, 2025:

(in thousands)	Amount
Balance at December 31, 2024	$94,101
Revenue recognized that was included in the contract liability at the beginning of the year	(62,752)
Increase, excluding amounts recognized as revenue during the period	56,901
Balance at December 31, 2025	$88,250

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations from contract liabilities that are unsatisfied, or partially unsatisfied, as of December 31, 2025. The Company has elected to exclude short term contracts, sales and usage based royalties and any other variable consideration recognized on an “as invoiced” basis.

(in thousands)	Amount
2026	$58,593
2027	4,481
2028	3,388
2029	3,026
2030	2,694
Thereafter	16,068
Total	$88,250
The summary set forth below represents the balances in deferred revenue:

	As of December 31,
(in thousands)	2025	2024
Prepaid membership fees	$17,319	$17,224
Enrollment fees	3,294	3,348
Equipment discount	262	3,235
Annual membership fees	34,577	34,956
Area development and franchise fees	32,798	35,338
Total deferred revenue	88,250	94,101
Long-term portion of deferred revenue	29,657	31,990
Current portion of deferred revenue	$58,593	$62,111
Equipment deposits received in advance of delivery as of December 31, 2025 were $10.2 million and are expected to be recognized as revenue in the next 12 months.
(12) Related party transactions
Activity with franchisees considered to be related parties is summarized below.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Franchise revenue	$9,140	$8,171	$6,113
Equipment revenue	3,221	13,804	7,295
Total revenue from related parties	$12,361	$21,975	$13,408
The Company had $5.4 million and $6.2 million of receivables attributable to related parties as of December 31, 2025 and 2024, respectively, which are included in accounts receivables, net on the consolidated balance sheets.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $0.8 million and $0.6 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had $83.9 million and $88.1 million, respectively, payable to related parties pursuant to tax benefit arrangements, see Note 16.
In November 2024, the Company issued a promissory note of up to $10.0 million to a franchisee. Amounts borrowed under the promissory note accrue interest at SOFR plus 4% and must be repaid no later than December 31, 2026. As of December 31, 2025 and 2024, $5.1 million and $2.1 million, respectively, was issued and outstanding on the promissory note. During the year ended December 31, 2025, interest receivable accrued on the outstanding promissory note was $0.3 million. An immaterial amount of interest receivable was accrued during the year ended December 31, 2024. The outstanding amount of the promissory note is included in other receivables in 2025 and other assets, net in 2024 on the consolidated balance sheets.
The Company provides administrative services to the NAFs and typically charges the NAFs a fee for providing those services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $6.6 million, $5.9 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
A member of the Company’s board of directors, who is also the Company’s former interim CEO and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments of approximately $0.5 million, $0.4 million, and $0.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the software was being utilized at 280 and 245 corporate-owned clubs, respectively, and approximately 912 and 765 franchise clubs, respectively.
For the year ended December 31, 2023, the Company incurred approximately $0.5 million, which is included within selling, general and administrative expense on the consolidated statements of operations, for corporate travel to a third-party company which is affiliated with our former Chief Executive Officer.
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
Other Exchanges
During the years ended December 31, 2025, 2024 and 2023, respectively, certain Continuing LLC Owners have exercised their exchange right and exchanged 25,713, 1,055,326 and 4,748,555 Holdings Units, respectively, for an equal number of newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, an identical number of shares of Class B common stock were surrendered by the Continuing LLC Owners and canceled and the Company received a corresponding number of Holdings Units, increasing its total ownership in Pla-Fit Holdings. Future exchanges of Holdings Units by the Continuing LLC Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital on our consolidated balance sheets.
As a result of the recapitalization transactions, the IPO, completion of our secondary offerings, and other exchanges and equity activity, as of December 31, 2025:
•the public investors collectively owned 80,445,965 shares of our Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 99.6% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively hold 316,128 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings and 316,128 shares of our Class B common stock, representing 0.4% of the voting power in the Company;

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Share repurchase programs
2022 share repurchase program
On November 4, 2022, the Company’s board of directors approved a share repurchase program of up to $500.0 million, which replaced the 2019 share repurchase program. During the year ended December 31, 2023, the Company repurchased and retired 1,698,753 shares of Class A common stock for a total cost of $125.0 million. A share repurchase excise tax of $1.0 million was also incurred as a result of new legislation that went into effect beginning in 2023.
On June 12, 2024, the Company entered into a $280.0 million accelerated share repurchase agreement (the “2024 ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the 2024 ASR Agreement, on June 14, 2024, the Company paid the Bank $280.0 million in cash and received 3,090,507 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $224.0 million, representing 80% of the total 2024 ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. Final settlement of the 2024 ASR Agreement occurred on September 16, 2024. At final settlement, the Bank delivered 668,432 additional shares of the Company’s Class A common stock, which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $76.88 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2024 ASR Agreement. The 2024 ASR Agreement had been evaluated as an unsettled forward contract indexed to our Class A common stock, with $56.0 million classified as an increase to accumulated deficit at the original date of payment.
Additionally, the Company repurchased and retired 313,834 shares of Class A common stock for a total cost of $20.0 million during the year ended December 31, 2024. A share repurchase excise tax of $2.5 million was recorded in connection with the Company’s share repurchases during the year ended December 31, 2024.
2024 share repurchase program
On June 13, 2024, the Company’s board of directors approved a share repurchase program of up to $500.0 million (the “2024 Share Repurchase Program”) to replace the 2022 share repurchase program, contingent upon the completion of the 2024 ASR Agreement. The 2024 Share Repurchase Program became effective on September 16, 2024 upon the completion of the 2024 ASR Agreement.
On December 12, 2025, the Company entered into a $350.0 million accelerated share repurchase agreement (the “2025 ASR Agreement”) with Citibank, N.A. Pursuant to the terms of the 2025 ASR Agreement, on December 16, 2025, the Company paid the Bank $350.0 million in cash and received 2,548,234 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $280.0 million, representing 80% of the total 2025 ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. The remaining 20% of the total 2025 ASR Agreement value has been evaluated as an unsettled forward contract indexed to our Class A common stock, with $70.0 million classified as an increase to accumulated deficit. The 2025 ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the 2025 ASR Agreement may be accelerated, extended or terminated early by the Bank and various acknowledgments, representations and warranties made by the parties to one another.
Subsequent to the year ended December 31, 2025, final settlement of the 2025 ASR Agreement occurred on January 12, 2026 where the Bank delivered and the Company retired an additional 754,644 shares of the Company’s Class A common stock. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $108.76 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR Agreement.
Additionally, the Company repurchased and retired 1,502,411 shares of Class A common stock for a total cost of $150.0 million during the year ended December 31, 2025. A share repurchase excise tax of $4.2 million was recorded in connection with the Company’s share repurchases during the year ended December 31, 2025.
2025 share repurchase program
On December 15, 2025, the Company’s board of directors approved a share repurchase program of up to $500.0 million (the “2025 Share Repurchase Program”) to replace the 2024 share repurchase program, contingent upon the completion of the 2025 ASR Agreement. The 2025 Share Repurchase Program became effective on January 12, 2026 upon the completion of the 2025 ASR Agreement.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Dividends
The Company did not declare or pay any dividends during the years ended December 31, 2025, 2024 or 2023.
Preferred stock
The Company had 50,000,000 preferred stock shares authorized and none issued or outstanding for the years ended December 31, 2025 or 2024.
(14) Equity-based compensation
Equity-based compensation
The following table summarizes equity-based compensation expense by award type:

	Years Ended December 31,
(in thousands)	2025	2024	2023
RSUs	$8,786	$6,954	$5,699
PSUs	3,064	1,405	795
Stock options	11	138	1,004
ESPP	472	416	408
Total(1)	$12,333	$8,913	$7,906
(1) Equity-based compensation was recorded to selling, general and administrative expense in the consolidated statements of operations related to stock options, RSUs, PSUs and ESPP.
Omnibus Incentive Plan
In August 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”) under which the Company may grant options and other equity-based awards in an amount up to 7,896,800 shares to employees, directors and officers.
In May 2025, the Company adopted the 2025 Omnibus Incentive Plan (the “2025 Plan”) under which the Company may grant options and other equity-based awards in an amount up to 5,681,700 shares to employees, directors and officers. In connection with the adoption of the 2025 Plan, the 2015 Plan was terminated and the remaining unallocated share reserve was cancelled, and no new awards will be granted under the 2015 Plan.
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

	Restricted stock units	Weighted average fair value
Unvested outstanding at January 1, 2025	202,324	$70.65
Granted	80,697	$97.30
Vested	(116,254)	$72.66
Forfeited	(9,006)	$76.72
Unvested outstanding at December 31, 2025	157,761	$82.46
The weighted-average grant-date fair value per share of RSUs granted was $68.85 and $75.71 for the years ended December 31, 2024 and 2023, respectively. The total fair value of RSUs vested was $8,447, $5,956, and $3,997 for the years ended December

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
31, 2025, 2024, and 2023, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs was $4,968, which is expected to be recognized over a weighted-average period of 1.3 years.
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

	Performance share units	Weighted average fair value
Unvested outstanding at January 1, 2025	99,123	$70.66
Granted	65,564	$96.62
Vested	(8,437)	$82.39
Forfeited	(17,289)	$74.67
Unvested outstanding at December 31, 2025	138,961	$81.70
Expected to vest at December 31, 2025	141,986	$82.10
The weighted-average grant-date fair value per share of PSUs granted was $66.99 and $75.28 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested PSUs was $6,547, which is expected to be recognized over a weighted average period of 1.9 years.
Stock Options
Generally, stock options awarded vest annually, on a tranche by tranche basis, over a period of four years with a maximum contractual term of 10 years.
The following summarizes stock option activity for the year ended December 31, 2025:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2025	88,592	$52.64
Granted	—	$—
Exercised	(10,986)	$62.95		$431
Forfeited	(4,243)	$78.25
Outstanding at December 31, 2025	73,363	$49.62	3.0	$4,317
Vested or expected to vest at December 31, 2025	73,363	$49.62	3.0	$4,317
Exercisable at December 31, 2025	69,724	$48.06	2.9	$4,212
The aggregate intrinsic value of options exercised was $13,246 and $8,776 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, the total unrecognized compensation expense related to unvested stock options was immaterial and is expected to be fully recognized during 2026.
2018 Employee stock purchase plan
The 2018 Employee Stock Purchase Plan (the “ESPP”), as adopted by the Board of Directors in March 2018, allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2025, a total of 1,000,000 shares of common stock were authorized for the issuance of equity awards under the ESPP. During the year ended December 31, 2025, employees purchased 14,528 shares under the ESPP.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Numerator
Net income	$220,264	$174,243	$147,035
Less: net income attributable to non-controlling interests	1,160	2,201	8,722
Net income attributable to Planet Fitness, Inc. - basic & diluted	$219,104	$172,042	$138,313
Denominator
Weighted-average shares of Class A common stock outstanding - basic	83,518,664	85,621,282	84,896,397
Effect of dilutive securities:
Stock options	39,967	101,671	232,630
Restricted stock units	103,103	63,913	44,785
Performance stock units	64,091	40,571	11,106
Weighted-average shares of Class A common stock outstanding - diluted	83,725,825	85,827,437	85,184,918
Earnings per share of Class A common stock - basic	$2.62	$2.01	$1.63
Earnings per share of Class A common stock - diluted	$2.62	$2.00	$1.62
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because the effect would have been anti-dilutive were as follows:

	Years Ended December 31,
	2025	2024	2023
Class B common stock	326,625	709,067	3,735,109
Stock options	601	5,014	248,647
Restricted stock units	186	1,891	4,251
Performance stock units	706	2,314	1,276
Total	328,118	718,286	3,989,283
(16) Income taxes
The Company adopted ASU No. 2023‑09, Improvements to Income Tax Disclosures, effective for the fiscal year ended December 31, 2025. In accordance with the transition guidance, the Company applied the amendments prospectively. As a result, the disclosures required by ASU 2023‑09 are presented for fiscal year 2025 only and prior periods have not been restated.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Income before the provision for income taxes as shown in the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$318,968	$249,145	$205,890
Foreign	(9,990)	(2,417)	1,651
Total income before the provision for income taxes	$308,978	$246,728	$207,541
The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$7,143	$4,752	$2,338
State	13,386	6,743	3,853
Foreign	1,469	1,259	1,132
Total current tax expense	21,998	12,754	7,323
Deferred:
Federal	63,631	47,338	41,010
State	299	8,516	10,136
Foreign	(54)	(165)	43
Total deferred tax expense	63,876	55,689	51,189
Provision for income taxes	$85,874	$68,443	$58,512
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

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides a reconciliation of the U.S. statutory income tax rate to the Company’s provision for income taxes and respective effective tax rate disaggregated by required category for the year ended December 31, 2025 in accordance with ASU 2023‑09.

	Year Ended December 31,
	2025
(in thousands)	Amount	Tax Rate %
U.S. federal statutory income tax rate	$65,067	21.0%
Domestic federal:
Nontaxable or non-deductible items	2,887	0.9%
Change in valuation allowance	1,432	0.5%
Effect of cross-border tax laws	(262)	(0.1)%
Other reconciling items	453	0.2%
Domestic state and local taxes, net of federal benefit	12,056	3.9%
Foreign tax effects:
Spain:
Change in valuation allowance	2,520	0.8%
Other foreign jurisdictions	1,537	0.5%
Worldwide changes in unrecognized tax benefits	183	0.1%
Effective tax rate	$85,874	27.8%
The majority of the Company's domestic state and local income taxes impacting the effective tax rate in the table above relates to New York, Florida, California and New Hampshire.
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	4.6%	4.2%
State rate change impact on deferred taxes	(0.3)%	1.4%
Tax benefit arrangement liability adjustment	0.1%	(0.2)%
Foreign tax rate differential	0.1%	0.1%
Withholding taxes and other	1.4%	0.8%
Change in valuation allowance	0.5%	0.3%
Equity-based compensation	(0.1)%	(0.1)%
Non-deductible executive compensation	0.6%	1.6%
Income attributable to non-controlling interests	(0.2)%	(0.9)%
Effective tax rate	27.7%	28.2%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Deferred revenue	$7,332	$6,814
Goodwill and intangible assets	404,531	452,587
Net operating loss	8,295	22,825
Lease liabilities	114,475	113,194
Equity-based compensation	1,490	2,557
Equity method investment	3,553	3,486
Allowance for current expected credit loss	6,259	4,769
Other	4,839	3,293
Deferred tax assets	550,774	609,525
Valuation allowance	(10,380)	(6,579)
Deferred tax assets, net of valuation allowance	540,394	602,946
Deferred tax liabilities:
Property and equipment	(37,024)	(37,133)
Right of use assets	(97,823)	(97,002)
Total deferred tax liabilities	(134,847)	(134,135)
Total deferred tax assets and liabilities	$405,547	$468,811
Reported as:
Deferred income taxes - non-current assets	$406,724	$470,197
Deferred income taxes - non-current liabilities	(1,177)	(1,386)
Total deferred tax assets and liabilities	$405,547	$468,811
As of December 31, 2025, we had a net deferred tax asset of $405.5 million, primarily resulting from tax attributes generated from past exchanges of Holdings Units which will reduce taxable income in future periods. Substantially all of our deferred tax assets are deemed to be more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, our recent history of generating positive income before taxes, projections of future taxable income and ongoing prudent and feasible tax planning strategies. For the years ended December 31, 2025 and 2024, the Company has continued to provide a valuation allowance of $10.4 million and $6.6 million, respectively, against the portion of its deferred tax assets that the Company does not have sufficient positive evidence to support its recoverability.
As of December 31, 2025, the Company had federal net operating loss carryforwards of $7.5 million, with an indefinite lived carryforward. These losses were generated in 2020 and 2021. The Company also has $50.2 million of state net operating loss carryforwards of which $49.1 million have various expirations from 2026 to 2041 and $1.1 million are indefinite.
The following table presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, which is included within other liabilities on our consolidated balance sheets:

	As of December 31,
(in thousands)	2025	2024
Balance at beginning of year	$297	$273
Increase related to current year tax positions	162	59
Decrease related to prior year tax positions	—	(35)
Balance at end of year	$459	$297
The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. Generally, the tax years 2022 through 2025 remain open to examination by the tax authorities in these jurisdictions.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides details of cash paid for income taxes, net of refunds received, disaggregated by federal, state and foreign jurisdictions for the year ended December 31, 2025 in accordance with ASU 2023‑09. Significant individual jurisdictions are disclosed separately, while all others are aggregated.

For the Year Ended December 31,
(in thousands)	2025
U.S. Federal	$9,140
U.S. State & Local
California	1,510
Florida	1,415
New Hampshire	1,236
Other U.S. state and local jurisdictions	5,594
Total U.S. State & Local	9,755
Foreign	2,555
Net cash paid for income taxes	$21,450
The Company paid cash of $12.1 million and $5.3 million for income taxes, net of refunds received, during the years ended December 31, 2024 and 2023, respectively.
Tax benefit arrangements
The Company recorded other expense of $2.4 million and $1.3 million and other income of $2.0 million in the years ended December 31, 2025, 2024 and 2023, respectively, reflecting a change in the tax benefit obligation attributable to a change in the expected tax benefits. In each year, the remeasurement was primarily due to various state tax legislation changes enacted in the year and in 2022 was also due to the Sunshine Acquisition which resulted in a change in the amount of income apportioned to various states in future periods and accordingly resulted in a decrease to the tax benefit arrangement liability.
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

	Years Ended December 31,
(in thousands, except share amounts)	2025	2024
Holding units exchanged	25,713	1,055,326
Net deferred tax assets	$749	$21,835
Tax benefit arrangement liabilities(1)	$732	$14,899
(1) Represents approximately 85% of the tax benefit generated by TRA Holders who exchanged shares and participate in the tax benefit arrangements.
The tax benefit obligation was $415.8 million and $466.9 million as of December 31, 2025 and 2024, respectively.
Projected future payments under the tax benefit arrangements are as follows:

(in thousands)	Amount
2026	$55,518
2027	41,498
2028	42,612
2029	44,442
2030	47,103
Thereafter	184,618
Total	$415,791

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(17) Commitments and contingencies
(a) Legal matters
From time to time, and in the ordinary course of business, the Company is subject to various claims, charges, and litigation, such as employment-related claims and slip and fall cases.
Mexico Acquisition
On March 19, 2020, a franchisee in Mexico exercised a put option that requires the Company to acquire their franchisee-owned clubs in Mexico. In February 2023, the Company and the franchisee agreed on a summary of terms for a settlement agreement (“Preliminary Settlement Agreement”), which included the Company’s acquisition of the franchisee-owned clubs and a release of all claims by all parties. In connection with the Preliminary Settlement Agreement, the Company recorded a legal settlement reserve of $8.6 million as of December 31, 2022, inclusive of estimated future legal fees, through other loss on the statement of operations. The Company revised its estimate of the legal settlement and recorded an increase to the liability of $6.3 million during 2023. On October 20, 2023, the Company finalized its settlement with the franchisee in Mexico for $31.6 million, which included the acquisition by the Company of five clubs in Mexico and the settlement of all claims.
In conjunction with the finalization of the settlement with the franchisee in Mexico, the Company entered into an agreement to sell the five clubs to Planet Fitmex, LLC. As a result, the business met the discontinued operations reporting criteria and “held for sale” accounting criteria as of the acquisition date of October 20, 2023. On December 28, 2023, the Company completed the sale of the five clubs to Planet Fitmex, LLC in exchange for an equity interest in Planet Fitmex, LLC valued at $17.0 million.
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
(b) Purchase commitments
As of December 31, 2025, the Company had advertising purchase commitments of approximately $77.0 million, including commitments made by the NAFs. In addition, the Company had open purchase orders of approximately $28.4 million primarily related to equipment to be sold to franchisees.
(c) Guarantees
The Company historically guaranteed lease agreements for certain franchisees and in 2019, in connection with a real estate partnership, the Company began guaranteeing certain leases of its franchisees up to a maximum period of 10 years, with earlier expiration dates if certain conditions are met. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $3.7 million and $4.5 million as of December 31, 2025 and 2024, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2025 and 2024, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.
(18) Retirement plan
The Company maintains a 401(k) deferred tax savings plan (the “Plan”) for eligible employees. The Plan provides for the Company to make an employer matching contribution currently equal to 100% of employee deferrals up to a maximum of 4% of each eligible participating employees’ wages. Total employer matching contributions expensed in the consolidated statements of operations were approximately $1.6 million, $1.5 million, and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following table summarizes total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Revenue
Franchise	$467,958	$423,247	$387,929
Corporate-owned clubs	546,097	502,287	449,296
Equipment	310,089	256,120	234,101
Total revenue	$1,324,144	$1,181,654	$1,071,326
Segment Adjusted EBITDA
Franchise	$336,592	$301,122	$273,008
Corporate-owned clubs	206,347	188,751	173,322
Equipment	94,478	71,778	56,362
Segment Adjusted EBITDA	$637,417	$561,651	$502,692
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

Franchise Segment	Years Ended December 31,
(in thousands)	2025	2024	2023
Selling, general and administrative	$34,394	$32,514	$35,654
National advertising fund expense	87,580	79,009	70,095
Cost of revenue	10,242	9,892	9,493
Other segment expenses (income), net(1)	(850)	710	(320)
Total	$131,366	$122,125	$114,921
(1) Other segment expenses (income), net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Corporate-owned Clubs Segment	Years Ended December 31,
(in thousands)	2025	2024	2023
Rent & occupancy(1)	$127,079	$117,392	$102,399
Club compensation and payroll(1)	97,758	87,212	75,222
Marketing(1)	47,730	43,137	39,642
Operational and other(1)	45,978	42,128	35,718
Selling, general and administrative	14,117	18,027	16,891
Other segment expenses, net(2)	7,088	5,640	6,102
Total	$339,750	$313,536	$275,974
(1) Club compensation and payroll, rent and occupancy, marketing, and operational and other are included within club operations expense in the consolidated statements of operations. Operational and other primarily consists of repairs and maintenance expense, transaction fees, club supplies, personal property tax expense and other expenses incurred in the operation of each corporate-owned club.
(2) Other segment expenses, net for the corporate-owned clubs segment includes cost of revenue, other (gains) losses, net, and other income (expense), net.

Equipment Segment	Years Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$213,476	$181,545	$174,846
Other segment expenses, net(1)	2,135	2,797	2,893
Total	$215,611	$184,342	$177,739
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $147.4 million, $131.8 million and $112.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Segment Adjusted EBITDA
Franchise	$336,592	$301,122	$273,008
Corporate-owned clubs	206,347	188,751	173,322
Equipment	94,478	71,778	56,362
Segment Adjusted EBITDA	637,417	561,651	502,692
Depreciation and amortization	(155,785)	(160,346)	(149,413)
Interest income	22,999	23,115	17,741
Interest expense	(108,244)	(100,037)	(86,576)
Losses from equity-method investments, net of tax	2,840	4,042	1,994
Corporate and other unallocated expenses, net(1)	(90,249)	(81,697)	(78,897)
Income before income taxes	$308,978	$246,728	$207,541

Planet Fitness, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.

The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$1,284,622	$1,141,550	$1,042,784
Rest of world	39,522	40,104	28,542
Total revenue	$1,324,144	$1,181,654	$1,071,326

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

	As of December 31,
(in thousands)	2025	2024
United States	$913,906	$882,022
Rest of world	65,609	21,414
Total long-lived assets, net	$979,515	$903,436

(20) Corporate-owned and franchisee-owned clubs
The following table shows changes in our franchisee-owned and corporate-owned clubs:

	Years Ended December 31,
	2025	2024	2023
Franchisee-owned clubs:
Clubs operated at beginning of period	2,445	2,319	2,176
New clubs opened or acquired	158	129	147
Clubs refranchised(1)	8	—	5
Clubs debranded, sold or consolidated(2)	(7)	(3)	(9)
Clubs operated at end of period	2,604	2,445	2,319
Corporate-owned clubs:
Clubs operated at beginning of period	277	256	234
New clubs opened or acquired	23	21	18
Clubs refranchised(1)	(8)	—	(5)
Clubs acquired from franchisees	—	—	9
Clubs operated at end of period	292	277	256
Total clubs:
Clubs operated at beginning of period	2,722	2,575	2,410
New clubs opened	181	150	165
Clubs debranded, sold or consolidated(2)	(7)	(3)	—
Clubs operated at end of period	2,896	2,722	2,575
(1) The term “refranchised” refers to corporate-owned clubs which were sold to an existing franchisee group.
(2) The term “debrand” refers to a franchisee-owned club whose right to use the Planet Fitness brand and marks has been terminated in accordance with the franchise agreement. We retain the right to prevent debranded clubs from continuing to operate as fitness centers. The term “consolidated” refers to the combination of a franchisee’s club with another club located in close proximity with our prior approval. This often coincides with an enlargement, re-equipment and/or refurbishment of the remaining club.

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
An evaluation was performed, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, our independent registered public accounting firm, has issued an audit report appearing in this Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting as of December 31, 2025.
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
Opinion on Internal Control Over Financial Reporting
We have audited Planet Fitness, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity (deficit) for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules, Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boston, Massachusetts
February 25, 2026

Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held May 5, 2026. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial statements (included in Item 8 of this Annual Report on Form 10-K):
1Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
2Consolidated Balance Sheets as of December 31, 2025 and 2024
3Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
4Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
5Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
6Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2025, 2024 and 2023
7Notes to Consolidated Financial Statements
(ii)Financial Statements Schedules

1Schedule II – Valuation and Qualifying Accounts
Allowance For Uncollectible Amounts:

(in thousands)	Balance at Beginning of Period	Provision for (recovery of) doubtful accounts, net	Write-offs and other	Balance at End of Period
December 31, 2025	$30	$857	$459	$428
December 31, 2024	$—	$43	$13	$30
December 31, 2023	$—	$—	$—	$—
Allowance For Credit Losses On Held To Maturity Investment:

(in thousands)	Balance at Beginning of Period	Loss on adjustment of allowance for credit losses on held-to-maturity investment	Write-offs and other	Balance at End of Period
December 31, 2025	$18,834	$5,590	$—	$24,424
December 31, 2024	$17,689	$1,145	$—	$18,834
December 31, 2023	$14,957	$2,732	$—	$17,689
Valuation Allowance On Deferred Tax Assets:

(in thousands)	Balance at Beginning of Period	(Benefit) provision of allowance	Utilization of allowance	Balance at End of Period
December 31, 2025	$6,579	$3,801	$—	$10,380
December 31, 2024	$4,940	$1,639	$—	$6,579
December 31, 2023	$4,037	$903	$—	$4,940
All other separate financial statements schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(3)Exhibits
The exhibits listed in the following Exhibits Index, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
1.1	Purchase Agreement dated June 6, 2024 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as Manager, the Company and Planet Fitness Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC, as representative of the several initial purchasers		8-K	001-37534	1.1	07-Jun-24
1.2	Purchase Agreement dated December 5, 2025 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as Manager, the Company and Planet Intermediate, LLC and Pla-Fit Holdings, LLC, as parent companies, and Guggenheim Securities, LLC, as representative of the several initial purchasers.		8-K	001-37534	1.1	05-Dec-25
3.1	Second Restated Certificate of Incorporation of Planet Fitness, Inc.		8-K	001-37534	3.1	12-May-25

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
3.2	Amended and Restated Bylaws of Planet Fitness, Inc.		8-K	001-37534	3.2	18-Mar-25
4.1	Form of Class A Common Stock Certificate		S-1/A	333-205141	4.1	27-Jul-15
4.2	Amended and Restated Base Indenture dated February 10, 2022 between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	10-Feb-22
4.3	Series 2019-1 Supplement dated December 3, 2019 between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2019-1 3.858% Fixed Rate Senior Secured Notes, Class A-2, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary		8-K	001-37534	4.1	3-Dec-19
4.4	Description of Securities of the Registrant	X
4.5	Series 2022-1 Supplement dated February 10, 2022, between Planet Fitness Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.		8-K	001-37534	4.2	10-Feb-22
4.6	Supplement No. 1 to A&R Base Indenture dated June 12, 2024, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.		8-K	001-37534	4.1	12-Jun-24
4.7	Series 2024-1 Supplement dated June 12, 2024, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Series 2024-1 Securities Intermediary.		8-K	001-37534	4.2	12-Jun-24
4.8	Supplement No. 2 to A&R Base Indenture, dated December 15, 2025, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary		8-K	001-37534	4.1	15-Dec-25
4.9	Series 2025-1 Supplement, dated December 15, 2025, between Planet Fitness Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Series 2025-1 Securities Intermediary		8-K	001-37534	4.2	15-Dec-25
10.1	Form of Amended and Restated Pla-Fit Holdings, LLC Operating Agreement		S-1/A	333-205141	10.4	15-Jul-15
10.2	Form of Tax Receivable Agreement with the Continuing LLC Owners		S-1/A	333-205141	10.5	15-Jul-15
10.3	First Amendment to Tax Receivable Agreement, dated December 22, 2023, with the Continuing LLC Owners		10-K	001-37534	10.3	29-Feb-24
10.4	Form of Tax Receivable Agreement with the Direct Investors		S-1/A	333-205141	10.6	15-Jul-15
10.5	First Amendment to Tax Receivable Agreement, dated December 22, 2023, with the Direct Investors		10-K	001-37534	10.5	29-Feb-24
10.6	Form of Registration Rights Agreement		S-1/A	333-205141	10.7	15-Jul-15
10.7	Amendment No. 1 to the Registration Rights Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., the Investors (as defined therein) and the Managers (as defined therein)		10-Q	001-37534	10.2	03-Nov-16
10.8	Form of Exchange Agreement		S-1/A	333-205141	10.9	15-Jul-15

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.9	Amendment No. 1 to the Exchange Agreement, dated August 30, 2016, by and among Planet Fitness, Inc., Pla-Fit Holdings, LLC, and the holders of Holdings Units (as defined therein) and shares of Class B Common Stock (as defined therein)		10-Q	001-37534	10.1	03-Nov-16
10.10	Form of Director Indemnification Agreement		S-1/A	333-205141	10.11	15-Jul-15
10.11	Form of Confidentiality, Inventions and Non-competition Agreement		10-Q	001-37534	10.3	8-May-19
10.12	Form of Planet Fitness, Inc. Long-Term Cash Incentive Plan		10-K	001-37534	10.14	25-Feb-25
10.13	Guarantee and Collateral Agreement dated August 1, 2018 among Planet Fitness Franchising LLC, Planet Fitness Distribution LLC, Planet Fitness Assetco LLC and Planet Fitness SPV Guarantor LLC, each as a Guarantor, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	1-Aug-18
10.14	Management Agreement dated August 1, 2018 among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.2	1-Aug-18
10.15	First Amendment dated February 10, 2022 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	10-Feb-22
10.16	Class A-1 Note Purchase Agreement dated January 25, 2022 among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Equipment Distributor LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, and ING Capital LLC, as provider of letters of credit, as swingline lender and as administrative agent.		8-K	001-37534	10.1	26-Jan-22
10.17	Employment Agreement with Jennifer Simmons		8-K	001-37534	10.1	9-Nov-22
10.18	Employment Agreement with Bill Bode		8-K	001-37534	10.2	9-Nov-22
10.19	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan		10-K	001-37534	10.30	1-Mar-23
10.20	Offer Letter, dated April 6, 2024 by and among Colleen Keating and Pla-Fit Franchise, LLC.		8-K	001-37534	10.1	16-Apr-24
10.21	Amendment No. 2 dated June 12, 2024 to Management Agreement among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee.		8-K	001-37534	10.1	12-Jun-24
10.22	Offer Letter, dated October 26, 2024 by and among Jay Stasz and Pla-Fit Franchise, LLC		8-K	001-37534	10.1	30-Oct-24
10.23	Offer Letter, dated December 20, 2024 by and among Brian Povinelli and Pla-Fit Franchise, LLC		10-K	001-37534	10.35	25-Feb-25
10.24	Planet Fitness, Inc. 2025 Omnibus Incentive Plan		10-Q	001-37534	10.2	9-May-25
10.25	Form of Restricted Stock Unit Director Award Agreement		10-Q	001-37534	10.3	9-May-25

			Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
10.26	Form of Restricted Stock Unit Award Agreement	X
10.27	Form of Performance Stock Unit Award Agreement	X
10.28	Form of Stock Option Award	X
10.29	Amended and Restated Executive Severance & Change in Control Policy		10-Q	001-37534	10.1	7-Nov-25
10.30	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program		10-Q	001-37534	10.2	7-Nov-25
10.31	Officer Indemnification Agreement		10-Q	001-37534	10.3	7-Nov-25
10.32	Amendment No. 3 to Management Agreement, dated December 15, 2025, among Planet Fitness Master Issuer LLC, Planet Fitness SPV Guarantor LLC, certain subsidiaries of Planet Fitness Master Issuer LLC party thereto, Planet Fitness Holdings, LLC, as Manager, and Citibank, N.A., as Trustee		8-K	001-37534	10.1	15-Dec-25
10.33	Class A-1 Note Purchase Agreement dated December 15, 2025, among Planet Fitness Master Issuer LLC, as Master Issuer, Planet Fitness SPV Guarantor LLC, Planet Fitness Franchising LLC, Planet Fitness Assetco LLC and Planet Fitness Distribution LLC, each as Guarantor, Planet Fitness Holdings, LLC, as manager, certain conduit investors and financial institutions and funding agents, Morgan Stanley Bank, N.A., as provider of letters of credit and committed note purchaser, and Morgan Stanley Asset Funding, Inc., as administrative agent		8-K	001-37534	10.2	15-Dec-25
10.34	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, between Planet Fitness, Inc. and Citibank, N.A. dated December 12, 2025		8-K	001-37534	10.3	15-Dec-25
19.1	Planet Fitness, Inc. Insider Trading Policy and Addendum		10-K	001-37534	19.1	25-Feb-25
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP	X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy For Recoupment of Incentive Compensation		10-Q	001-37534	10.1	9-May-25

Incorporated by Reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Exhibit	Filing date
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity (Deficit), and (vi) Notes to Consolidated Financial Statements
X
104	Cover Page Interactive Data File Inline XBRL and contained in Exhibit 101	X
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Fitness, Inc.

Date: February 25, 2026	/s/ Jay Stasz
Jay Stasz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Colleen Keating	Chief Executive Officer and Director	February 25, 2026
Colleen Keating	(Principal Executive Officer)

/s/ Jay Stasz	Chief Financial Officer	February 25, 2026
Jay Stasz	(Principal Financial Officer)

/s/ Craig Benson	Director	February 25, 2026
Craig Benson

/s/ Enshalla Anderson	Director	February 25, 2026
Enshalla Anderson

/s/ Frances Rathke	Director	February 25, 2026
Frances Rathke

/s/ Cammie Dunaway	Director	February 25, 2026
Cammie Dunaway

/s/ Stephen Spinelli, Jr.	Director	February 25, 2026
Stephen Spinelli, Jr.

/s/ Christopher Tanco	Director	February 25, 2026
Christopher Tanco

/s/ Bernard Acoca	Director	February 25, 2026
Bernard Acoca

/s/ Stephen Beard	Director	February 25, 2026
Stephen Beard