Form 10-Q
period 2026-03-31
Planet Fitness, Inc.
filed 2026-05-07
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 4, 2026 there were 79,126,649 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 316,128 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
•We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.
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
•Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
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
•Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could harm our reputation and adversely affect our business.
•Environmental, social and governance issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
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
•Our adoption or non-adoption of artificial intelligence could result in an adverse impact on our performance or reputation or otherwise result in liability.
•The other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission.
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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$375,273	$345,652
Restricted cash	81,223	66,304
Short-term marketable securities	98,533	106,761
Accounts receivable, net of allowances for uncollectible amounts of $428 as of March 31, 2026 and December 31, 2025	41,076	70,431
Inventory	4,809	7,581
Restricted assets - national advertising fund	15,376	—
Prepaid expenses	26,275	24,605
Other receivables	42,590	34,094
Income tax receivable	1,917	2,958
Total current assets	687,072	658,386
Long-term marketable securities	96,963	88,263
Investments, net of allowance for expected credit losses	68,927	69,700
Property and equipment, net of accumulated depreciation of $482,134 and $453,852, as of March 31, 2026 and December 31, 2025, respectively	452,201	466,747
Right-of-use assets, net	398,676	409,320
Intangible assets, net	278,389	286,409
Goodwill	712,340	712,450
Deferred income taxes	394,765	406,724
Other assets, net	15,308	5,396
Total assets	$3,104,641	$3,103,395
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$25,750	$23,875
Accounts payable	33,094	39,683
Accrued expenses	68,789	75,371
Equipment deposits	7,414	10,165
Deferred revenue, current	86,373	58,593
Payable pursuant to tax benefit arrangements, current	55,508	55,518
Other current liabilities	54,810	49,285
Total current liabilities	331,738	312,490
Long-term debt, net of current maturities	2,453,337	2,458,379
Lease liabilities, net of current portion	406,984	419,120
Deferred revenue, net of current portion	29,133	29,657
Deferred tax liabilities	1,076	1,177
Payable pursuant to tax benefit arrangements, net of current portion	360,273	360,273
Other liabilities	4,892	5,677
Total noncurrent liabilities	3,255,695	3,274,283
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 79,124 and 80,446 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	8
Class B common stock, $0.0001 par value, 100,000 shares authorized, 316 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	625,604	623,333
Accumulated other comprehensive (loss) income	(605)	1,311
Accumulated deficit	(1,107,227)	(1,107,429)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(482,220)	(482,777)
Non-controlling interests	(572)	(601)
Total stockholders’ deficit	(482,792)	(483,378)
Total liabilities and stockholders’ deficit	$3,104,641	$3,103,395
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenue:
Franchise	$102,249	$93,240
National advertising fund revenue	32,218	21,940
Corporate-owned clubs	140,622	133,669
Equipment	62,147	27,813
Total revenue	337,236	276,662
Operating costs and expenses:
Cost of revenue	45,341	22,485
Club operations	88,194	81,680
Selling, general and administrative	34,150	34,307
National advertising fund expense	32,218	21,944
Depreciation and amortization	40,251	38,281
Other gains, net	(1,587)	(1,237)
Total operating costs and expenses	238,567	197,460
Income from operations	98,669	79,202
Other income (expense), net:
Interest income	5,662	5,812
Interest expense	(32,967)	(26,197)
Other income, net	615	283
Total other expense, net	(26,690)	(20,102)
Income before income taxes	71,979	59,100
Provision for income taxes	19,309	16,216
Losses from equity-method investments, net of tax	(874)	(805)
Net income	51,796	42,079
Less net income attributable to non-controlling interests	242	212
Net income attributable to Planet Fitness, Inc.	$51,554	$41,867
Net income per share of Class A common stock:
Basic	$0.65	$0.50
Diluted	$0.65	$0.50
Weighted-average shares of Class A common stock outstanding:
Basic	79,575	84,170
Diluted	79,786	84,402
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income including non-controlling interests	$51,796	$42,079
Other comprehensive (loss) income, net
Foreign currency translation adjustments	(1,304)	868
Unrealized (loss) gain on marketable securities, net of tax	(612)	128
Total other comprehensive (loss) income, net	(1,916)	996
Total comprehensive income including non-controlling interests	49,880	43,075
Less: total comprehensive income attributable to non-controlling interests	242	212
Total comprehensive income attributable to Planet Fitness, Inc.	$49,638	$42,863
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$51,796	$42,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,251	38,281
Equity-based compensation expense	2,981	2,631
Deferred tax expense	11,841	10,961
Amortization of deferred financing costs	1,536	1,314
Accretion of marketable securities discount	(131)	(488)
Losses from equity-method investments, net of tax	874	805
Dividends accrued on held-to-maturity investment	(603)	(561)
Credit loss on held-to-maturity investment	502	292
Gain on re-measurement of tax benefit arrangement liability	—	(84)
Gain on insurance proceeds	—	(1,461)
Other	(697)	(260)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	29,404	38,490
Inventory	2,811	4,172
Other assets and other current assets	1,603	868
Restricted assets - national advertising fund	(15,380)	(16,670)
Accounts payable and accrued expenses	(12,337)	(13,934)
Other liabilities and other current liabilities	(724)	(918)
Income taxes	6,661	4,967
Payments pursuant to tax benefit arrangements	(10)	—
Equipment deposits	(2,751)	637
Deferred revenue	27,298	17,805
Leases	2,596	5,001
Net cash provided by operating activities	147,521	133,927
Cash flows from investing activities:
Additions to property and equipment	(25,501)	(23,055)
Insurance proceeds for property and equipment	—	2,053
Payment of deferred consideration for acquired clubs	—	(1,479)
Purchases of marketable securities	(36,395)	(42,334)
Maturities of marketable securities	35,340	36,749
Issuance of promissory notes to related parties	(20,647)	—
Other investing activities	—	(33)
Net cash used in investing activities	(47,203)	(28,099)
Cash flows from financing activities:
Repayment of long-term debt	(4,563)	(5,625)
Payment of deferred financing and other debt-related costs	(141)	—
Proceeds from issuance of Class A common stock	613	655
Repurchase and retirement of Class A common stock	(51,105)	(50,009)
Principal payments on capital lease obligations	(45)	(31)
Distributions paid to members of Pla-Fit Holdings	(365)	(349)
Net cash used in financing activities	(55,606)	(55,359)
Effects of exchange rate changes on cash and cash equivalents	(172)	348
Net increase in cash, cash equivalents and restricted cash	44,540	50,817
Cash, cash equivalents and restricted cash, beginning of period	411,956	349,674
Cash, cash equivalents and restricted cash, end of period	$456,496	$400,491
Supplemental cash flow information:
Cash paid for interest	$21,485	$25,065
Net cash paid for income taxes	$329	$289
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$12,006	$10,645
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	80,446	$8	316	$—	$623,333	$1,311	$(1,107,429)	$(601)	$(483,378)
Net income	—	—	—	—	—	—	51,554	242	51,796
Equity-based compensation expense	—	—	—	—	2,981	—	—	—	2,981
Repurchase and retirement of Class A common stock	(1,368)	—	—	—	(152)	—	(51,352)	152	(51,352)
Issuance of shares under equity-based compensation plans	46	—	—	—	(558)	—	—	—	(558)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(365)	(365)
Other comprehensive loss	—	—	—	—	—	(1,916)	—	—	(1,916)
Balance at March 31, 2026	79,124	$8	316	$—	$625,604	$(605)	$(1,107,227)	$(572)	$(482,792)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive loss (income)	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	84,323	$9	342	$—	$609,115	$(2,348)	$(822,156)	$7	$(215,373)
Net income	—	—	—	—	—	—	41,867	212	42,079
Equity-based compensation expense	—	—	—	—	2,631	—	—	—	2,631
Repurchase and retirement of Class A common stock	(544)	—	—	—	(156)	—	(50,454)	156	(50,454)
Issuance of shares under equity-based compensation plans	57	—	—	—	540	—	—	—	540
Tax benefit arrangement liability and other adjustments	—	—	—	—	66	—	—	—	66
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(349)	(349)
Other comprehensive income	—	—	—	—	—	996	—	—	996
Balance at March 31, 2025	83,836	$9	342	$—	$612,196	$(1,352)	$(830,743)	$26	$(219,864)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 21.5 million members and 2,909 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of March 31, 2026.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name;
•Owning and operating fitness centers under the Planet Fitness trade name; and
•Selling fitness-related equipment to franchisee-owned clubs.
The Company is a holding company whose principal asset is a controlling equity interest in the membership units (“Holdings Units”) in Pla-Fit Holdings. As the sole managing member of Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”), the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of Holdings Units not owned by the Company.

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
The condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, in September 2025. The standard modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. The Company adopted the standard using the prospective transition method, under which the amended guidance is applied to new software costs incurred on or after January 1, 2026 for all projects, including in-process projects. The adoption did not have a material impact on the Company’s consolidated financial statements.
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of March 31, 2026, the marketable securities had maturity dates that ranged from less than one month to approximately 24 months. Realized gains and losses were insignificant for the three months ended March 31, 2026 and 2025.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
March 31, 2026
Cash equivalents
Money market funds	$1,365	$—	$1,365	$1,365	$—
Total cash equivalents	1,365	—	1,365	1,365	—
Short-term marketable securities
Corporate debt securities	95,299	33	95,332	—	95,332
Commercial paper	3,203	(2)	3,201	—	3,201
Total short-term marketable securities	98,502	31	98,533	—	98,533
Long-term marketable securities
Corporate debt securities	95,466	(246)	95,220	—	95,220
U.S. government agency securities	1,750	(7)	1,743	—	1,743
Total long-term marketable securities	97,216	(253)	96,963	—	96,963
Total cash equivalents and marketable securities	$197,083	$(222)	$196,861	$1,365	$195,496

(in thousands)	Amortized Cost	Unrealized Gains (Losses), Net	Fair Value(1)	Level 1	Level 2
December 31, 2025
Cash equivalents
Money market funds	$407	$—	$407	$407	$—
Total cash equivalents	407	—	407	407	—
Short-term marketable securities
Corporate debt securities	99,371	205	99,576	—	99,576
Commercial paper	7,185	—	7,185	—	7,185
Total short-term marketable securities	106,556	205	106,761	—	106,761
Long-term marketable securities
Corporate debt securities	88,078	185	88,263	—	88,263
Total long-term marketable securities	88,078	185	88,263	—	88,263
Total cash equivalents and marketable securities	$195,041	$390	$195,431	$407	$195,024
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of March 31, 2026.

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
The Company utilizes probability-of-default and loss-given-default methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, on the adjustment of its allowance for credit losses within other gain, net on the condensed consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $35.5 million and $34.9 million as of March 31, 2026 and December 31, 2025, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $0.6 million during the three months ended March 31, 2026 and 2025, within other income, net on the condensed consolidated statements of operations.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning allowance for expected credit losses	$24,424	$18,834
Loss on adjustment of allowance for expected credit losses	502	292
Write-offs, net of recoveries	—	—
Ending allowance for expected credit losses	$24,926	$19,126
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of March 31, 2026, the Company determined that no impairment of its equity method investments existed.
As of March 31, 2026 and December 31, 2025, the Company held a 22.0% ownership interest in Bravo Fit Holdings Pty Ltd, a franchisee of the Company and club operator in Australia, which is deemed to be a related party, for a total investment carrying value of $12.4 million and $12.5 million, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $3.7 million and $4.5 million as of March 31, 2026 and December 31, 2025, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $0.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, which included the amortization of basis difference of $0.1 million for each period.
As of March 31, 2026 and December 31, 2025, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $46.0 million and $46.8 million, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $14.4 million and $16.5 million as of March 31, 2026 and December 31, 2025, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $0.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, which included the amortization of basis differences of $0.2 million for each period.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(4) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2025	$16,938	$602,846	$92,666	$712,450
Acquisitions	—	—	—	—
Foreign currency translation	—	(110)	—	(110)
Goodwill at March 31, 2026	$16,938	$602,736	$92,666	$712,340
In December 2025, the Company’s operating entity in Spain completed an immaterial acquisition of two clubs. The acquisition resulted in the addition of $1.9 million in the carrying value of goodwill, which is based on the Company’s preliminary allocation of the purchase consideration and may be subject to change within the measurement period.
A summary of intangible assets is as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(186,988)	$12,055	$199,043	$(186,199)	$12,844
Reacquired franchise rights	274,708	(154,778)	119,930	274,708	(147,547)	127,161
Total finite-lived intangible assets	473,751	(341,766)	131,985	473,751	(333,746)	140,005
Indefinite-lived intangible assets:
Trade and brand names	146,404	—	146,404	146,404	—	146,404
Total intangible assets	$620,155	$(341,766)	$278,389	$620,155	$(333,746)	$286,409
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $8.0 million and $9.2 million for the three months ended March 31, 2026 and 2025, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of March 31, 2026 is as follows:

(in thousands)	Amount
Remainder of 2026	$24,059
2027	27,956
2028	27,300
2029	23,675
2030	17,920
Thereafter	11,075
Total	$131,985

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(5) Long-term debt
Long-term debt consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
2019-1 Class A-2 notes	$515,625	$517,000
2022-1 Class A-2-II notes	456,000	457,188
2024-1 Class A-2-I notes	418,625	419,688
2024-1 Class A-2-II notes	369,375	370,312
2025-1 Class A-2-I notes	400,000	400,000
2025-1 Class A-2-II notes	350,000	350,000
Total debt, excluding deferred financing costs	2,509,625	2,514,188
Deferred financing costs, net of accumulated amortization	(30,538)	(31,934)
Total debt, net	2,479,087	2,482,254
Current portion of long-term debt	25,750	23,875
Long-term debt, net of current portion	$2,453,337	$2,458,379
Future principal payments of long-term debt as of March 31, 2026 are as follows:

(in thousands)	Amount
Remainder of 2026	$19,312
2027	25,750
2028	25,750
2029	923,438
2030	397,000
Thereafter	1,118,375
Total	$2,509,625
The carrying value and estimated fair value of long-term debt were as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,509,625	$2,440,305	$2,514,188	$2,486,700
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(6) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

(in thousands) Leases	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets
Operating	Right of use asset, net	$398,676	$409,320
Finance	Property and equipment, net	912	964
Total lease assets		$399,588	$410,284

Liabilities
Current:
Operating	Other current liabilities	$48,455	$44,397
Finance	Other current liabilities	205	203
Noncurrent:
Operating	Lease liabilities, net of current portion	406,984	419,120
Finance	Other liabilities	725	773
Total lease liabilities		$456,369	$464,493

Weighted-average remaining lease term - operating leases		7.6 years	7.8 years
Weighted-average discount rate - operating leases		5.9%	5.9%
The components of lease cost were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$19,761	$19,205
Variable lease cost	7,298	6,990
Total lease cost	$27,059	$26,195
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for lease liabilities, net	$17,158	$14,071
Operating lease ROU assets obtained in exchange for operating lease liabilities	$2,395	$33,098

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturities of lease liabilities as of March 31, 2026 were as follows:

(in thousands)	Amount
Remainder of 2026	$72,147
2027	83,006
2028	83,322
2029	79,577
2030	70,195
Thereafter	205,794
Total lease payments	$594,041
Less: imputed interest	(137,672)
Present value of lease liabilities	$456,369
As of March 31, 2026, future operating lease payments exclude approximately $22.0 million of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2025 and March 31, 2026:

(in thousands)	Amount
Balance at December 31, 2025	$88,250
Revenue recognized that was included in the contract liability at the beginning of the year	(37,901)
Increase, excluding amounts recognized as revenue during the period	65,157
Balance at March 31, 2026	$115,506
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations from contract liabilities that are unsatisfied, or partially unsatisfied, as of March 31, 2026. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

(in thousands)	Amount
Remainder of 2026	$84,883
2027	5,191
2028	3,719
2029	3,275
2030	2,899
Thereafter	15,539
Total	$115,506
Equipment deposits received in advance of delivery as of March 31, 2026 were $7.4 million and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(8) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Franchise revenue	$3,296	$2,226
Equipment revenue	589	110
Total revenue from related parties	$3,885	$2,336
The Company had $4.5 million and $5.4 million of accounts receivable attributable to related parties as of March 31, 2026 and December 31, 2025, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $0.9 million and $0.8 million as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company had $1.0 million and $83.9 million, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 11 for further discussion of these arrangements.
In November 2024, the Company issued a promissory note of up to $10.0 million to a franchisee. Amounts borrowed under the promissory note accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 4% and must be repaid no later than December 31, 2026. As of March 31, 2026 and December 31, 2025, $6.6 million and $5.1 million, respectively, was issued and outstanding on the promissory note. During the three months ended March 31, 2026, interest receivable accrued on the outstanding promissory note was $0.1 million. An immaterial amount of interest receivable was accrued during the three months ended March 31, 2025. The outstanding amount of the promissory note is included in other receivables on the condensed consolidated balance sheets.
In January 2026, the Company issued promissory notes of up to $20.0 million to a franchisee and its affiliates. Amounts borrowed under the promissory notes accrue interest at SOFR plus 5.5% and must be repaid no later than June 30, 2026. As of March 31, 2026, $19.3 million was issued and outstanding on the promissory notes. During the three months ended March 31, 2026, interest receivable accrued on the outstanding promissory notes was $0.2 million. The outstanding amount of the promissory notes is included in other receivables on the condensed consolidated balance sheets.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.
A member of the Company’s board of directors, who is also the Company’s former interim Chief Executive Officer and a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments of approximately $0.1 million during both the three months ended March 31, 2026 and 2025.
(9) Stockholders’ equity
Pursuant to the exchange agreement between the Company and the owners of Holdings Units other than the Company (the “Continuing LLC Owners”), the Continuing LLC Owners (or certain permitted transferees thereof) have the right, from time to time and subject to the terms of the exchange agreement, to exchange their Holdings Units, along with a corresponding number of shares of Class B common stock, for shares of Class A common stock (or cash at the option of the Company) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. In connection with any exchange of Holdings Units for shares of Class A common stock by a Continuing LLC Owner, the number of Holdings Units held by the Company is correspondingly increased as it acquires the exchanged Holdings Units, and a corresponding number of shares of Class B common stock are canceled.
As of March 31, 2026:
•Holders of Class A common stock owned 79,123,551 shares of Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 79,123,551 Holdings Units representing 99.6% of the economic interest in Pla-Fit Holdings; and

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
•the Continuing LLC Owners collectively owned 316,128 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings, and 316,128 shares of Class B common stock, representing 0.4% of the voting power in the Company.
Share repurchase program
2024 share repurchase program
On June 13, 2024, the Company’s board of directors conditionally approved a share repurchase program of up to $500.0 million (the “2024 Share Repurchase Program”), which became effective on September 16, 2024. During the three months ended March 31, 2025, the Company repurchased and retired 544,226 shares of Class A common stock for a total cost of $50.0 million. A share repurchase excise tax of $0.4 million was also incurred.
On December 12, 2025, the Company entered into a $350.0 million accelerated share repurchase agreement (the “2025 ASR Agreement”) with Citibank, N.A. (the “Bank”). Pursuant to the terms of the 2025 ASR Agreement, on December 16, 2025, the Company paid the Bank $350.0 million in cash and received 2,548,234 shares of the Company’s Class A common stock, which were retired, and the Company recorded an increase to accumulated deficit of $280.0 million, representing 80% of the total 2025 ASR Agreement value based on the closing price of the Company’s Class A common stock on the commencement date of the transaction. Final settlement of the 2025 ASR Agreement occurred on January 12, 2026. At final settlement, the Bank delivered an additional 754,644 shares of the Company’s Class A common stock, which were retired by the Company. The final number of shares repurchased was determined based on the volume-weighted average stock price of the Company’s Class A common stock of $108.76 during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR Agreement. The 2025 ASR Agreement had been evaluated as an unsettled forward contract indexed to our Class A common stock, with $70.0 million classified as an increase to accumulated deficit at the original date of payment.
2025 share repurchase program
On December 15, 2025, the Company’s board of directors conditionally approved a share repurchase program of up to $500.0 million (the “2025 Share Repurchase Program”), which became effective on January 12, 2026.
During the three months ended March 31, 2026, the Company repurchased and retired 613,725 shares of Class A common stock for a total cost of $50.0 million, in addition to the above-mentioned 2025 ASR Agreement amounts. A share repurchase excise tax of $1.2 million was also incurred. As of March 31, 2026, there is $450.0 million remaining under the 2025 Share Repurchase Program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of March 31, 2026 and December 31, 2025.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator
Net income	$51,796	$42,079
Less: net income attributable to non-controlling interests	242	212
Net income attributable to Planet Fitness, Inc.	$51,554	$41,867
Denominator
Weighted-average shares of Class A common stock outstanding - basic	79,575,118	84,170,460
Effect of dilutive securities:
Stock options	31,818	40,975
Restricted stock units	106,535	126,762
Performance stock units	72,771	63,702
Weighted-average shares of Class A common stock outstanding - diluted	79,786,242	84,401,899
Earnings per share of Class A common stock - basic	$0.65	$0.50
Earnings per share of Class A common stock - diluted	$0.65	$0.50
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2026	2025
Class B common stock	316,128	341,841
Restricted stock units	1,813	1,993
Performance stock units	—	1,909
Total	317,941	345,743
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 26.8% and 27.4% for the three months ended March 31, 2026 and 2025, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes and a remeasurement of deferred tax assets. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $393.7 million and $405.5 million as of March 31, 2026 and December 31, 2025, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of March 31, 2026 and December 31, 2025, the total liability related to uncertain tax positions was $0.5 million. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three months ended March 31, 2026 and 2025 were not material.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Tax benefit arrangements
The Company’s acquisition of Holdings Units in connection with the initial public offering (“IPO”) and future and certain past exchanges of Holdings Units for shares of the Company’s Class A common stock (or cash at the option of the Company) are expected to produce and have produced favorable tax attributes. In connection with the IPO, the Company entered into two tax receivable agreements, pursuant to which, the Company is required to make payments to certain holders of equity interests or their successors-in-interest (“TRA Holders”). Under the first of those arrangements, the Company generally is required to pay certain existing and previous equity owners of Pla-Fit Holdings, LLC 85% of the applicable tax savings, if any, in U.S. federal and state income tax that the Company is deemed to realize as a result of certain tax attributes of their Holdings Units sold to the Company (or exchanged in a taxable sale) and that are created as a result of (i) the sales of their Holdings Units for shares of Class A common stock and (ii) tax benefits attributable to payments made under the tax receivable agreement (including imputed interest). Under the second tax receivable agreement, the Company generally is required to pay 85% of the amount of tax savings, if any, that the Company is deemed to realize as a result of the tax attributes of certain equity interests previously held by affiliates of TSG Consumer Partners, LLC that resulted from their purchase of interests in Pla-Fit Holdings in 2012, and certain other tax benefits. Under both agreements, the Company generally retains the remaining 15% benefit of the applicable tax savings.
The Company had a liability of $415.8 million as of March 31, 2026 and December 31, 2025, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

(in thousands)	Amount
Remainder of 2026	$55,508
2027	41,498
2028	42,612
2029	44,442
2030	47,103
Thereafter	184,618
Total	$415,781
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
The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Three Months Ended March 31,
(in thousands)	2026	2025
Franchise	$134,467	$115,180
Corporate-owned clubs	140,622	133,669
Equipment	62,147	27,813
Total revenue	$337,236	$276,662

	Three Months Ended March 31,
(in thousands)	2026	2025
Franchise	$94,721	$84,865
Corporate-owned clubs	46,485	45,849
Equipment	19,467	7,442
Segment Adjusted EBITDA	$160,673	$138,156
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

Franchise Segment	Three Months Ended March 31,
(in thousands)	2026	2025
Selling, general and administrative	$8,415	$7,213
National advertising fund expense	32,218	21,944
Cost of revenue	1,552	1,032
Other segment (income) expenses, net⁽¹⁾	(2,439)	126
Total	$39,746	$30,315
(1) Other segment expenses, net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

Corporate-owned Clubs Segment	Three Months Ended March 31,
(in thousands)	2026	2025
Club compensation and payroll(1)	$25,945	$23,953
Rent & occupancy(1)	32,710	31,032
Marketing(1)	18,181	15,290
Operational and other(1)	11,357	11,406
Selling, general and administrative	4,114	4,342
Other segment expenses, net⁽²⁾	1,830	1,797
Total	$94,137	$87,820
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Equipment Segment	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$42,124	$19,879
Other segment expenses, net⁽¹⁾	556	492
Total	$42,680	$20,371
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $21.0 million and $19.1 million for the three months ended March 31, 2026 and 2025, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment Adjusted EBITDA	$160,673	$138,156
Depreciation and amortization	(40,251)	(38,281)
Interest income	5,662	5,812
Interest expense	(32,967)	(26,197)
Losses from equity-method investments, net of tax	874	805
Corporate and other unallocated expenses, net(1)	(22,012)	(21,195)
Income before income taxes	$71,979	$59,100
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.
The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$327,371	$269,910
Rest of world	9,865	6,752
Total revenue	$337,236	$276,662

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

(in thousands)	March 31, 2026	December 31, 2025
United States	$897,282	$913,906
Rest of world	66,507	65,609
Total long-lived assets, net	$963,789	$979,515

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(14) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended March 31,
	2026	2025
Franchisee-owned clubs:
Clubs operated at beginning of period	2,604	2,445
New clubs opened or acquired	15	16
Clubs debranded, sold, closed or consolidated(1)	(2)	—
Clubs operated at end of period	2,617	2,461
Corporate-owned clubs:
Clubs operated at beginning of period	292	277
New clubs opened or acquired	—	3
Clubs operated at end of period	292	280
Total clubs:
Clubs operated at beginning of period	2,896	2,722
New clubs opened or acquired	15	19
Clubs debranded, sold, closed or consolidated(1)	(2)	—
Clubs operated at end of period	2,909	2,741
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2026. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
Overview
We are one of the largest and fastest-growing franchisors and operators of fitness centers in the world by number of members and locations, with a highly recognized national brand. Our mission is to enhance people’s lives by providing a high-quality fitness experience in a welcoming, non-intimidating environment, which we call the Judgement Free Zone. Our bright, clean clubs are typically 20,000 square feet, with a large selection of high-quality Planet Fitness-branded cardio, circuit- and strength- training equipment and friendly staff trainers who offer unlimited free fitness instruction to all our members in small groups. We offer this differentiated fitness experience starting at only $15 per month to new members for our standard Classic Card membership. This attractive value proposition is designed to appeal to a broad population, inclusive of all fitness levels from beginners to athletes. We and our franchisees fiercely protect Planet Fitness’ community atmosphere—a place where you do not need to be fit before joining and where progress toward achieving your fitness goals (big or small) is supported and applauded by our staff and fellow members.
As of March 31, 2026, we had approximately 21.5 million members and 2,909 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,909 clubs, 2,617 are franchised and 292 are corporate-owned.
As of March 31, 2026, we had contractual commitments to open approximately 750 new clubs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned clubs and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of the national advertising funds (“NAFs”). Our Corporate-owned clubs segment includes operations with respect to all corporate-owned clubs throughout the U.S., Canada, and Spain. The Equipment segment includes the sale of equipment to franchisee-owned clubs in the U.S., Canada and Mexico.
We evaluate the performance of our segments and allocate resources to them based on revenue and adjusted earnings before interest, taxes, depreciation and amortization, referred to as Segment Adjusted EBITDA. Revenue and Segment Adjusted EBITDA for all operating segments include only transactions with unaffiliated customers and do not include intersegment transactions.
Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the Company’s chief operating decision maker (“CODM”) does not consider in her evaluation of ongoing performance of the segment’s core operations. For additional information, see Note 13 to the condensed consolidated financial statements.

The following table summarizes revenue and Adjusted EBITDA broken out by our segments:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue
Franchise segment	$134,467	$115,180
Corporate-owned clubs segment	140,622	133,669
Equipment segment	62,147	27,813
Total revenue	$337,236	$276,662
Adjusted EBITDA
Franchise segment	$94,721	$84,865
Corporate-owned clubs segment	46,485	45,849
Equipment segment	19,467	7,442
Segment Adjusted EBITDA(2)	160,673	138,156
Corporate and other Adjusted EBITDA(1)	(20,805)	(21,151)
Adjusted EBITDA(2)	$139,868	$117,005
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

	Three Months Ended March 31,
	2026	2025
Franchisee-owned clubs:
Clubs operated at beginning of period	2,604	2,445
New clubs opened or acquired	15	16
Clubs debranded, sold, closed or consolidated(1)	(2)	—
Clubs operated at end of period	2,617	2,461
Corporate-owned clubs:
Clubs operated at beginning of period	292	277
New clubs opened or acquired	—	3
Clubs operated at end of period	292	280
Total clubs:
Clubs operated at beginning of period	2,896	2,722
New clubs opened or acquired	15	19
Clubs debranded, sold, closed or consolidated(1)	(2)	—
Clubs operated at end of period	2,909	2,741
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

	Three Months Ended March 31,
	2026	2025
Same club sales growth:
Franchisee-owned clubs	3.5%	6.2%
Corporate-owned clubs	3.5%	5.1%
System-wide clubs	3.5%	6.1%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,443	2,335
Corporate-owned clubs	268	258
System-wide clubs	2,719	2,593
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.4 billion and $1.3 billion during the three months ended March 31, 2026 and 2025, respectively.
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

Reconciliations of Non-GAAP financial measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$51,796	$42,079
Interest income	(5,662)	(5,812)
Interest expense	32,967	26,197
Provision for income taxes	19,309	16,216
Depreciation and amortization	40,251	38,281
EBITDA	138,661	116,961
Severance costs(1)	—	597
Executive transition costs(2)	842	1,041
Loss on adjustment of allowance for credit losses on held-to-maturity investment	502	292
Dividend income on held-to-maturity investment	(603)	(561)
Insurance recovery(3)	—	(1,636)
Tax benefit arrangement remeasurement(4)	—	(84)
Amortization of basis difference of equity-method investments(5)	240	240
Other(6)	226	155
Adjusted EBITDA	$139,868	$117,005
(1) Represents severance related expenses recorded in connection with a reduction in force during the three months ended March 31, 2025.
(2) Represents certain expenses recorded in connection with executive leadership transitions. During the three months ended March 31, 2026, amounts represent costs associated with the departure of the Chief Financial Officer and the search for a new Chief Financial Officer. During the three months ended March 31, 2025, amounts represent stock-based compensation associated with certain equity awards granted to the Company’s Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents a gain related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
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

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income	$51,796	$42,079
Provision for income taxes	19,309	16,216
Severance costs(1)	—	597
Executive transition costs(2)	842	1,041
Loss on adjustment of allowance for credit losses on held-to-maturity investment	502	292
Dividend income on held-to-maturity investment	(603)	(561)
Insurance recovery(3)	—	(1,636)
Tax benefit arrangement remeasurement(4)	—	(84)
Amortization of basis difference of equity-method investments(5)	240	240
Other(6)	226	155
Purchase accounting amortization(7)	8,020	9,178
Adjusted income before income taxes	80,332	67,517
Adjusted income taxes(8)	20,886	17,487
Adjusted net income	$59,446	$50,030
Adjusted net income per share, diluted	$0.74	$0.59
Adjusted weighted-average shares outstanding, diluted(9)	80,102	84,744
(1) Represents severance related expenses recorded in connection with a reduction in force during the three months ended March 31, 2025.
(2) Represents certain expenses recorded in connection with executive leadership transitions. During the three months ended March 31, 2026, amounts represent costs associated with the departure of the Chief Financial Officer and the search for a new Chief Financial Officer. During the three months ended March 31, 2025, amounts represent stock-based compensation associated with certain equity awards granted to the Company’s Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents a gain related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(5) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(6) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(7) Represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, associated with intangible assets created in connection with historical acquisitions of franchisee-owned clubs.
(8) Represents corporate income taxes at an assumed effective tax rate of 26.0% and 25.9% for the three months ended March 31, 2026 and 2025, respectively, applied to adjusted income before income taxes.
(9) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$51,554	79,786	$0.65	$41,867	84,402	$0.50
Net income attributable to non-controlling interests(2)	242	316		212	342
Net income	51,796			42,079
Adjustments to arrive at adjusted income before income taxes(3)	28,536			25,438
Adjusted income before income taxes	80,332			67,517
Adjusted income taxes(4)	20,886			17,487
Adjusted net income	$59,446	80,102	$0.74	$50,030	84,744	$0.59
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
(4) Represents corporate income taxes at an assumed effective tax rate of 26.0% and 25.9% for the three months ended March 31, 2026 and 2025, respectively, applied to adjusted income before income taxes.

Results of operations
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	2026		2025
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$102,249	30.3%	$93,240	33.7%
National advertising fund revenue	32,218	9.6%	21,940	7.9%
Franchise segment	134,467	39.9%	115,180	41.6%
Corporate-owned clubs	140,622	41.7%	133,669	48.3%
Equipment	62,147	18.4%	27,813	10.1%
Total revenue	337,236	100.0%	276,662	100.0%
Operating costs and expenses:
Cost of revenue	45,341	13.4%	22,485	8.1%
Club operations	88,194	26.2%	81,680	29.5%
Selling, general and administrative	34,150	10.1%	34,307	12.4%
National advertising fund expense	32,218	9.6%	21,944	7.9%
Depreciation and amortization	40,251	11.9%	38,281	13.8%
Other gains, net	(1,587)	(0.5)%	(1,237)	(0.4)%
Total operating costs and expenses	238,567	70.7%	197,460	71.3%
Income from operations	98,669	29.3%	79,202	28.7%
Other income (expense), net:
Interest income	5,662	1.7%	5,812	2.1%
Interest expense	(32,967)	(9.8)%	(26,197)	(9.5)%
Other income, net	615	0.2%	283	0.1%
Total other expense, net	(26,690)	(7.9)%	(20,102)	(7.3)%
Income before income taxes	71,979	21.4%	59,100	21.4%
Provision for income taxes	19,309	5.7%	16,216	5.9%
Losses from equity-method investments, net of tax	(874)	(0.3)%	(805)	(0.3)%
Net income	51,796	15.4%	42,079	15.2%
Less net income attributable to non-controlling interests	242	0.1%	212	0.1%
Net income attributable to Planet Fitness, Inc.	$51,554	15.3%	$41,867	15.1%
Comparison of the three months ended March 31, 2026 and three months ended March 31, 2025
Revenue
Total revenue was $337.2 million for the three months ended March 31, 2026, compared to $276.7 million for three months ended March 31, 2025, an increase of $60.6 million, or 21.9%.
Franchise segment revenue was $134.5 million for the three months ended March 31, 2026, compared to $115.2 million for three months ended March 31, 2025, an increase of $19.3 million, or 16.7%.
Franchise revenue was $102.2 million for the three months ended March 31, 2026, compared to $93.2 million for the three months ended March 31, 2025, an increase of $9.0 million, or 9.7%. Included in franchise revenue are the following:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Royalty revenue	$84,260	$78,278	$5,982	7.6%
Franchise and other fees	13,841	12,453	1,388	11.1%
Placement revenue	4,112	2,328	1,784	76.6%
HVAC revenue	36	181	(145)	(80.1)%
Total franchise revenue	$102,249	$93,240	$9,009	9.7%
Of the $6.0 million increase in royalty revenue, $2.8 million was attributable to a franchise same club sales increase of 3.5%, $2.2 million was attributable to new clubs opened since January 1, 2025 before they move into the same club sales base and $1.0 million was from higher royalties on annual fees. The $1.4 million increase in franchise and other fees was primarily attributable to higher ADA fees and “PF Perks” revenue. The $1.8 million increase in placement revenue was primarily driven by higher replacement equipment placements.
National advertising fund revenue was $32.2 million for the three months ended March 31, 2026, compared to $21.9 million for the three months ended March 31, 2025, an increase of $10.3 million, or 46.8%. This increase was primarily attributable to a 1% rate increase to NAF contributions from 2% to 3% for fiscal year 2026.
Corporate-owned clubs segment revenue was $140.6 million for the three months ended March 31, 2026, compared to $133.7 million for the three months ended March 31, 2025, an increase of $7.0 million, or 5.2%. This increase was primarily attributable to $6.9 million from the corporate-owned clubs in the same club sales base, of which $4.3 million was attributable to a same clubs sales increase of 3.5% and $2.6 million was attributable to higher other fees, and $4.9 million was from new clubs opened since January 1, 2025 before they move into the same club sales base. This increase was partially offset by $4.8 million of lower revenue attributable to the 8 clubs located in California that the Company sold to a franchisee in August 2025.
Equipment segment revenue was $62.1 million for the three months ended March 31, 2026, compared to $27.8 million for the three months ended March 31, 2025, an increase of $34.3 million, or 123.4%. This increase was primarily attributable to $32.0 million of higher revenue from equipment sales to existing franchisee-owned clubs and $2.3 million of higher revenue from equipment sales to new franchisee-owned clubs. In the three months ended March 31, 2026, we had equipment sales to 14 new franchisee-owned clubs compared to 10 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $45.3 million for the three months ended March 31, 2026, compared to $22.5 million for the three months ended March 31, 2025, an increase of $22.9 million, or 101.6%. This increase was primarily attributable to higher replacement equipment sales to franchisee-owned clubs and higher equipment sales to new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our Corporate-owned clubs segment, was $88.2 million for the three months ended March 31, 2026, compared to $81.7 million for the three months ended March 31, 2025, an increase of $6.5 million, or 8.0%. This increase was primarily attributable to $5.1 million from new clubs opened since January 1, 2025 before they move into the same club sales base and $4.6 million from clubs included in our same club sales base as a result of higher marketing primarily due to the 1% rate increase in NAF contributions for fiscal year 2026, partially offset by $3.2 million of club operations expense attributable to the clubs located in California that the Company sold to a franchisee in August 2025.
Selling, general and administrative
Selling, general and administrative expenses were $34.2 million for the three months ended March 31, 2026, compared to $34.3 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 0.5%. This decrease was primarily attributable to lower costs relating to consulting and marketing partially offset by higher payroll costs.
National advertising fund expense
National advertising fund expense was $32.2 million for the three months ended March 31, 2026, compared to $21.9 million for the three months ended March 31, 2025, an increase of $10.3 million, or 46.8%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $40.3 million for the three months ended March 31, 2026, compared to $38.3 million for the three months ended March 31, 2025, an increase of $2.0 million, or 5.1%. This increase was primarily attributable to an increase in depreciation expense primarily from new clubs opened since January 1, 2025 partially offset by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the prior year.
Other gains, net
Other gains, net was $1.6 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025, an increase of $0.4 million, or 28.3%. The current year amount reflects a gain recognized on the recognition of fees received in connection with the transfer of clubs between franchisee groups. The prior year amount reflected insurance proceeds received for property and equipment.
Interest income
Interest income was $5.7 million for the three months ended March 31, 2026, compared to $5.8 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 2.6%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $33.0 million for the three months ended March 31, 2026, compared to $26.2 million for the three months ended March 31, 2025, an increase of $6.8 million, or 25.8%. This increase was primarily from a higher principal balance and blended interest rate on our indebtedness related to the issuance of the 2025 Notes in December 2025.
Other income, net
Other income, net was $0.6 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025.
Provision for income taxes
Income tax expense was $19.3 million for the three months ended March 31, 2026, compared to $16.2 million for the three months ended March 31, 2025, an increase of $3.1 million, or 19.1%. This increase is primarily attributable to our higher income before taxes in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
The Company’s effective tax rate was 26.8% for the three months ended March 31, 2026, compared to 27.4% in the prior year period. The decrease in the effective income tax rate was primarily attributable to a lower net impact of the Spanish valuation allowance in the current year period compared to the prior year period.
Losses from equity-method investments
Losses from equity-method investments were $0.9 million for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025, a decrease of $0.1 million, or 8.6%.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $94.7 million in the three months ended March 31, 2026, compared to $84.9 million in the three months ended March 31, 2025, an increase of $9.9 million, or 11.6%. This increase was primarily attributable to higher franchise and NAF revenue of $9.0 million and $10.3 million, respectively, and $2.2 million of higher other gain, net, partially offset by $10.3 million of higher NAF expense and $1.2 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $46.5 million in the three months ended March 31, 2026, compared to $45.8 million in the three months ended March 31, 2025, an increase of $0.6 million, or 1.4%. This increase was primarily attributable to $4.3 million from clubs included in the same club sales base, partially offset by $2.1 million of higher expense from the 1% rate increase in NAF contributions and by $1.5 million of lower adjusted EBITDA attributable to the 8 clubs located in California that the Company sold to a franchisee in August 2025, as described above.
Equipment
Equipment Segment Adjusted EBITDA was $19.5 million in the three months ended March 31, 2026, compared to $7.4 million in the three months ended March 31, 2025, an increase of $12.0 million, or 161.6%. This increase was primarily driven by higher equipment sales to existing and new franchisee-owned clubs, as described above.

Liquidity and capital resources
As of March 31, 2026, we had $375.3 million of cash and cash equivalents, $98.5 million of short-term marketable securities, $97.0 million of long-term marketable securities and $81.2 million of restricted cash.
We require cash principally to fund day-to-day operations, to finance capital investments, to service our outstanding debt and tax benefit arrangements and to address our working capital needs. Based on our current level of operations, we believe that with our available cash balance, the cash generated from our operations, and amounts available under our Variable Funding Notes (as defined below) will be adequate to meet the above needs for at least the next 12 months. Our ability to continue to fund these items could be adversely affected by the occurrence of any of the events described under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025. There can be no assurance that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our securitized senior notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$147,521	$133,927
Investing activities	(47,203)	(28,099)
Financing activities	(55,606)	(55,359)
Effect of foreign exchange rates on cash	(172)	348
Net increase in cash, cash equivalents and restricted cash	$44,540	$50,817
Operating activities
Net cash provided by operating activities of $147.5 million for the three months ended March 31, 2026 was primarily attributable to $51.8 million of net income and $56.6 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, equity-based compensation expense, amortization of deferred financing costs and other adjustments and a $39.2 million working capital cash inflow. The working capital cash inflow was primarily attributable to a decrease in accounts receivable primarily from collections in 2026, an increase in deferred revenue primarily from increased annual billing and NAF revenue, an increase in income taxes payable, and a decrease in inventory primarily from the delivery of equipment orders. The working capital cash inflow was partially offset by an increase in restricted assets for the NAF and a decrease in accounts payable and accrued expenses primarily related to equipment orders from prior year end.
Net cash provided by operating activities of $133.9 million for the three months ended March 31, 2025 was primarily attributable to $42.1 million of net income and $51.4 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, equity-based compensation expense, gain on insurance proceeds, amortization of deferred financing costs and other adjustments and a $40.4 million working capital cash inflow. The working capital cash inflow was primarily attributable to a decrease in accounts receivable primarily from collections in 2025, an increase in deferred revenue primarily from increased annual billing and NAF revenue, an increase in lease liabilities primarily from new corporate-owned clubs in 2025, an increase in income taxes payable and a decrease in inventory primarily from the delivery of equipment orders. The working capital cash inflow was partially offset by an increase in restricted assets for the NAF and a decrease in accounts payable and accrued expenses primarily related to equipment orders.
Investing activities
For the three months ended March 31, 2026, net cash used in investing activities was $47.2 million compared to $28.1 million in the three months ended March 31, 2025, an increase of $19.1 million. This increase is primarily attributable to the issuance of promissory notes to certain franchisees of $20.6 million and higher capital expenditures of $2.4 million, partially offset by purchases of marketable securities, net of maturities of $4.5 million. Capital expenditures for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
New corporate-owned clubs	$4,762	$7,385
Existing corporate-owned clubs	16,201	11,672
Information systems	2,783	3,739
Corporate and all other	1,755	259
Total capital expenditures	$25,501	$23,055
Financing activities
For the three months ended March 31, 2026, net cash used in financing activities was $55.6 million compared to $55.4 million in the three months ended March 31, 2025, an increase of $0.2 million.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022 and December 2025, the Master Issuer issued the Series 2022-1 Class A-1 Notes (the “2022 Variable Funding Notes”) and the Series 2025-1 Class A-1 Notes (the “2025 Variable Funding Notes” and together with the 2022 Variable Funding Notes, the “Variable Funding Notes”), respectively, each of which allow for the drawing of up to $75 million of Variable Funding Notes, including letters of credit facilities. The Variable Funding Notes are undrawn as of March 31, 2026.
There were no material changes to the terms of any debt obligations in the three months ended March 31, 2026. The Company was in compliance with its debt covenants as of March 31, 2026.
Off-balance sheet arrangements
As of March 31, 2026, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $3.5 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of March 31, 2026 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended March 31, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s exposure to market risk.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2026.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)(3)
1/31/2026	754,644	$108.76	754,644	$500,000,000
2/28/2026	256,828	$80.36	256,828	$479,362,385
3/31/2026	356,897	$82.27	356,897	$450,000,039
Total	1,368,369		1,368,369
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
(3) On December 15, 2025, the Company’s board of directors conditionally approved a share repurchase program of up to $500 million (the “2025 Share Repurchase Program”), which became effective on January 12, 2026. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

10.1	Employment Agreement, Dated March 5, 2026, with Thomas Fitzgerald		8-K	001-37534	10.1	3/09/26

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: May 7, 2026	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)