Form 10-Q
period 2026-06-30
Planet Fitness, Inc.
filed 2026-08-06
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2026 there were 75,216,965 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 316,128 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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
These forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of the business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, risks and uncertainties associated with the following:
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
•Our intellectual property rights, including trademarks, trade names, copyrights, and trade dress, may be infringed, misappropriated or challenged by others.
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
•Our planned growth could place strains on our management, employees, information systems, and internal controls, which may adversely impact our business.
•If we cannot retain our key employees and hire additional highly qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.
•Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.
•Our financial results are affected by the operating and financial results of, our relationships with, and actions taken by our franchisees.
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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$298,265	$345,652
Restricted cash	72,945	66,304
Short-term marketable securities	102,493	106,761
Accounts receivable, net of allowances for uncollectible amounts of $35 and $428 as of June 30, 2026 and December 31, 2025, respectively	65,618	70,431
Inventory	9,221	7,581
Restricted assets - national advertising fund	9,556	—
Prepaid expenses	24,686	24,605
Other receivables	43,513	34,094
Income tax receivable and prepayments	1,790	2,958
Total current assets	628,087	658,386
Long-term marketable securities	70,671	88,263
Investments, net of allowance for expected credit losses of $25,447 and $24,424 as of June 30, 2026 and December 31, 2025, respectively	56,500	69,700
Property and equipment, net of accumulated depreciation of $509,156 and $453,852, as of June 30, 2026 and December 31, 2025, respectively	466,465	466,747
Right-of-use assets, net	404,678	409,320
Intangible assets, net	270,370	286,409
Goodwill	712,331	712,450
Deferred income taxes	376,658	406,724
Other assets, net	19,185	5,396
Total assets	$3,004,945	$3,103,395
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$25,750	$23,875
Borrowings under Variable Funding Notes	75,000	—
Accounts payable	52,186	39,683
Accrued expenses	63,385	75,371
Equipment deposits	7,305	10,165
Deferred revenue, current	80,852	58,593
Payable pursuant to tax benefit arrangements, current	38,441	55,518
Other current liabilities	53,595	49,285
Total current liabilities	396,514	312,490
Long-term debt, net of current maturities	2,448,282	2,458,379
Lease liabilities, net of current portion	415,568	419,120
Deferred revenue, net of current portion	30,217	29,657
Deferred tax liabilities	968	1,177
Payable pursuant to tax benefit arrangements, net of current portion	322,925	360,273
Other liabilities	5,209	5,677
Total noncurrent liabilities	3,223,169	3,274,283
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 75,197 and 80,446 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8	8
Class B common stock, $0.0001 par value, 100,000 shares authorized, 316 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid in capital	630,297	623,333
Accumulated other comprehensive (loss) income	(836)	1,311
Accumulated deficit	(1,242,206)	(1,107,429)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(612,737)	(482,777)
Non-controlling interests	(2,001)	(601)
Total stockholders’ deficit	(614,738)	(483,378)
Total liabilities and stockholders’ deficit	$3,004,945	$3,103,395
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Franchise	$102,856	$96,877	$205,105	$190,117
National advertising fund revenue	32,922	22,781	65,140	44,721
Corporate-owned clubs	143,862	138,989	284,484	272,658
Equipment	85,583	82,232	147,730	110,045
Total revenue	365,223	340,879	702,459	617,541
Operating costs and expenses:
Cost of revenue	64,495	59,423	109,836	81,908
Club operations	81,698	77,437	169,892	159,117
Selling, general and administrative	34,406	35,511	68,556	69,818
National advertising fund expense	32,922	22,777	65,140	44,721
Depreciation and amortization	40,143	38,429	80,394	76,710
Other (gains) losses, net	(12,254)	4,900	(13,841)	3,663
Total operating costs and expenses	241,410	238,477	479,977	435,937
Income from operations	123,813	102,402	222,482	181,604
Other income (expense), net:
Interest income	5,271	5,690	10,933	11,502
Interest expense	(33,401)	(26,181)	(66,368)	(52,378)
Other income, net	446	1,942	1,061	2,225
Total other (expense), net	(27,684)	(18,549)	(54,374)	(38,651)
Income before income taxes	96,129	83,853	168,108	142,953
Provision for income taxes	28,513	24,930	47,822	41,146
Loss from equity-method investments, net of tax	(212)	(628)	(1,086)	(1,433)
Net income	67,404	58,295	119,200	100,374
Less: net income attributable to non-controlling interests	322	276	564	488
Net income attributable to Planet Fitness, Inc.	$67,082	$58,019	$118,636	$99,886
Net income per share of Class A common stock:
Basic	$0.87	$0.69	$1.52	$1.19
Diluted	$0.87	$0.69	$1.51	$1.19
Weighted-average shares of Class A common stock outstanding:
Basic	77,030	83,861	78,296	84,015
Diluted	77,146	84,065	78,455	84,233
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income including non-controlling interests	$67,404	$58,295	$119,200	$100,374
Other comprehensive (loss) income, net
Foreign currency translation adjustments	(159)	2,378	(1,463)	3,246
Unrealized (loss) gain on marketable securities, net of tax	(72)	(16)	(684)	112
Total other comprehensive (loss) income, net	(231)	2,362	(2,147)	3,358
Total comprehensive income including non-controlling interests	67,173	60,657	117,053	103,732
Less: total comprehensive income attributable to non-controlling interests	322	276	564	488
Total comprehensive income attributable to Planet Fitness, Inc.	$66,851	$60,381	$116,489	$103,244
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$119,200	$100,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,394	76,710
Equity-based compensation expense	6,270	6,138
Deferred tax expense	29,875	27,619
Amortization of deferred financing costs	2,919	2,639
Accretion of marketable securities discount	(200)	(837)
Losses from equity-method investments, net of tax	1,086	1,433
Dividends accrued on held-to-maturity investment	(1,221)	(1,139)
Credit loss on held-to-maturity investment	1,023	4,603
Gain on re-measurement of tax benefit arrangement liability	—	(1,294)
Gain on sale of equity-method investment	(12,541)	—
Gain on insurance proceeds	—	(1,460)
Other	(1,652)	210
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,336	4,747
Inventory	(1,598)	1,799
Other assets and other current assets	2,370	(5,400)
Restricted assets - national advertising fund	(9,556)	(9,023)
Accounts payable and accrued expenses	(894)	1,317
Other liabilities and other current liabilities	68	(427)
Income taxes	1,498	(4,753)
Payments pursuant to tax benefit arrangements	(54,424)	(52,740)
Equipment deposits	(2,854)	6,009
Deferred revenue	22,927	13,770
Leases	5,423	7,599
Net cash provided by operating activities	193,449	177,894
Cash flows from investing activities:
Additions to property and equipment	(67,425)	(58,801)
Insurance proceeds for property and equipment	—	2,053
Payment of deferred consideration for acquired clubs	—	(1,539)
Proceeds from sale of equity-method investment	24,264	—
Purchases of marketable securities	(41,252)	(81,958)
Maturities of marketable securities	62,509	71,954
Issuance of note receivable, related party	(20,647)	(2,639)
Other investing activity	(37)	(32)
Net cash used in investing activities	(42,588)	(70,962)
Cash flows from financing activities:
Proceeds from issuance of Variable Funding Notes	75,000	—
Repayment of long-term debt	(11,000)	(11,250)
Payment of deferred financing and other debt-related costs	(141)	—
Proceeds from issuance of Class A common stock	856	1,177
Repurchase and retirement of Class A common stock	(251,254)	(52,085)
Principal payments on capital lease obligations	(100)	(51)
Payment of share repurchase excise tax	(4,152)	(2,549)
Distributions paid to members of Pla-Fit Holdings	(659)	(1,331)
Net cash used in financing activities	(191,450)	(66,089)
Effects of exchange rate changes on cash and cash equivalents	(157)	1,658
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,746)	42,501
Cash, cash equivalents and restricted cash, beginning of period	411,956	349,674
Cash, cash equivalents and restricted cash, end of period	$371,210	$392,175
Supplemental cash flow information:
Cash paid for interest	$62,541	$50,067
Net cash paid for income taxes	$16,462	$18,285
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$19,668	$16,667
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	80,446	$8	316	$—	$623,333	$1,311	$(1,107,429)	$(601)	$(483,378)
Net income	—	—	—	—	—	—	118,636	564	119,200
Equity-based compensation expense	—	—	—	—	6,270	—	—	—	6,270
Repurchase and retirement of Class A common stock	(5,334)	—	—	—	1,305	—	(253,413)	(1,305)	(253,413)
Issuance of shares under equity-based compensation plans	85	—	—	—	(611)	—	—	—	(611)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(659)	(659)
Other comprehensive loss	—	—	—	—	—	(2,147)	—	—	(2,147)
Balance at June 30, 2026	75,197	$8	316	$—	$630,297	$(836)	$(1,242,206)	$(2,001)	$(614,738)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	84,323	$9	342	$—	$609,115	$(2,348)	$(822,156)	$7	$(215,373)
Net income	—	—	—	—	—	—	99,886	488	100,374
Equity-based compensation expense	—	—	—	—	6,138	—	—	—	6,138
Repurchase and retirement of Class A common stock	(566)	—	—	—	(1,186)	—	(52,483)	1,186	(52,483)
Exchanges of Class B common stock and other adjustments	26	—	(26)	—	(63)	—	—	63	—
Issuance of shares under equity-based compensation plans	124	—	—	—	867	—	—	—	867
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	169	—	—	—	169
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,331)	(1,331)
Other comprehensive income	—	—	—	—	—	3,358	—	—	3,358
Balance at June 30, 2025	83,907	$9	316	$—	$615,040	$1,010	$(774,753)	$413	$(158,281)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2026	79,124	$8	316	$—	$625,604	$(605)	$(1,107,227)	$(572)	$(482,792)
Net income	—	—	—	—	—	—	67,082	322	67,404
Equity-based compensation expense	—	—	—	—	3,289	—	—	—	3,289
Repurchase and retirement of Class A common stock	(3,966)	—	—	—	1,457	—	(202,061)	(1,457)	(202,061)
Issuance of shares under equity-based compensation plans	39	—	—	—	(53)	—	—	—	(53)
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(294)	(294)
Other comprehensive loss	—	—	—	—	—	(231)	—	—	(231)
Balance at June 30, 2026	75,197	$8	316	$—	$630,297	$(836)	$(1,242,206)	$(2,001)	$(614,738)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	83,836	$9	342	$—	$612,196	$(1,352)	$(830,743)	$26	$(219,864)
Net income	—	—	—	—	—	—	58,019	276	58,295
Equity-based compensation expense	—	—	—	—	3,507	—	—	—	3,507
Repurchase and retirement of Class A common stock	(22)	—	—	—	(1,030)	—	(2,029)	1,030	(2,029)
Exchanges of Class B common stock and other adjustments	26	—	(26)	—	(63)	—	—	63	—
Issuance of shares under equity-based compensation plans	67	—	—	—	327	—	—	—	327
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	103	—	—	—	103
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(982)	(982)
Other comprehensive income	—	—	—	—	—	2,362	—	—	2,362
Balance at June 30, 2025	83,907	$9	316	$—	$615,040	$1,010	$(774,753)	$413	$(158,281)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 21.5 million members and 2,930 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of June 30, 2026.
The Company serves as the reporting entity for its various subsidiaries that operate three distinct lines of business:
•Licensing and selling franchises under the Planet Fitness trade name;
•Owning and operating fitness centers under the Planet Fitness trade name; and
•Selling fitness-related equipment to franchisee-owned clubs.
The Company is a holding company whose principal asset is a controlling equity interest in the membership units (“Holdings Units”) in Pla-Fit Holdings, LLC and its subsidiaries (“Pla-Fit Holdings”). As the sole managing member of Pla-Fit Holdings, the Company operates and controls all of the business and affairs of Pla-Fit Holdings, and through Pla-Fit Holdings, conducts its business. As a result, the Company consolidates Pla-Fit Holdings’ financial results and reports a non-controlling interest related to the portion of Holdings Units not owned by the Company.

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
The condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund (“NAF”) expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.
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
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of June 30, 2026, the marketable securities had maturity dates that ranged from less than one month to approximately 22 months. Realized gains and losses were insignificant for the three and six months ended June 30, 2026 and 2025.

(in thousands)	Amortized Cost	Unrealized Losses, Net	Fair Value(1)	Level 1	Level 2
June 30, 2026
Cash equivalents
Money market funds	$661	$—	$661	$661	$—
Total cash equivalents	661	—	661	661	—
Short-term marketable securities
Corporate debt securities	99,297	(36)	99,261	—	99,261
Commercial paper	3,234	(2)	3,232	—	3,232
Total short-term marketable securities	102,531	(38)	102,493	—	102,493
Long-term marketable securities
Corporate debt securities	69,177	(242)	68,935	—	68,935
U.S. government agency securities	1,750	(14)	1,736	—	1,736
Total long-term marketable securities	70,927	(256)	70,671	—	70,671
Total cash equivalents and marketable securities	$174,119	$(294)	$173,825	$661	$173,164

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Amortized Cost	Unrealized Gains, Net	Fair Value(1)	Level 1	Level 2
December 31, 2025
Cash equivalents
Money market funds	$407	$—	$407	$407	$—
Total cash equivalents	407	—	407	407	—
Short-term marketable securities
Corporate debt securities	99,371	205	99,576	—	99,576
Commercial paper	7,185	—	7,185	—	7,185
Total short-term marketable securities	106,556	205	106,761	—	106,761
Long-term marketable securities
Corporate debt securities	88,078	185	88,263	—	88,263
Total long-term marketable securities	88,078	185	88,263	—	88,263
Total cash equivalents and marketable securities	$195,041	$390	$195,431	$407	$195,024
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of June 30, 2026.
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
The Company utilizes probability-of-default and loss-given-default methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $0.5 million and $4.3 million during the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $4.6 million during the six months ended June 30, 2026 and 2025, respectively, on the adjustment of its allowance for credit losses within other (gains) losses, net on the condensed consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $36.1 million and $34.9 million as of June 30, 2026 and December 31, 2025, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $0.6 million during each of the three months ended June 30, 2026 and 2025, and $1.2 million and $1.1 million during the six months ended June 30, 2026 and 2025, respectively, within other income, net on the condensed consolidated statements of operations.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning allowance for expected credit losses	$24,926	$19,126	$24,424	$18,834
Loss on adjustment of allowance for expected credit losses	521	4,311	1,023	4,603
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$25,447	$23,437	$25,447	$23,437

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of June 30, 2026, the Company determined that no impairment of its equity method investments existed.
During the three months ended June 30, 2026, the Company sold its 22.0% ownership interest in Bravo Fit Holdings Pty Ltd for $24.9 million, to a new franchisee of the Company and club operator in Australia. The investment carrying value derecognized in connection with the sale amounted to $12.3 million. The transaction resulted in a gain on the sale of the equity-method investment of $12.5 million, which was included in other (gains) losses, net on the condensed consolidated statements of operations.
Prior to the sale, the investment carrying value was $12.5 million as of December 31, 2025. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $4.5 million as of December 31, 2025. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $0.1 million during each of the three months ended June 30, 2026 and 2025, and $0.2 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively, which included the amortization of basis difference of $0.1 million during each of the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $45.9 million and $46.8 million, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $14.5 million and $16.5 million as of June 30, 2026 and December 31, 2025, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $0.1 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively, which included the amortization of basis difference of $0.2 million during each of the three months ended June 30, 2026 and 2025, and $0.3 million during each of the six months ended June 30, 2026 and 2025.
(4) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2025	$16,938	$602,846	$92,666	$712,450
Acquisitions	—	—	—	—
Sale of corporate-owned clubs	—	—	—	—
Foreign currency translation	—	(119)	—	(119)
Goodwill at June 30, 2026	$16,938	$602,727	$92,666	$712,331

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of intangible assets is as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(187,651)	$11,392	$199,043	$(186,199)	$12,844
Reacquired franchise rights	274,708	(162,134)	112,574	274,708	(147,547)	127,161
Total finite-lived intangible assets	473,751	(349,785)	123,966	473,751	(333,746)	140,005
Indefinite-lived intangible assets:
Trade and brand names	146,404	—	146,404	146,404	—	146,404
Total intangible assets	$620,155	$(349,785)	$270,370	$620,155	$(333,746)	$286,409
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $8.0 million and $9.2 million during the three months ended June 30, 2026 and 2025, respectively, and $16.1 million and $18.4 million during the six months ended June 30, 2026 and 2025, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of June 30, 2026 is as follows:

(in thousands)	Amount
Remainder of 2026	$16,040
2027	27,956
2028	27,300
2029	23,675
2030	17,920
Thereafter	11,075
Total	$123,966
(5) Long-term debt
Long-term debt consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
2019-1 Class A-2 notes	$514,250	$517,000
2022-1 Class A-2-II notes	454,813	457,188
2024-1 Class A-2-I notes	417,563	419,688
2024-1 Class A-2-II notes	368,437	370,312
2025-1 Class A-2-I notes	399,000	400,000
2025-1 Class A-2-II notes	349,125	350,000
Total long-term debt, excluding deferred financing costs	2,503,188	2,514,188
Deferred financing costs, net of accumulated amortization	(29,156)	(31,934)
Total long-term debt, net	2,474,032	2,482,254
Current portion of long-term debt	25,750	23,875
Long-term debt, net of current maturities	$2,448,282	$2,458,379

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2026, the Company drew the full $75.0 million available under its Series 2025-1 Class A-1 Notes (the “2025 Variable Funding Notes”), which bear interest at a variable rate, which was 5.5% as of June 30, 2026. The Series 2022-1 Class A-1 Notes (the “2022 Variable Funding Notes,” and together with the 2025 Variable Funding Notes, the “Variable Funding Notes”) remained undrawn as of June 30, 2026, with $75.0 million of borrowing capacity available. Although the 2025 Variable Funding Notes have a contractual maturity beyond one year, the Company may prepay outstanding borrowings at any time and classifies such borrowings as a current liability to the extent the Company expects to repay them within twelve months using cash on hand.
Future principal payments of long-term debt and expected payments of Variable Funding Notes as of June 30, 2026 are as follows:

(in thousands)	Amount
Remainder of 2026	$87,875
2027	25,750
2028	25,750
2029	923,438
2030	397,000
Thereafter	1,118,375
Total	$2,578,188
The carrying value and estimated fair value of long-term debt were as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,503,188	$2,456,060	$2,514,188	$2,486,700
Variable Funding Notes	$75,000	$75,000	$—	$—
(1) The estimated fair value of the Company’s fixed rate long-term debt is estimated primarily based on current bid prices for the long-term debt. Judgment is required to develop these estimates. The estimated fair value of the Company’s Variable Funding Notes approximates their carrying value due to the floating interest rate on the borrowings and their expected near-term repayment. As such, the fair value of long-term debt and Variable Funding Notes is classified within Level 2, as defined under GAAP.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(6) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

(in thousands) Leases	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets
Operating	Right of use asset, net	$404,678	$409,320
Finance	Property and equipment, net	852	964
Total lease assets		$405,530	$410,284

Liabilities
Current:
Operating	Other current liabilities	$48,685	$44,397
Finance	Other current liabilities	198	203
Noncurrent:
Operating	Lease liabilities, net of current portion	415,568	419,120
Finance	Other liabilities	677	773
Total lease liabilities		$465,128	$464,493

Weighted-average remaining lease term - operating leases		7.6 years	7.8 years
Weighted-average discount rate - operating leases		5.9%	5.9%
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$20,161	$19,663	$39,922	$38,886
Variable lease cost	7,618	7,478	14,916	14,449
Total lease cost	$27,779	$27,141	$54,838	$53,335
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were immaterial.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash paid for lease liabilities	$21,974	$16,843	$39,132	$31,257
Operating lease ROU assets obtained in exchange for operating lease liabilities	$19,159	$13,399	$21,554	$46,509

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturities of lease liabilities as of June 30, 2026 were as follows:

(in thousands)	Amount
Remainder of 2026	$50,677
2027	85,998
2028	86,399
2029	82,813
2030	73,486
Thereafter	226,262
Total lease payments	$605,635
Less: imputed interest	(140,507)
Present value of lease liabilities	$465,128
As of June 30, 2026, future operating lease payments exclude approximately $51.6 million of legally binding minimum lease payments for leases signed but not yet commenced.
(7) Revenue from contracts with customers
Contract liabilities consist primarily of deferred revenue resulting from franchise fees and area development agreement (“ADA”) fees paid by franchisees, as well as transfer fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, and NAF revenue collected in advance of satisfaction of the Company’s performance obligation. Also included are corporate-owned club enrollment fees, annual fees and monthly fees as well as deferred equipment rebates relating to the Company’s equipment business. The Company classifies these contract liabilities as deferred revenue in its condensed consolidated balance sheets.
The following table reflects the change in contract liabilities between December 31, 2025 and June 30, 2026:

(in thousands)	Amount
Balance at December 31, 2025	$88,250
Revenue recognized that was included in the contract liability at the beginning of the year	(50,079)
Net increase, excluding amounts recognized as revenue during the period	72,898
Balance at June 30, 2026	$111,069
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations from contract liabilities that are unsatisfied, or partially unsatisfied, as of June 30, 2026. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

(in thousands)	Amount
Remainder of 2026	$67,861
2027	15,744
2028	3,772
2029	3,339
2030	2,955
Thereafter	17,398
Total	$111,069
Equipment deposits received in advance of delivery as of June 30, 2026 were $7.3 million and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(8) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Franchise revenue	$3,092	$2,162	$6,388	$4,388
Equipment revenue	2,441	731	3,030	841
Total revenue from related parties	$5,533	$2,893	$9,418	$5,229
The Company had $3.0 million and $5.4 million of accounts receivable attributable to related parties as of June 30, 2026 and December 31, 2025, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $0.5 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company had $1.0 million and $83.9 million, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 11 for further discussion of these arrangements.
In November 2024, the Company issued a promissory note to a franchisee and its affiliates under which the Company agreed to advance up to $10.0 million. Amounts borrowed under the promissory note accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 4% and must be repaid no later than December 31, 2026. As of June 30, 2026 and December 31, 2025, $6.8 million and $5.1 million, respectively, was issued and outstanding on the promissory note, which is included in other receivables on the condensed consolidated balance sheets. Interest accrued on the outstanding promissory note was $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively, which is included in interest income on the condensed consolidated statements of operations.
In January 2026, the Company issued a promissory note to a franchisee and its affiliates under which the Company agreed to advance up to $20.0 million. Amounts borrowed under the promissory note accrue interest at SOFR plus 5.5% and were originally to be repaid no later than June 30, 2026. As of June 30, 2026, $19.4 million was issued and outstanding on the promissory note, which is included in other receivables on the condensed consolidated balance sheets. Interest accrued on the outstanding promissory note was $0.4 million and $0.7 million during the three and six months ended June 30, 2026, respectively, which is included in interest income on the condensed consolidated statements of operations. In August 2026, subsequent to the balance sheet date, the Company amended the promissory note to extend the maturity date to March 2029 and to require quarterly principal payments of $1.0 million beginning on December 31, 2026, with the remaining unpaid principal balance due at maturity.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1.8 million and $1.5 million during the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $3.2 million during the six months ended June 30, 2026 and 2025, respectively.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments for the use in corporate-owned clubs of $0.1 million during each of the three months ended June 30, 2026 and 2025, and $0.2 million during each of the six months ended June 30, 2026 and 2025.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2026:
•Holders of Class A common stock owned 75,197,081 shares of Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 75,197,081 Holdings Units representing 99.6% of the economic interest in Pla-Fit Holdings; and
•the Continuing LLC Owners collectively owned 316,128 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings, and 316,128 shares of Class B common stock, representing 0.4% of the voting power in the Company.
Share repurchase program
2024 share repurchase program
On June 13, 2024, the Company’s board of directors conditionally approved a share repurchase program of up to $500.0 million (the “2024 Share Repurchase Program”), which became effective on September 16, 2024. During the three and six months ended June 30, 2025, the Company repurchased and retired 21,519 and 565,745 shares of Class A common stock for a total cost of $2.1 million and $52.1 million, respectively. A share repurchase excise tax of $0.4 million was also incurred.
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
During the three and six months ended June 30, 2026, the Company repurchased and retired 3,965,298 and 4,579,023 shares of Class A common stock for a total cost of $200.0 million and $250.0 million, respectively, in addition to the above-mentioned 2025 ASR Agreement amounts. A share repurchase excise tax of $3.2 million was also incurred. As of June 30, 2026, there is $250.0 million remaining under the 2025 Share Repurchase Program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of June 30, 2026 and December 31, 2025.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related Holdings Units, are exchangeable into shares of Class A common stock on a one-for-one basis.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator
Net income	$67,404	$58,295	$119,200	$100,374
Less: net income attributable to non-controlling interests	322	276	564	488
Net income attributable to Planet Fitness, Inc.	$67,082	$58,019	$118,636	$99,886
Denominator
Weighted-average shares of Class A common stock outstanding - basic	77,030,275	83,861,016	78,295,667	84,014,883
Effect of dilutive securities:
Stock options	21,742	40,219	25,746	40,478
Restricted stock units	56,090	110,414	80,622	117,345
Performance stock units	37,675	53,579	53,009	59,830
Weighted-average shares of Class A common stock outstanding - diluted	77,145,782	84,065,228	78,455,044	84,232,536
Earnings per share of Class A common stock - basic	$0.87	$0.69	$1.52	$1.19
Earnings per share of Class A common stock - diluted	$0.87	$0.69	$1.51	$1.19
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class B common stock	316,128	332,799	316,128	337,295
Restricted stock units	91,300	248	1,956	165
Performance stock units	78,019	248	5,753	165
Total	485,447	333,295	323,837	337,625
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 29.7% for each of the three months ended June 30, 2026 and 2025, respectively, and 28.4% and 28.8% for the six months ended June 30, 2026 and 2025, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, non-deductible compensation, and a remeasurement of deferred tax assets in the prior year. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $375.7 million and $405.5 million as of June 30, 2026 and December 31, 2025, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of June 30, 2026 and December 31, 2025, the total liability related to uncertain tax positions was $0.6 million and $0.5 million, respectively. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and six months ended June 30, 2026 and 2025 were not material.

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
Certain existing holders of Holdings Units exercised their exchange rights and exchanged Holdings Units for newly issued shares of Class A common stock in prior periods, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of these exchanges and other activity, the Company recognized deferred tax assets and tax benefit arrangement liabilities, each recorded with offsets to additional paid-in-capital within stockholders’ deficit, as summarized below. There were no Holdings Units exchanged during the three and six months ended June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Holdings units exchanged	—	25,713	—	25,713
Net deferred tax assets	$—	$835	$—	$901
Tax benefit arrangement liabilities(1)	$—	$732	$—	$732
(1) Represents approximately 85% of the tax benefit generated by TRA Holders who exchanged shares and participate in the tax benefit arrangements.
The Company had a liability of $361.4 million and $415.8 million as of June 30, 2026 and December 31, 2025, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

(in thousands)	Amount
Remainder of 2026	$1,093
2027	41,498
2028	42,612
2029	44,442
2030	47,103
Thereafter	184,618
Total	$361,366
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
The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue
Franchise	$135,778	$119,658	$270,245	$234,838
Corporate-owned clubs	143,862	138,989	284,484	272,658
Equipment	85,583	82,232	147,730	110,045
Total revenue	$365,223	$340,879	$702,459	$617,541
Adjusted EBITDA
Franchise	$91,737	$86,502	$186,458	$171,367
Corporate-owned clubs	57,481	56,598	103,966	102,447
Equipment	24,326	26,435	43,793	33,877
Segment Adjusted EBITDA	$173,544	$169,535	$334,217	$307,691
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

Franchise Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Selling, general and administrative	$9,135	$8,772	$17,550	$15,985
National advertising fund expense	32,922	22,777	65,140	44,721
Cost of revenue	2,325	2,231	3,877	3,263
Other segment income, net⁽¹⁾	(341)	(624)	(2,780)	(498)
Total	$44,041	$33,156	$83,787	$63,471
(1) Other segment income, net for the franchise segment includes other (gains) losses, net, and other income (expense), net.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Corporate-owned Clubs Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Club compensation and payroll(1)	$26,152	$24,739	$52,097	$48,693
Rent & occupancy(1)	32,412	31,703	65,122	62,735
Marketing(1)	10,915	9,481	29,097	24,771
Operational and other(1)	12,219	11,513	23,575	22,918
Selling, general and administrative	2,904	3,258	7,018	7,600
Other segment expenses, net⁽²⁾	1,779	1,697	3,609	3,494
Total	$86,381	$82,391	$180,518	$170,211
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

Equipment Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$60,600	$55,425	$102,724	$75,304
Other segment expenses, net⁽¹⁾	657	372	1,213	864
Total	$61,257	$55,797	$103,937	$76,168
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other (gains) losses, net, and other income (expense), net.
Capital expenditures for the corporate-owned clubs segment were $35.8 million and $30.8 million during the three months ended June 30, 2026 and 2025, respectively, and $56.8 million and $49.9 million during the six months ended June 30, 2026 and 2025, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Segment Adjusted EBITDA	$173,544	$169,535	$334,217	$307,691
Depreciation and amortization	(40,143)	(38,429)	(80,394)	(76,710)
Interest income	5,271	5,690	10,933	11,502
Interest expense	(33,401)	(26,181)	(66,368)	(52,378)
Losses from equity-method investments, net of tax	212	628	1,086	1,433
Corporate and other unallocated expenses, net(1)	(9,354)	(27,390)	(31,366)	(48,585)
Income before income taxes	$96,129	$83,853	$168,108	$142,953
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$352,579	$333,536	$679,940	$603,446
Rest of world	12,644	7,343	22,519	14,095
Total revenue	$365,223	$340,879	$702,459	$617,541

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

(in thousands)	June 30, 2026	December 31, 2025
United States	$900,600	$913,906
Rest of world	70,285	65,609
Total long-lived assets, net	$970,885	$979,515

(14) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Franchisee-owned clubs:
Clubs operated at beginning of period	2,617	2,461	2,604	2,445
New clubs opened or acquired	21	20	36	36
Clubs debranded, sold, closed or consolidated(1)	(2)	(2)	(4)	(2)
Clubs operated at end of period	2,636	2,479	2,636	2,479
Corporate-owned clubs:
Clubs operated at beginning of period	292	280	292	277
New clubs opened or acquired	2	3	2	6
Clubs operated at end of period	294	283	294	283
Total clubs:
Clubs operated at beginning of period	2,909	2,741	2,896	2,722
New clubs opened or acquired	23	23	38	42
Clubs debranded, sold, closed or consolidated(1)	(2)	(2)	(4)	(2)
Clubs operated at end of period	2,930	2,762	2,930	2,762
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2026. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
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
As of June 30, 2026, we had approximately 21.5 million members and 2,930 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,930 clubs, 2,636 are franchised and 294 are corporate-owned.
As of June 30, 2026, we had contractual commitments to open approximately 800 new clubs.
Our segments
We operate and manage our business in three business segments: Franchise, Corporate-owned clubs and Equipment. Our Franchise segment includes operations related to our franchising business in the United States, Puerto Rico, Canada, Panama, Mexico and Australia, as well as revenues and expenses of our National Advertising Fund (“NAF”) and Canadian Advertising Fund (“CAF,” and together with the NAF, the “NAFs”). Our Corporate-owned clubs segment includes operations with respect to all corporate-owned clubs throughout the U.S., Canada, and Spain. The Equipment segment includes the sale of equipment to franchisee-owned clubs in the U.S., Canada, Mexico, and Australia.
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

The following table summarizes revenue and Adjusted EBITDA broken out by our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue
Franchise segment	$135,778	$119,658	$270,245	$234,838
Corporate-owned clubs segment	143,862	138,989	284,484	272,658
Equipment segment	85,583	82,232	147,730	110,045
Total revenue	$365,223	$340,879	$702,459	$617,541
Adjusted EBITDA
Franchise segment	$91,737	$86,502	$186,458	$171,367
Corporate-owned clubs segment	57,481	56,598	103,966	102,447
Equipment segment	24,326	26,435	43,793	33,877
Segment Adjusted EBITDA(2)	173,544	169,535	334,217	307,691
Corporate and other Adjusted EBITDA(1)	(20,791)	(21,926)	(41,596)	(43,077)
Adjusted EBITDA(2)	$152,753	$147,609	$292,621	$264,614
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Franchisee-owned clubs:
Clubs operated at beginning of period	2,617	2,461	2,604	2,445
New clubs opened	21	20	36	36
Clubs debranded, sold, closed or consolidated(1)	(2)	(2)	(4)	(2)
Clubs operated at end of period	2,636	2,479	2,636	2,479
Corporate-owned clubs:
Clubs operated at beginning of period	292	280	292	277
New clubs opened	2	3	2	6
Clubs operated at end of period	294	283	294	283
Total clubs:
Clubs operated at beginning of period	2,909	2,741	2,896	2,722
New clubs opened	23	23	38	42
Clubs debranded, sold, closed or consolidated(1)	(2)	(2)	(4)	(2)
Clubs operated at end of period	2,930	2,762	2,930	2,762
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Same club sales growth:
Franchisee-owned clubs	1.7%	8.3%	2.6%	7.3%
Corporate-owned clubs	1.7%	7.0%	2.6%	6.1%
System-wide clubs	1.7%	8.2%	2.6%	7.1%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,489	2,352	2,489	2,352
Corporate-owned clubs	271	259	271	259
System-wide clubs	2,768	2,611	2,768	2,611
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns, and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.4 billion during each of the three months ended June 30, 2026 and 2025, and $2.8 billion and $2.7 billion for the six months ended June 30, 2026 and 2025, respectively.
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

Reconciliations of Non-GAAP financial measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$67,404	$58,295	$119,200	$100,374
Interest income	(5,271)	(5,690)	(10,933)	(11,502)
Interest expense	33,401	26,181	66,368	52,378
Provision for income taxes	28,513	24,930	47,822	41,146
Depreciation and amortization	40,143	38,429	80,394	76,710
EBITDA	164,190	142,145	302,851	259,106
Severance costs(1)	—	52	—	649
Executive transition costs(2)	735	1,406	1,577	2,447
Loss on adjustment of allowance for credit losses on held-to-maturity investment	521	4,311	1,023	4,603
Dividend income on held-to-maturity investment	(618)	(578)	(1,221)	(1,139)
Insurance recovery(3)	—	—	—	(1,636)
Lease closure expenses, net(4)	—	1,067	—	1,067
Tax benefit arrangement remeasurement(5)	—	(1,210)	—	(1,294)
Gain on sale of equity method investment(6)	(12,541)	—	(12,541)	—
Amortization of basis difference of equity-method investments(7)	240	240	480	480
Other(8)	226	176	452	331
Adjusted EBITDA	$152,753	$147,609	$292,621	$264,614
(1) Represents severance related expenses recorded in connection with a reduction in force during the three and six months ended June 30, 2025.
(2) Represents certain expenses recorded in connection with executive leadership transitions. During the three and six months ended June 30, 2026, amounts represent costs associated with the departure of the Company’s former Chief Financial Officer and costs associated with the search for and equity-based compensation associated with certain equity awards granted to the Company’s new Chief Financial Officer and Chief Executive Officer. During the three and six months ended June 30, 2025, amounts represent costs for equity-based compensation associated with certain equity awards granted to the Company’s Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents a gain related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents a gain related to the sale of the Company’s equity method investment in Bravo Fit Holdings Pty Ltd.
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

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$67,404	$58,295	$119,200	$100,374
Provision for income taxes	28,513	24,930	47,822	41,146
Severance costs(1)	—	52	—	649
Executive transition costs(2)	735	1,406	1,577	2,447
Loss on adjustment of allowance for credit losses on held-to-maturity investment	521	4,311	1,023	4,603
Dividend income on held-to-maturity investment	(618)	(578)	(1,221)	(1,139)
Insurance recovery(3)	—	—	—	(1,636)
Lease closure expenses, net(4)	—	1,067	—	1,067
Tax benefit arrangement remeasurement(5)	—	(1,210)	—	(1,294)
Gain on sale of equity method investment(6)	(12,541)	—	(12,541)	—
Amortization of basis difference of equity-method investments(7)	240	240	480	480
Other(8)	226	176	452	331
Purchase accounting amortization(9)	8,019	9,178	16,039	18,356
Adjusted income before income taxes	92,499	97,867	172,831	165,384
Adjusted income taxes(10)	24,050	25,299	44,936	42,752
Adjusted net income	$68,449	$72,568	$127,895	$122,632
Adjusted net income per share, diluted	$0.88	$0.86	$1.62	$1.45
Adjusted weighted-average shares outstanding, diluted(11)	77,462	84,398	78,771	84,570
(1) Represents severance related expenses recorded in connection with a reduction in force during the three and six months ended June 30, 2025.
(2) Represents certain expenses recorded in connection with executive leadership transitions. During the three and six months ended June 30, 2026, amounts represent costs associated with the departure of the Company’s former Chief Financial Officer and costs associated with the search for and equity-based compensation associated with certain equity awards granted to the Company’s new Chief Financial Officer and Chief Executive Officer. During the three and six months ended June 30, 2025, amounts represent costs for equity-based compensation associated with certain equity awards granted to the Company’s Chief Executive Officer and retention payments for certain key employees through the Chief Executive Officer transition.
(3) Represents insurance recoveries, net of costs incurred.
(4) Represents lease termination costs, impairment charges, and loss on disposal of property and equipment from the closure of our Florida Corporate Support Center located in Orlando, Florida.
(5) Represents a gain related to the adjustment of our tax benefit arrangements primarily due to changes in our deferred state tax rate.
(6) Represents a gain related to the sale of the Company’s equity method investment in Bravo Fit Holdings Pty Ltd.
(7) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(8) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(9) Represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, associated with intangible assets created in connection with historical acquisitions of franchisee-owned clubs.
(10) Represents corporate income taxes at an assumed effective tax rate of 26.0% for each of the three and six months ended June 30, 2026 and 25.9% for each of the three and six months ended June 30, 2025, applied to adjusted income before income taxes.
(11) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$67,082	77,146	$0.87	$58,019	84,065	$0.69
Net income attributable to non-controlling interests(2)	322	316		276	333
Net income	67,404			58,295
Adjustments to arrive at adjusted income before income taxes(3)	25,095			39,572
Adjusted income before income taxes	92,499			97,867
Adjusted income taxes(4)	24,050			25,299
Adjusted net income	$68,449	77,462	$0.88	$72,568	84,398	$0.86

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$118,636	78,455	$1.51	$99,886	84,233	$1.19
Net income attributable to non-controlling interests(2)	564	316		488	337
Net income	119,200			100,374
Adjustments to arrive at adjusted income before income taxes(3)	53,631			65,010
Adjusted income before income taxes	172,831			165,384
Adjusted income taxes(4)	44,936			42,752
Adjusted net income	$127,895	78,771	$1.62	$122,632	84,570	$1.45
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
(4) Represents corporate income taxes at an assumed effective tax rate of 26.0% for each of the three and six months ended June 30, 2026 and 25.9% for each of the three and six months ended June 30, 2025, applied to adjusted income before income taxes.

Results of operations
Comparison of the three months ended June 30, 2026 and three months ended June 30, 2025
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	2026		2025
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$102,856	28.2%	$96,877	28.4%
National advertising fund revenue	32,922	9.0%	22,781	6.7%
Franchise segment	135,778	37.2%	119,658	35.1%
Corporate-owned clubs	143,862	39.4%	138,989	40.8%
Equipment	85,583	23.4%	82,232	24.1%
Total revenue	365,223	100.0%	340,879	100.0%
Operating costs and expenses:
Cost of revenue	64,495	17.7%	59,423	17.4%
Club operations	81,698	22.4%	77,437	22.7%
Selling, general and administrative	34,406	9.4%	35,511	10.4%
National advertising fund expense	32,922	9.0%	22,777	6.7%
Depreciation and amortization	40,143	11.0%	38,429	11.3%
Other (gains) losses, net	(12,254)	(3.4)%	4,900	1.4%
Total operating costs and expenses	241,410	66.1%	238,477	69.9%
Income from operations	123,813	33.9%	102,402	30.1%
Other income (expense), net:
Interest income	5,271	1.4%	5,690	1.7%
Interest expense	(33,401)	(9.1)%	(26,181)	(7.7)%
Other income, net	446	0.1%	1,942	0.6%
Total other expense, net	(27,684)	(7.6)%	(18,549)	(5.4)%
Income before income taxes	96,129	26.3%	83,853	24.7%
Provision for income taxes	28,513	7.8%	24,930	7.3%
Losses from equity-method investments, net of tax	(212)	(0.1)%	(628)	(0.2)%
Net income	67,404	18.4%	58,295	17.2%
Less net income attributable to non-controlling interests	322	0.1%	276	0.1%
Net income attributable to Planet Fitness, Inc.	$67,082	18.3%	$58,019	17.1%
Revenue
Total revenue was $365.2 million for the three months ended June 30, 2026, compared to $340.9 million for the three months ended June 30, 2025, an increase of $24.3 million, or 7.1%.
Franchise segment revenue was $135.8 million for the three months ended June 30, 2026, compared to $119.7 million for the three months ended June 30, 2025, an increase of $16.1 million, or 13.5%.
Franchise revenue was $102.9 million for the three months ended June 30, 2026, compared to $96.9 million for the three months ended June 30, 2025, an increase of $6.0 million, or 6.2%. Included in franchise revenue are the following:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Royalty revenue	$85,879	$81,134	$4,745	5.8%
Franchise and other fees	10,896	9,634	1,262	13.1%
Placement revenue	6,081	6,109	(28)	(0.5)%
Total franchise revenue	$102,856	$96,877	$5,979	6.2%

Of the $4.7 million increase in royalty revenue, $1.7 million was attributable to a franchise same club sales increase of 1.7%, $2.5 million was attributable to new clubs opened since April 1, 2025 before moving into the same club sales base and $0.5 million was from higher royalties on annual fees. The $1.3 million increase in franchise and other fees was primarily attributable to higher “PF Perks” revenue.
NAF revenue was $32.9 million for the three months ended June 30, 2026, compared to $22.8 million for the three months ended June 30, 2025, an increase of $10.1 million, or 44.5%. This increase was primarily attributable to a 1% rate increase to NAF contributions from 2% to 3% for 2026, higher same club sales and new clubs opened since April 1, 2025.
Corporate-owned clubs segment revenue was $143.9 million for the three months ended June 30, 2026, compared to $139.0 million for the three months ended June 30, 2025, an increase of $4.9 million, or 3.5%. This increase was primarily attributable to $5.0 million from new clubs opened since April 1, 2025 before moving into the same club sales base and $4.8 million from the corporate-owned clubs included in the same club sales base, including $3.0 million attributable to a same club sales increase of 1.7% and $1.6 million attributable to other fees. This increase was partially offset by $4.9 million of lower revenue attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025.
Equipment segment revenue was $85.6 million for the three months ended June 30, 2026, compared to $82.2 million for the three months ended June 30, 2025, an increase of $3.4 million, or 4.1%. This increase was primarily attributable to $1.7 million of higher revenue from equipment sales to new franchisee-owned clubs and $1.6 million of higher revenue from equipment sales to existing franchisee-owned clubs. In the three months ended June 30, 2026, we had equipment sales to 21 new franchisee-owned clubs compared to 19 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $64.5 million for the three months ended June 30, 2026, compared to $59.4 million for the three months ended June 30, 2025, an increase of $5.1 million, or 8.5%. This increase was primarily attributable to higher equipment sales to new and existing franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $81.7 million for the three months ended June 30, 2026, compared to $77.4 million for the three months ended June 30, 2025, an increase of $4.3 million, or 5.5%. This increase was primarily attributable to $4.6 million from new clubs opened since April 1, 2025 before moving into the same club sales base and $3.2 million from clubs included in our same club sales base, both as a result of higher marketing, payroll, and occupancy related expenses. This increase was partially offset by $3.5 million of lower club operations expense attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025.
Selling, general and administrative
Selling, general and administrative expenses were $34.4 million for the three months ended June 30, 2026, compared to $35.5 million for the three months ended June 30, 2025, a decrease of $1.1 million, or 3.1%. This decrease was primarily attributable to lower costs relating to consulting and marketing partially offset by higher rent expense associated with our new Boston office, which has not yet opened.
National advertising fund expense
NAF expense was $32.9 million for the three months ended June 30, 2026, compared to $22.8 million for the three months ended June 30, 2025, an increase of $10.1 million, or 44.5%. This increase was primarily attributable to higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $40.1 million for the three months ended June 30, 2026, compared to $38.4 million for the three months ended June 30, 2025, an increase of $1.7 million, or 4.5%. This increase was primarily attributable to an increase in depreciation expense, primarily from new clubs opened since April 1, 2025, partially offset by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the current year period.
Other (gains) losses, net
Other (gains) losses, net was a $12.3 million gain for the three months ended June 30, 2026, compared to a $4.9 million loss for the three months ended June 30, 2025. The current year period amount is primarily attributable to a gain recognized on the sale of our equity method investment in Australia. The prior year period amount is primarily attributable to an allowance for expected credit losses on the Company’s held-to-maturity debt security and costs incurred on the closure of the Company’s Florida Corporate Support Center located in Orlando, Florida.

Interest income
Interest income was $5.3 million for the three months ended June 30, 2026, compared to $5.7 million for the three months ended June 30, 2025, a decrease of $0.4 million, or 7.4%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $33.4 million for the three months ended June 30, 2026, compared to $26.2 million for the three months ended June 30, 2025, an increase of $7.2 million, or 27.6%. This increase was primarily due to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the Series 2025-1 5.274% Fixed Rate Senior Secured Notes, Class A-2-I (the “2025 Class A-2-I Notes”) with an initial principal amount of $400.0 million and Series 2025-1 5.649% Fixed Rate Senior Secured Notes, Class A-2-II (the “2025 Class A-2-II Notes,” and together with the 2025 Class A-2-I Notes, the “2025 Notes”) in December 2025 and draw down on the 2025 Variable Funding Notes (as defined below) in the current year period.
Other income, net
Other income, net was a $0.4 million income for the three months ended June 30, 2026, compared to a $1.9 million income for the three months ended June 30, 2025. This decrease in other income, net was primarily attributable to a gain on the remeasurement of our tax benefit arrangements in the prior year period due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $28.5 million for the three months ended June 30, 2026, compared to $24.9 million for the three months ended June 30, 2025, an increase of $3.6 million, or 14.4%. This increase is primarily attributable to higher income before taxes in the current year period.
The Company’s effective tax rate was 29.7% for both the three months ended June 30, 2026, and 2025.
Losses from equity-method investments
Losses from equity-method investments were $0.2 million for the three months ended June 30, 2026, compared to $0.6 million for the three months ended June 30, 2025.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $91.7 million for the three months ended June 30, 2026, compared to $86.5 million for the three months ended June 30, 2025, an increase of $5.2 million, or 6.1%. This increase was primarily attributable to higher NAF and franchise revenue of $10.1 million and $6.0 million, respectively, as described above, partially offset by $10.1 million of higher NAF expense and $0.4 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $57.5 million for the three months ended June 30, 2026, compared to $56.6 million for the three months ended June 30, 2025, an increase of $0.9 million, or 1.6%. This increase in Adjusted EBITDA was primarily attributable to $1.6 million from clubs included in the same club sales base, $0.4 million of lower selling, general and administrative expenses primarily from the closure of the Company’s Florida Corporate Support Center in the prior year period and $0.3 million from new clubs opened since April 1, 2025 before moving into the same club sales base, partially offset by $1.3 million of lower Adjusted EBITDA attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025.
Equipment
Equipment Segment Adjusted EBITDA was $24.3 million for the three months ended June 30, 2026, compared to $26.4 million for the three months ended June 30, 2025, a decrease of $2.1 million, or 8.0%. This decrease was primarily attributable to the timing of replacement equipment discounts, partially offset by higher equipment sales to new and existing franchisee-owned clubs.

Comparison of the six months ended June 30, 2026 and six months ended June 30, 2025
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	2026		2025
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$205,105	29.2%	$190,117	30.8%
National advertising fund revenue	65,140	9.3%	44,721	7.2%
Franchise segment	270,245	38.5%	234,838	38.0%
Corporate-owned clubs	284,484	40.5%	272,658	44.2%
Equipment	147,730	21.0%	110,045	17.8%
Total revenue	702,459	100.0%	617,541	100.0%
Operating costs and expenses:
Cost of revenue	109,836	15.6%	81,908	13.3%
Club operations	169,892	24.2%	159,117	25.8%
Selling, general and administrative	68,556	9.8%	69,818	11.3%
National advertising fund expense	65,140	9.3%	44,721	7.2%
Depreciation and amortization	80,394	11.4%	76,710	12.4%
Other (gains) losses, net	(13,841)	(2.0)%	3,663	0.6%
Total operating costs and expenses	479,977	68.3%	435,937	70.6%
Income from operations	222,482	31.7%	181,604	29.4%
Other income (expense), net:
Interest income	10,933	1.6%	11,502	1.9%
Interest expense	(66,368)	(9.4)%	(52,378)	(8.5)%
Other income, net	1,061	0.2%	2,225	0.4%
Total other expense, net	(54,374)	(7.6)%	(38,651)	(6.2)%
Income before income taxes	168,108	24.1%	142,953	23.2%
Provision for income taxes	47,822	6.8%	41,146	6.7%
Losses from equity-method investments, net of tax	(1,086)	(0.2)%	(1,433)	(0.2)%
Net income	119,200	17.1%	100,374	16.3%
Less net income attributable to non-controlling interests	564	0.1%	488	0.1%
Net income attributable to Planet Fitness, Inc.	$118,636	17.0%	$99,886	16.2%
Revenue
Total revenue was $702.5 million for the six months ended June 30, 2026, compared to $617.5 million for the six months ended June 30, 2025, an increase of $84.9 million, or 13.8%.
Franchise segment revenue was $270.2 million for the six months ended June 30, 2026, compared to $234.8 million for the six months ended June 30, 2025, an increase of $35.4 million, or 15.1%.
Franchise revenue was $205.1 million for the six months ended June 30, 2026, compared to $190.1 million for the six months ended June 30, 2025, an increase of $15.0 million, or 7.9%. Included in franchise revenue are the following:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Royalty revenue	$170,145	$159,411	$10,734	6.7%
Franchise and other fees	24,732	22,088	2,644	12.0%
Placement revenue	10,202	8,435	1,767	20.9%
HVAC revenue	26	183	(157)	(85.8)%
Total franchise revenue	$205,105	$190,117	$14,988	7.9%

Of the $10.7 million increase in royalty revenue, $4.5 million was attributable to a franchise same club sales increase of 2.6%, $4.7 million was attributable to new clubs opened since January 1, 2025 before moving into the same club sales base and $1.5 million was from higher royalties on annual fees. The $2.6 million increase in franchise and other fees was primarily attributable to higher “PF Perks” revenue and ADA fees and the $1.8 million increase in placement revenue was primarily driven by higher replacement equipment placements.
NAF revenue was $65.1 million for the six months ended June 30, 2026, compared to $44.7 million for the six months ended June 30, 2025, an increase of $20.4 million, or 45.7%. This increase was primarily attributable to a 1% rate increase to NAF contributions from 2% to 3% for 2026, higher same club sales and new clubs opened since January 1, 2025.
Corporate-owned clubs segment revenue was $284.5 million for the six months ended June 30, 2026, compared to $272.7 million for the six months ended June 30, 2025, an increase of $11.8 million, or 4.3%. This increase was primarily attributable to $11.7 million from the corporate-owned clubs in the same club sales base, including $7.3 million attributable to a same club sales increase of 2.6% and $4.3 million attributable to other fees. Additionally, $9.9 million was from new clubs opened since January 1, 2025 before moving into the same club sales base. This increase was partially offset by $9.8 million of lower revenue attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025.
Equipment segment revenue was $147.7 million for the six months ended June 30, 2026, compared to $110.0 million for the six months ended June 30, 2025, an increase of $37.7 million, or 34.2%. This increase was primarily attributable to $33.7 million of higher revenue from equipment sales to existing franchisee-owned clubs and $4.0 million of higher revenue from equipment sales to new franchisee-owned clubs. In the six months ended June 30, 2026, we had equipment sales to 35 new franchisee-owned clubs compared to 29 in the six months ended June 30, 2025.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $109.8 million for the six months ended June 30, 2026, compared to $81.9 million for the six months ended June 30, 2025, an increase of $27.9 million, or 34.1%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $169.9 million for the six months ended June 30, 2026, compared to $159.1 million for the six months ended June 30, 2025, an increase of $10.8 million, or 6.8%. This increase was primarily attributable to $9.7 million from new clubs opened since January 1, 2025 before moving into the same club sales base and $7.8 million from clubs included in our same club sales base, both as a result of higher marketing, payroll, and occupancy related expenses. This increase was partially offset by $6.7 million of lower club operations expense attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025.
Selling, general and administrative
Selling, general and administrative expenses were $68.6 million for the six months ended June 30, 2026, compared to $69.8 million for the six months ended June 30, 2025, a decrease of $1.3 million, or 1.8%. This decrease was primarily attributable to lower costs relating to consulting and marketing partially offset by higher payroll costs and higher rent expense associated with our new Boston office, which has not yet opened.
National advertising fund expense
NAF expense was $65.1 million for the six months ended June 30, 2026, compared to $44.7 million for the six months ended June 30, 2025, an increase of $20.4 million, or 45.7%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue, as described above.
Depreciation and amortization
Depreciation and amortization expense was $80.4 million for the six months ended June 30, 2026, compared to $76.7 million for the six months ended June 30, 2025, an increase of $3.7 million, or 4.8%. This increase was primarily attributable to an increase in depreciation expense primarily from new clubs opened since January 1, 2025, partially offset by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the current year period.
Other (gains) losses, net
Other (gains) losses, net was a $13.8 million gain for the six months ended June 30, 2026, compared to a $3.7 million loss for the six months ended June 30, 2025. The current year period amount is primarily attributable to a gain recognized on the sale of our equity method investment in Australia and on fees received in connection with the transfer of clubs between franchisee groups. The prior year period amount is primarily attributable to an allowance for expected credit losses on the Company’s held-to-maturity debt security and costs incurred on the closure of the Company’s Florida Corporate Support Center located in Orlando, Florida.

Interest income
Interest income was $10.9 million for the six months ended June 30, 2026, compared to $11.5 million for the six months ended June 30, 2025, a decrease of $0.6 million, or 4.9%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $66.4 million for the six months ended June 30, 2026, compared to $52.4 million for the six months ended June 30, 2025, an increase of $14.0 million, or 26.7%. This increase was primarily attributable to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the 2025 Notes in December 2025 and draw down on the Variable Funding Notes in the current year period.
Other income, net
Other income, net was $1.1 million for the six months ended June 30, 2026, compared to $2.2 million for the six months ended June 30, 2025. This decrease in other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements in the prior year period due to changes in our effective tax rate.
Provision for income taxes
Income tax expense was $47.8 million for the six months ended June 30, 2026, compared to $41.1 million for the six months ended June 30, 2025, an increase of $6.7 million, or 16.2%. This increase is primarily attributable to higher income before taxes and higher non-deductible compensation in the current year period.
The Company’s effective tax rate was 28.4% for the six months ended June 30, 2026, compared to 28.8% for the six months ended June 30, 2025. The decrease in the effective income tax rate was primarily due to the remeasurement of deferred tax assets in the prior year period.
Losses from equity-method investments
Losses from equity-method investments were $1.1 million for the six months ended June 30, 2026, compared to $1.4 million for the six months ended June 30, 2025, a decrease of $0.3 million.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $186.5 million for the six months ended June 30, 2026, compared to $171.4 million for the six months ended June 30, 2025, an increase of $15.1 million, or 8.8%. This increase was primarily attributable to higher NAF and franchise revenue of $20.4 million and $15.0 million, respectively, as described above, and higher other gains, net of $2.1 million partially offset by $20.4 million of higher NAF expense and $1.6 million of higher selling, general and administrative expense.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $104.0 million for the six months ended June 30, 2026, compared to $102.4 million for the six months ended June 30, 2025, an increase of $1.5 million, or 1.5%. This Adjusted EBITDA increase was primarily attributable to $3.9 million from clubs included in the same club sales base, and $0.6 million of lower selling, general and administrative expenses resulting from the closure of the Company’s Florida Corporate Support Center in the prior year period, partially offset by $2.9 million of lower Adjusted EBITDA attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025.
Equipment
Equipment Segment Adjusted EBITDA was $43.8 million for the six months ended June 30, 2026, compared to $33.9 million for the six months ended June 30, 2025, an increase of $9.9 million, or 29.3%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above, partially offset by the timing of replacement equipment discounts.
Liquidity and capital resources
As of June 30, 2026, we had $298.3 million of cash and cash equivalents, $102.5 million of short-term marketable securities, $70.7 million of long-term marketable securities and $72.9 million of restricted cash.
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
Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$193,449	$177,894
Investing activities	(42,588)	(70,962)
Financing activities	(191,450)	(66,089)
Effect of foreign exchange rates on cash	(157)	1,658
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,746)	$42,501
Operating activities
Net cash provided by operating activities of $193.4 million for the six months ended June 30, 2026 was primarily attributable to $119.2 million of net income and $106.0 million of adjustments to reconcile net income to net cash provided by operating activities, primarily consisting of depreciation and amortization, deferred tax expense, equity-based compensation expense, amortization of deferred financing costs, gain on sale of equity-method investment and other adjustments and a $31.7 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the current year period and an increase in restricted assets for the NAF. The working capital cash outflow was partially offset by an increase in deferred revenue primarily from increased annual fee billing and NAF revenue, a decrease in right-of-use assets, net of lease liabilities primarily from the amortization of straight line rent, and a decrease in accounts receivable primarily from collections in 2026.
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
Investing activities
For the six months ended June 30, 2026, net cash used in investing activities was $42.6 million compared to $71.0 million in the six months ended June 30, 2025, a decrease of $28.4 million. This decrease was primarily attributable to purchases of marketable securities, net of maturities of $31.3 million and proceeds from the sale of an equity-method investment of $24.3 million, partially offset by the issuance of a note receivable to a related party of $18.0 million and higher capital expenditures of $8.6 million. Capital expenditures for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
New corporate-owned clubs	$18,566	$19,870
Existing corporate-owned clubs	38,205	30,035
Information systems	6,943	7,766
Corporate and all other	3,711	1,130
Total capital expenditures	$67,425	$58,801

Financing activities
For the six months ended June 30, 2026, net cash used in financing activities was $191.5 million compared to $66.1 million in the six months ended June 30, 2025, an increase of $125.4 million. This increase was primarily attributable to a $199.2 million increase in cash used for share repurchases in the current year, partially offset by $75.0 million of borrowings under the Variable Funding Notes.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022 and December 2025, the Master Issuer issued the Series 2022-1 Class A-1 Notes (the “2022 Variable Funding Notes”) and the Series 2025-1 Class A-1 Notes (the “2025 Variable Funding Notes” and together with the 2022 Variable Funding Notes, the “Variable Funding Notes”), respectively, each of which allow for the drawing of up to $75 million of Variable Funding Notes, including letters of credit facilities. As of June 30, 2026, the 2022 Variable Funding Notes are undrawn while the 2025 Variable Funding Notes are fully drawn. The proceeds from the 2025 Variable Funding Notes were used to partially fund share repurchases made during the three months ended June 30, 2026.
There were no material changes to the terms of any debt obligations in the six months ended June 30, 2026. The Company was in compliance with its debt covenants as of June 30, 2026. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of June 30, 2026, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $3.3 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of June 30, 2026 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended June 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s exposure to market risk.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2026.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
4/30/2026	—	—	—	$450,000,039
5/31/2026	3,965,298	50.44	3,965,298	$249,973,513
6/30/2026	—	—	—	$249,973,513
Total	3,965,298	$50.44	3,965,298
(1) Average price paid per share includes any broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
(2) On December 15, 2025, the Company’s board of directors conditionally approved a share repurchase program of up to $500 million (the “2025 Share Repurchase Program”), which became effective on January 12, 2026. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.
ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

10.1	Offer Letter, dated June 19, 2026 by and among Sudhanshu Priyadarshi and Pla-Fit Franchise, LLC		8-K	001-37534	10.1	19-Jun-26

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: August 6, 2026	/s/ Sudhanshu Priyadarshi
Sudhanshu Priyadarshi
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)