Form 10-Q
period 2026-09-30
Planet Fitness, Inc.
filed 2026-11-05
CIK 1637207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2026 there were 74,252,489 shares of the Registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and 266,128 shares of the Registrant’s Class B Common Stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$310,185	$345,652
Restricted cash	72,815	66,304
Short-term marketable securities	90,290	106,761
Accounts receivable, net of allowances for uncollectible amounts of $4 and $428 as of September 30, 2026 and December 31, 2025, respectively	73,581	70,431
Inventory	8,104	7,581
Restricted assets - national advertising fund	622	—
Prepaid expenses	22,968	24,605
Other receivables	24,062	34,094
Income tax receivable and prepayments	1,747	2,958
Total current assets	604,374	658,386
Long-term marketable securities	41,754	88,263
Investments, net of allowance for expected credit losses of $25,984 and $24,424 as of September 30, 2026 and December 31, 2025, respectively	56,000	69,700
Property and equipment, net of accumulated depreciation of $524,245 and $453,852, as of September 30, 2026 and December 31, 2025, respectively	516,724	466,747
Right-of-use assets, net	492,953	409,320
Intangible assets, net	262,350	286,409
Goodwill	712,300	712,450
Deferred income taxes	368,161	406,724
Other assets, net	43,246	5,396
Total assets	$3,097,862	$3,103,395
Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$25,750	$23,875
Borrowings under Variable Funding Notes	75,000	—
Accounts payable	36,581	39,683
Accrued expenses	77,332	75,371
Equipment deposits	23,021	10,165
Restricted liabilities - national advertising fund	183	—
Deferred revenue, current	68,745	58,593
Payable pursuant to tax benefit arrangements, current	38,442	55,518
Other current liabilities	50,385	49,285
Total current liabilities	395,439	312,490
Long-term debt, net of current maturities	2,443,244	2,458,379
Lease liabilities, net of current portion	509,583	419,120
Deferred revenue, net of current portion	30,690	29,657
Deferred tax liabilities	451	1,177
Payable pursuant to tax benefit arrangements, net of current portion	323,484	360,273
Other liabilities	5,662	5,677
Total noncurrent liabilities	3,313,114	3,274,283
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 300,000 shares authorized, 74,249 and 80,446 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	8
Class B common stock, $0.0001 par value, 100,000 shares authorized, 266 and 316 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	633,466	623,333
Accumulated other comprehensive (loss) income	(1,654)	1,311
Accumulated deficit	(1,240,714)	(1,107,429)
Total stockholders’ deficit attributable to Planet Fitness, Inc.	(608,895)	(482,777)
Non-controlling interests	(1,796)	(601)
Total stockholders’ deficit	(610,691)	(483,378)
Total liabilities and stockholders’ deficit	$3,097,862	$3,103,395
See accompanying notes to condensed consolidated financial statements

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Franchise	$97,829	$92,245	$302,934	$282,362
National advertising fund revenue	31,816	21,430	96,956	66,151
Corporate-owned clubs	142,713	137,833	427,197	410,491
Equipment	87,619	78,837	235,349	188,882
Total revenue	359,977	330,345	1,062,436	947,886
Operating costs and expenses:
Cost of revenue	65,370	58,155	175,206	140,063
Club operations	84,339	79,792	254,231	238,909
Selling, general and administrative	34,939	30,525	103,495	100,343
National advertising fund expense	31,816	21,429	96,956	66,150
Depreciation and amortization	41,571	39,108	121,965	115,818
Other losses (gains), net	458	(5,732)	(13,383)	(2,069)
Total operating costs and expenses	258,493	223,277	738,470	659,214
Income from operations	101,484	107,068	323,966	288,672
Other income (expense), net:
Interest income	5,170	5,936	16,103	17,438
Interest expense	(34,140)	(26,342)	(100,508)	(78,720)
Other income, net	315	1,067	1,376	3,292
Total other (expense), net	(28,655)	(19,339)	(83,029)	(57,990)
Income before income taxes	72,829	87,729	240,937	230,682
Provision for income taxes	19,981	27,974	67,803	69,120
Loss from equity-method investments, net of tax	(601)	(572)	(1,687)	(2,005)
Net income	52,247	59,183	171,447	159,557
Less: net income attributable to non-controlling interests	246	354	810	842
Net income attributable to Planet Fitness, Inc.	$52,001	$58,829	$170,637	$158,715
Net income per share of Class A common stock:
Basic	$0.70	$0.70	$2.21	$1.89
Diluted	$0.70	$0.70	$2.21	$1.89
Weighted-average shares of Class A common stock outstanding:
Basic	74,655	83,517	77,069	83,847
Diluted	74,741	83,717	77,212	84,055
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income including non-controlling interests	$52,247	$59,183	$171,447	$159,557
Other comprehensive (loss) income, net
Foreign currency translation adjustments	(490)	(59)	(1,953)	3,187
Unrealized (loss) gain on marketable securities, net of tax	(328)	170	(1,012)	282
Total other comprehensive (loss) income, net	(818)	111	(2,965)	3,469
Total comprehensive income including non-controlling interests	51,429	59,294	168,482	163,026
Less: total comprehensive income attributable to non-controlling interests	246	354	810	842
Total comprehensive income attributable to Planet Fitness, Inc.	$51,183	$58,940	$167,672	$162,184
 See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$171,447	$159,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,965	115,818
Equity-based compensation expense	9,510	9,132
Deferred tax expense	37,789	54,408
Amortization of deferred financing costs	4,333	3,975
Accretion of marketable securities discount	(217)	(1,109)
Losses from equity-method investments, net of tax	1,687	2,005
Dividends accrued on held-to-maturity investment	(1,857)	(1,733)
Credit loss on held-to-maturity investment	1,560	5,089
Gain on re-measurement of tax benefit arrangement liability	(142)	(1,769)
Gain on sale of corporate-owned clubs	—	(6,443)
Gain on sale of equity-method investment	(12,541)	—
Gain on insurance proceeds	—	(1,461)
Other	(1,648)	(150)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,782)	7,484
Inventory	(467)	(836)
Other assets and other current assets	1,197	1,581
Restricted assets - national advertising fund	(434)	2,613
Accounts payable and accrued expenses	(8,374)	(3,728)
Other liabilities and other current liabilities	148	327
Income taxes	4,274	(5,119)
Payments pursuant to tax benefit arrangements	(54,424)	(52,778)
Equipment deposits	12,900	9,324
Deferred revenue	11,285	3,862
Leases	8,680	9,312
Net cash provided by operating activities	303,889	309,361
Cash flows from investing activities:
Additions to property and equipment	(148,943)	(113,577)
Insurance proceeds for property and equipment	—	2,053
Payment of deferred consideration for acquired clubs	—	(1,524)
Proceeds from sale of corporate-owned clubs	—	21,626
Proceeds from sale of equity-method investment	24,264	—
Purchases of marketable securities	(41,252)	(118,401)
Maturities of marketable securities	103,319	106,309
Issuance of note receivable, related party	(20,649)	(2,639)
Other investing activity	(37)	112
Net cash used in investing activities	(83,298)	(106,041)
Cash flows from financing activities:
Proceeds from issuance of Variable Funding Notes	75,000	—
Repayment of long-term debt	(17,438)	(16,875)
Payment of deferred financing and other debt-related costs	(141)	—
Proceeds from issuance of Class A common stock	1,004	1,478
Repurchase and retirement of Class A common stock	(302,431)	(150,026)
Principal payments on capital lease obligations	(148)	(93)
Payment of share repurchase excise tax	(4,152)	(2,549)
Distributions paid to members of Pla-Fit Holdings	(670)	(1,521)
Net cash used in financing activities	(248,976)	(169,586)
Effects of exchange rate changes on cash and cash equivalents	(572)	2,000
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,957)	35,734
Cash, cash equivalents and restricted cash, beginning of period	411,957	349,674
Cash, cash equivalents and restricted cash, end of period	$383,000	$385,408
Supplemental cash flow information:
Cash paid for interest	$95,242	$75,004
Net cash paid for income taxes	$25,718	$19,414
Non-cash investing activities:
Non-cash additions to property and equipment included in accounts payable and accrued expenses	$18,575	$22,159
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	80,446	$8	316	$—	$623,333	$1,311	$(1,107,429)	$(601)	$(483,378)
Net income	—	—	—	—	—	—	170,637	810	171,447
Equity-based compensation expense	—	—	—	—	9,510	—	—	—	9,510
Repurchase and retirement of Class A common stock	(6,362)	(1)	—	—	1,620	—	(303,922)	(1,620)	(303,923)
Exchanges of Class B common stock	50	—	(50)	—	(285)	—	—	285	—
Issuance of shares under equity-based compensation plans	115	—	—	—	(840)	—	—	—	(840)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	128	—	—	—	128
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(670)	(670)
Other comprehensive loss	—	—	—	—	—	(2,965)	—	—	(2,965)
Balance at September 30, 2026	74,249	$7	266	$—	$633,466	$(1,654)	$(1,240,714)	$(1,796)	$(610,691)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	84,323	$9	342	$—	$609,115	$(2,348)	$(822,156)	$7	$(215,373)
Net income	—	—	—	—	—	—	158,715	842	159,557
Equity-based compensation expense	—	—	—	—	9,132	—	—	—	9,132
Repurchase and retirement of Class A common stock	(1,502)	—	—	—	(1,015)	—	(151,391)	1,015	(151,391)
Exchanges of Class B common stock	26	—	(26)	—	(63)	—	—	63	—
Issuance of shares under equity-based compensation plans	135	—	—	—	1,601	—	—	—	1,601
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	169	—	—	—	169
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(1,521)	(1,521)
Other comprehensive income	—	—	—	—	—	3,469	—	—	3,469
Balance at September 30, 2025	82,982	$9	316	$—	$618,939	$1,121	$(814,832)	$406	$(194,357)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2026	75,197	$8	316	$—	$630,297	$(836)	$(1,242,206)	$(2,001)	$(614,738)
Net income	—	—	—	—	—	—	52,001	246	52,247
Equity-based compensation expense	—	—	—	—	3,240	—	—	—	3,240
Repurchase and retirement of Class A common stock	(1,028)	(1)	—	—	315	—	(50,509)	(315)	(50,510)
Exchanges of Class B common stock	50	—	(50)	—	(285)	—	—	285	—
Issuance of shares under equity-based compensation plans	30	—	—	—	(229)	—	—	—	(229)
Tax benefit arrangement liability and deferred taxes arising from exchanges of Class B common stock	—	—	—	—	128	—	—	—	128
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	—	—	(818)	—	—	(818)
Balance at September 30, 2026	74,249	$7	266	$—	$633,466	$(1,654)	$(1,240,714)	$(1,796)	$(610,691)

	Class A common stock		Class B common stock		Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interests	Total (deficit) equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	83,907	$9	316	$—	$615,040	$1,010	$(774,753)	$413	$(158,281)
Net income	—	—	—	—	—	—	58,829	354	59,183
Equity-based compensation expense	—	—	—	—	2,994	—	—	—	2,994
Repurchase and retirement of Class A common stock	(936)	—	—	—	171	—	(98,908)	(171)	(98,908)
Issuance of shares under equity-based compensation plans	11	—	—	—	734	—	—	—	734
Distributions paid to members of Pla-Fit Holdings	—	—	—	—	—	—	—	(190)	(190)
Other comprehensive income	—	—	—	—	—	111	—	—	111
Balance at September 30, 2025	82,982	$9	316	$—	$618,939	$1,121	$(814,832)	$406	$(194,357)
See accompanying notes to condensed consolidated financial statements.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Business organization
Planet Fitness, Inc. (the “Company”), through its subsidiaries, is a franchisor and operator of fitness centers, with approximately 21.5 million members and 2,962 owned and franchised locations (referred to as clubs) in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain as of September 30, 2026.
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
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026. The Company’s significant interim accounting policies include the proportional recognition of national advertising fund (“NAF”) expenses within interim periods. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.
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
(d) Recent accounting pronouncements
The FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, in November 2024. The standard requires disaggregated disclosures in the notes to the consolidated financial statements of certain expense categories that are included in expense line items on the face of the income statement. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.
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
(3) Investments
Marketable securities
The following tables summarize the amortized cost, net unrealized gains and losses, fair value, and the level in the fair value hierarchy of the Company’s available-for-sale investments in marketable securities. As of September 30, 2026, the marketable securities had maturity dates that ranged from less than one month to approximately 19 months. Realized gains and losses were insignificant for the three and nine months ended September 30, 2026 and 2025.

(in thousands)	Amortized Cost	Unrealized Losses, Net	Fair Value(1)	Level 1	Level 2
September 30, 2026
Cash equivalents
Money market funds	$3,470	$—	$3,470	$3,470	$—
Total cash equivalents	3,470	—	3,470	3,470	—
Short-term marketable securities
Corporate debt securities	89,533	(237)	89,296	—	89,296
Commercial paper	995	(1)	994	—	994
Total short-term marketable securities	90,528	(238)	90,290	—	90,290
Long-term marketable securities
Corporate debt securities	40,388	(356)	40,032	—	40,032
U.S. government agency securities	1,750	(28)	1,722	—	1,722
Total long-term marketable securities	42,138	(384)	41,754	—	41,754
Total cash equivalents and marketable securities	$136,136	$(622)	$135,514	$3,470	$132,044

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Amortized Cost	Unrealized Gains, Net	Fair Value(1)	Level 1	Level 2
December 31, 2025
Cash equivalents
Money market funds	$407	$—	$407	$407	$—
Total cash equivalents	407	—	407	407	—
Short-term marketable securities
Corporate debt securities	99,371	205	99,576	—	99,576
Commercial paper	7,185	—	7,185	—	7,185
Total short-term marketable securities	106,556	205	106,761	—	106,761
Long-term marketable securities
Corporate debt securities	88,078	185	88,263	—	88,263
Total long-term marketable securities	88,078	185	88,263	—	88,263
Total cash equivalents and marketable securities	$195,041	$390	$195,431	$407	$195,024
(1) Fair values were determined using market prices obtained from third-party pricing sources.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis and they are therefore all categorized as available for sale. No allowance for credit losses was recorded for these securities as of September 30, 2026.
Held-to-maturity debt security
The Company has a debt security investment that consists of redeemable preferred shares that will mature in 2030. The investment is classified as held-to-maturity and measured at amortized cost within investments in the condensed consolidated balance sheets. The Company reviews its held-to-maturity securities for expected credit losses under ASC Topic 326, Financial Instruments – Credit Losses, on an ongoing basis.
The Company utilizes probability-of-default and loss-given-default methodologies to estimate the allowance for expected credit losses using historical lifetime loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations were based on the investee’s recent financial results, and forward-looking financial forecasts. Based upon its analysis, the Company recorded a credit loss expense of $0.5 million during each of the three months ended September 30, 2026 and 2025, and $1.6 million and $5.1 million during the nine months ended September 30, 2026 and 2025, respectively, on the adjustment of its allowance for credit losses within other losses (gains), net on the condensed consolidated statements of operations.
The amortized cost of the Company’s held-to-maturity debt security investment, which includes accrued dividends, was $36.7 million and $34.9 million as of September 30, 2026 and December 31, 2025, respectively. The amortized cost, net of the allowance for expected credit losses, approximates fair value. The Company recognized dividend income of $0.6 million during each of the three months ended September 30, 2026 and 2025, and $1.9 million and $1.7 million during the nine months ended September 30, 2026 and 2025, respectively, within other income, net on the condensed consolidated statements of operations.
A roll forward of the Company’s allowance for expected credit losses on its held-to-maturity investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning allowance for expected credit losses	$25,447	$23,437	$24,424	$18,834
Loss on adjustment of allowance for expected credit losses	537	486	1,560	5,089
Write-offs, net of recoveries	—	—	—	—
Ending allowance for expected credit losses	$25,984	$23,923	$25,984	$23,923

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Equity method investments
For the following investments, the Company recorded its proportionate share of the investees’ earnings, prepared in accordance with GAAP, on a one-month lag, with adjustments to eliminate unrealized profits on intra-entity sales, if any, and the amortization of basis differences, within losses from equity-method investments, net of tax on the condensed consolidated statements of operations. As of September 30, 2026, the Company determined that no impairment of its equity method investment existed.
In June 2026, the Company sold its 22.0% ownership interest in Bravo Fit Holdings Pty Ltd for $24.9 million, to a new franchisee of the Company and club operator in Australia. The investment carrying value derecognized in connection with the sale amounted to $12.3 million. The transaction resulted in a gain on the sale of the equity-method investment of $12.5 million, which was included in other losses (gains), net on the condensed consolidated statements of operations.
Prior to the sale, the investment carrying value was $12.5 million as of December 31, 2025. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $4.5 million as of December 31, 2025. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was an insignificant amount during the three months ended September 30, 2025 and $0.2 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively, which included the amortization of basis difference of $0.1 million during the three months ended September 30, 2025 and $0.1 million and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company held a 33.2% ownership interest in Planet Fitmex, LLC, a franchisee of the Company and club operator in Mexico, which is deemed to be a related party, for a total investment carrying value of $45.3 million and $46.8 million, respectively. The difference between the carrying amount of the Company’s investment and the underlying amount of equity in net assets of the investment was $13.4 million and $16.5 million as of September 30, 2026 and December 31, 2025, respectively. This basis difference is attributable to intangible assets, which are being amortized on a straight-line basis over a weighted-average life of 9 years, and equity method goodwill. The Company’s proportionate share of the losses in accordance with the equity method was $0.6 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, and $1.5 million during each of the nine months ended September 30, 2026 and 2025, which included the amortization of basis difference of $0.2 million during each of the three months ended September 30, 2026 and 2025 and $0.5 million during each of the nine months ended September 30, 2026 and 2025.
(4) Goodwill and intangible assets
Changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	Franchise	Corporate-owned Clubs	Equipment	Amount
Goodwill at December 31, 2025	$16,938	$602,846	$92,666	$712,450
Foreign currency translation	—	(150)	—	(150)
Goodwill at September 30, 2026	$16,938	$602,696	$92,666	$712,300
A summary of intangible assets is as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying Amount	Gross carrying amount	Accumulated amortization	Net carrying Amount
Finite-lived intangible assets:
Customer relationships	$199,043	$(188,564)	$10,479	$199,043	$(186,199)	$12,844
Reacquired franchise rights	274,708	(169,241)	105,467	274,708	(147,547)	127,161
Total finite-lived intangible assets	473,751	(357,805)	115,946	473,751	(333,746)	140,005
Indefinite-lived intangible assets:
Trade and brand names	146,404	—	146,404	146,404	—	146,404
Total intangible assets	$620,155	$(357,805)	$262,350	$620,155	$(333,746)	$286,409

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company determined that no impairment charges were required during any periods presented.
Amortization expense related to the finite-lived intangible assets totaled $8.0 million and $9.2 million during the three months ended September 30, 2026 and 2025, respectively, and $24.1 million and $27.6 million during the nine months ended September 30, 2026 and 2025, respectively. The anticipated amortization expense related to intangible assets to be recognized in future periods as of September 30, 2026 is as follows:

(in thousands)	Amount
Remainder of 2026	$8,020
2027	27,956
2028	27,300
2029	23,675
2030	17,920
Thereafter	11,075
Total	$115,946
(5) Long-term debt
Long-term debt consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
2019-1 Class A-2 notes	$512,875	$517,000
2022-1 Class A-2-II notes	453,625	457,188
2024-1 Class A-2-I notes	416,500	419,688
2024-1 Class A-2-II notes	367,500	370,312
2025-1 Class A-2-I notes	398,000	400,000
2025-1 Class A-2-II notes	348,250	350,000
Total long-term debt, excluding deferred financing costs	2,496,750	2,514,188
Deferred financing costs, net of accumulated amortization	(27,756)	(31,934)
Total long-term debt, net	2,468,994	2,482,254
Current portion of long-term debt	25,750	23,875
Long-term debt, net of current maturities	$2,443,244	$2,458,379
In the second quarter of 2026, the Company drew the full $75.0 million available under its Series 2025-1 Class A-1 Notes (the “2025 Variable Funding Notes”), which bear interest at a variable rate, which was 5.6% as of September 30, 2026. The Series 2022-1 Class A-1 Notes (the “2022 Variable Funding Notes,” and together with the 2025 Variable Funding Notes, the “Variable Funding Notes”) remained undrawn as of September 30, 2026, with $75.0 million of borrowing capacity available. Although the 2025 Variable Funding Notes have a contractual maturity beyond one year, the Company may prepay outstanding borrowings at any time and classifies such borrowings as a current liability to the extent the Company expects to repay them within twelve months using cash on hand.
Future principal payments of long-term debt and expected payments of Variable Funding Notes as of September 30, 2026 are as follows:

(in thousands)	Amount
Remainder of 2026	$6,437
2027	100,750
2028	25,750
2029	923,438
2030	397,000
Thereafter	1,118,375
Total	$2,571,750

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying value and estimated fair value of long-term debt were as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying value	Estimated fair value(1)	Carrying value	Estimated fair value(1)
Long-term debt	$2,496,750	$2,389,338	$2,514,188	$2,486,700
Variable Funding Notes	$75,000	$75,000	$—	$—
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
(6) Leases
The right-of-use assets and lease liabilities for operating and finance leases, including their classification in the condensed consolidated balance sheets, were as follows:

(in thousands) Leases	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets
Operating	Right of use asset, net	$492,953	$409,320
Finance	Property and equipment, net	800	964
Total lease assets		$493,753	$410,284

Liabilities
Current:
Operating	Other current liabilities	$46,163	$44,397
Finance	Other current liabilities	200	203
Noncurrent:
Operating	Lease liabilities, net of current portion	509,583	419,120
Finance	Other liabilities	627	773
Total lease liabilities		$556,573	$464,493

Weighted-average remaining lease term - operating leases		8.2 years	7.8 years
Weighted-average discount rate - operating leases		6.0%	5.9%
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$22,514	$19,141	$62,436	$58,027
Variable lease cost	7,367	7,125	22,283	21,574
Total lease cost	$29,881	$26,266	$84,719	$79,601
The Company’s costs related to short-term leases, those with a duration between one and twelve months, were insignificant.
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cash paid for lease liabilities, net	$19,202	$17,309	$53,681	$48,566
Operating lease ROU assets obtained in exchange for operating lease liabilities	$101,214	$19,819	$122,768	$66,328

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of lease liabilities as of September 30, 2026 were as follows:

(in thousands)	Amount
Remainder of 2026	$21,696
2027	91,379
2028	96,923
2029	97,130
2030	89,146
Thereafter	337,144
Total lease payments	$733,418
Less: imputed interest	(176,845)
Present value of lease liabilities	$556,573
As of September 30, 2026, future operating lease payments exclude approximately $111.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
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
The following table reflects the change in contract liabilities between December 31, 2025 and September 30, 2026:

(in thousands)	Amount
Balance at December 31, 2025	$88,250
Revenue recognized that was included in the contract liability at the beginning of the year	(58,330)
Net increase, excluding amounts recognized as revenue during the period	69,515
Balance at September 30, 2026	$99,435
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations from contract liabilities that are unsatisfied, or partially unsatisfied, as of September 30, 2026. The Company has elected to exclude short-term contracts, sales and usage-based royalties and any other variable consideration recognized on an “as invoiced” basis.

(in thousands)	Amount
Remainder of 2026	$44,372
2027	25,863
2028	4,754
2029	3,890
2030	3,447
Thereafter	17,109
Total	$99,435
Equipment deposits received in advance of delivery as of September 30, 2026 were $23.0 million and are expected to be recognized as revenue within the next 12 months.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(8) Related party transactions
Activity with franchisees considered to be related parties is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Franchise revenue	$2,884	$2,216	$9,272	$6,604
Equipment revenue	3,821	614	6,851	1,455
Total revenue from related parties	$6,705	$2,830	$16,123	$8,059
The Company had $4.5 million and $5.4 million of accounts receivable attributable to related parties as of September 30, 2026 and December 31, 2025, respectively.
Additionally, the Company had deferred ADA and franchise agreement revenue from related parties of $0.5 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company had $1.0 million and $83.9 million, respectively, payable to related parties pursuant to tax benefit arrangements. See Note 11 for further discussion of these arrangements.
In November 2024, the Company issued a promissory note to a franchisee and its affiliates under which the Company agreed to advance up to $10.0 million. Amounts borrowed under the promissory note accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 4% and must be repaid no later than December 31, 2026. As of September 30, 2026 and December 31, 2025, $6.9 million and $5.1 million, respectively, was issued and outstanding on the promissory note, which is included in other receivables on the condensed consolidated balance sheets. Interest accrued on the outstanding promissory note was $0.1 million during each of the three months ended September 30, 2026 and 2025, and $0.4 million and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively, which is included in interest income on the condensed consolidated statements of operations.
In January 2026, the Company issued a promissory note to a franchisee and its affiliates under which the Company agreed to advance up to $20.0 million. Amounts borrowed under the promissory note accrue interest at SOFR plus 5.5% and were originally to be repaid no later than June 30, 2026. In August 2026, the Company amended the promissory note to extend the maturity date to March 2029 and to require quarterly principal payments of $1.0 million beginning on December 31, 2026, with the remaining unpaid principal balance due at maturity. As of September 30, 2026, $19.4 million was issued and outstanding on the promissory note, which is included in other assets on the condensed consolidated balance sheets. Interest accrued on the outstanding promissory note was $0.4 million and $1.1 million during the three and nine months ended September 30, 2026, respectively, which is included in interest income on the condensed consolidated statements of operations.
The Company provides administrative services to the NAF and typically charges the NAF a fee for providing these services. The services provided, which include accounting, information technology, data processing, product development, legal and administrative support, and other operating expenses, amounted to $1.5 million and $1.5 million during the three months ended September 30, 2026 and 2025, respectively, and $5.2 million and $4.7 million during the nine months ended September 30, 2026 and 2025, respectively.
A member of the Company’s board of directors, who is also a franchisee, holds an approximate 10.5% ownership of a company that sells amenity tracking compliance software to Planet Fitness clubs to which the Company made payments for the use in corporate-owned clubs of $0.1 million during each of the three months ended September 30, 2026 and 2025, and $0.3 million during each of the nine months ended September 30, 2026 and 2025.
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2026:
•Holders of Class A common stock owned 74,248,684 shares of Class A common stock, representing 99.6% of the voting power in the Company and, through the Company, 74,248,684 Holdings Units representing 99.6% of the economic interest in Pla-Fit Holdings; and
•The Continuing LLC Owners collectively owned 266,128 Holdings Units, representing 0.4% of the economic interest in Pla-Fit Holdings, and 266,128 shares of Class B common stock, representing 0.4% of the voting power in the Company.
Share repurchase program
2024 share repurchase program
On June 13, 2024, the Company’s board of directors conditionally approved a share repurchase program of up to $500.0 million (the “2024 Share Repurchase Program”), which became effective on September 16, 2024. During the three and nine months ended September 30, 2025, the Company repurchased and retired 936,666 and 1,502,411 shares of Class A common stock for a total cost of $97.9 million and $150.0 million, respectively. A share repurchase excise tax of $1.4 million was also incurred.
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
During the three and nine months ended September 30, 2026, the Company repurchased and retired 1,028,217 and 5,607,240 shares of Class A common stock for a total cost of $50.0 million and $300.0 million, respectively, in addition to the above-mentioned 2025 ASR Agreement amounts. A share repurchase excise tax of $3.7 million was also incurred on the current year-to-date repurchases. As of September 30, 2026, there is $200.0 million remaining under the 2025 Share Repurchase Program.
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
Preferred stock
The Company had 50,000,000 shares of preferred stock authorized and none issued or outstanding as of September 30, 2026 and December 31, 2025.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator
Net income	$52,247	$59,183	$171,447	$159,557
Less: net income attributable to non-controlling interests	246	354	810	842
Net income attributable to Planet Fitness, Inc.	$52,001	$58,829	$170,637	$158,715
Denominator
Weighted-average shares of Class A common stock outstanding - basic	74,654,654	83,517,094	77,068,659	83,847,130
Effect of dilutive securities:
Stock options	18,278	40,840	23,105	40,596
Restricted stock units	30,550	94,795	68,294	105,977
Performance stock units	37,791	64,566	51,994	61,386
Weighted-average shares of Class A common stock outstanding - diluted	74,741,273	83,717,295	77,212,052	84,055,089
Earnings per share of Class A common stock - basic	$0.70	$0.70	$2.21	$1.89
Earnings per share of Class A common stock - diluted	$0.70	$0.70	$2.21	$1.89
The number of weighted-average common stock equivalents excluded from the computation of diluted net income per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class B common stock	304,715	316,128	312,282	330,162
Stock options	—	—	1,356	—
Restricted stock units	73,166	69	3,178	76
Performance stock units	110,429	69	42,081	661
Total	488,310	316,266	358,897	330,899
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
Planet Fitness, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of Pla-Fit Holdings. The Company’s effective tax rate was 27.4% and 31.9% for the three months ended September 30, 2026 and 2025, respectively, and 28.1% and 30.0% for the nine months ended September 30, 2026 and 2025, respectively, which differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes, non-deductible compensation, and a remeasurement of deferred tax assets. The Company is also subject to taxes in foreign jurisdictions.
Net deferred tax assets of $367.7 million and $405.5 million as of September 30, 2026 and December 31, 2025, respectively, relate primarily to the tax effects of temporary differences in the book basis as compared to the tax basis of the investment in Pla-Fit Holdings as a result of the secondary offerings, other exchanges, recapitalization transactions and the IPO.
As of September 30, 2026 and December 31, 2025, the total liability related to uncertain tax positions was $0.5 million. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. Interest and penalties for the three and nine months ended September 30, 2026 and 2025 were not significant.

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
Certain holders of Holdings Units exercised their exchange rights and exchanged Holdings Units for newly issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of Pla-Fit Holdings. As a result of these exchanges and other activity, the Company recognized deferred tax assets and tax benefit arrangement liabilities, each recorded with offsets to additional paid-in-capital within stockholders’ deficit, as summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Holdings units exchanged	50,000	—	50,000	25,713
Net deferred tax assets	$829	$—	$829	$901
Tax benefit arrangement liabilities(1)	$701	$—	$701	$732
(1) Represents approximately 85% of the tax benefit generated by TRA Holders who exchanged shares and participate in the tax benefit arrangements.
The Company had a liability of $361.9 million and $415.8 million as of September 30, 2026 and December 31, 2025, respectively, related to its projected obligations under the tax benefit arrangements.
Projected future payments under the tax benefit arrangements were as follows:

(in thousands)	Amount
Remainder of 2026	$1,094
2027	41,498
2028	42,612
2029	44,442
2030	47,103
Thereafter	185,177
Total	$361,926
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
The CODM evaluates the performance of the Company’s reportable segments based on revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for the impact of certain non-cash and other items that the CODM does not consider in her evaluation of ongoing performance of the segment’s core operations. The CODM utilizes Segment Adjusted EBITDA when making decisions about allocating resources to the segments as well as to assess the performance for each segment by comparing the results of each segment and in the compensation of certain employees. No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.
The following tables summarize total revenue and total Segment Adjusted EBITDA for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue
Franchise	$129,645	$113,675	$399,890	$348,513
Corporate-owned clubs	142,713	137,833	427,197	410,491
Equipment	87,619	78,837	235,349	188,882
Total revenue	$359,977	$330,345	$1,062,436	$947,886
Adjusted EBITDA
Franchise	$86,818	$82,367	$273,276	$253,734
Corporate-owned clubs	53,517	53,737	157,483	156,184
Equipment	25,547	23,724	69,340	57,601
Segment Adjusted EBITDA	$165,882	$159,828	$500,099	$467,519
The following tables summarize the significant expense categories and amounts for each of the Company’s reportable segments and align with the segment level information that is regularly provided to the CODM:

Franchise Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Selling, general and administrative	$8,679	$8,199	$26,229	$24,183
National advertising fund expense	31,816	21,429	96,956	66,150
Cost of revenue	2,284	1,858	6,161	5,120
Other segment expenses (income), net⁽¹⁾	48	(178)	(2,732)	(674)
Total	$42,827	$31,308	$126,614	$94,779
(1) Other segment expenses (income), net for the franchise segment includes other losses (gains), net and other income, net.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Corporate-owned Clubs Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Club compensation and payroll(1)	$26,640	$24,685	$78,737	$73,378
Rent & occupancy(1)	36,426	32,335	101,548	95,070
Marketing(1)	10,347	11,844	39,444	36,615
Operational and other(1)	10,926	10,927	34,501	33,846
Selling, general and administrative	3,067	2,641	10,085	10,241
Other segment expenses, net⁽²⁾	1,790	1,664	5,399	5,157
Total	$89,196	$84,096	$269,714	$254,307
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
(2) Other segment expenses, net for the corporate-owned clubs segment includes cost of revenue, other losses (gains), net and other income, net.

Equipment Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$61,211	$54,547	$163,936	$129,851
Other segment expenses, net⁽¹⁾	861	565	2,073	1,429
Total	$62,072	$55,112	$166,009	$131,280
(1) Other segment expenses, net for the equipment segment includes selling, general, and administrative expenses, other losses (gains), net and other income, net.
Capital expenditures for the corporate-owned clubs segment were $74.0 million and $49.3 million during the three months ended September 30, 2026 and 2025, respectively, and $130.7 million and $99.2 million during the nine months ended September 30, 2026 and 2025, respectively. The CODM does not review capital expenditures related to the franchise or equipment segments.
The following table reconciles total Segment Adjusted EBITDA to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment Adjusted EBITDA	$165,882	$159,828	$500,099	$467,519
Depreciation and amortization	(41,571)	(39,108)	(121,965)	(115,818)
Interest income	5,170	5,936	16,103	17,438
Interest expense	(34,140)	(26,342)	(100,508)	(78,720)
Losses from equity-method investments, net of tax	601	572	1,687	2,005
Corporate and other unallocated expenses, net(1)	(23,113)	(13,157)	(54,479)	(61,742)
Income before income taxes	$72,829	$87,729	$240,937	$230,682
(1) Corporate and other unallocated expenses, net includes corporate overhead costs, such as payroll and related benefit costs and professional services that are not directly attributable to any individual segment and thus are unallocated and certain other gains and charges that the CODM does not consider in her evaluation of the Company’s reportable segments.

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes geographic information about the Company’s revenue, based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$345,819	$321,942	$1,025,759	$925,387
Rest of world	14,158	8,403	36,677	22,499
Total revenue	$359,977	$330,345	$1,062,436	$947,886

The following table summarizes geographic information about the Company’s long-lived assets, net, excluding goodwill and other intangible assets:

(in thousands)	September 30, 2026	December 31, 2025
United States	$962,733	$913,906
Rest of world	122,704	65,609
Total long-lived assets, net	$1,085,437	$979,515

(14) Corporate-owned and franchisee-owned clubs
The following table shows changes in corporate-owned and franchisee-owned clubs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Franchisee-owned clubs:
Clubs operated at beginning of period	2,636	2,479	2,604	2,445
New clubs opened or acquired	25	29	61	65
Clubs refranchised	—	8	—	8
Clubs debranded, sold, closed or consolidated(1)	(1)	(2)	(5)	(4)
Clubs operated at end of period	2,660	2,514	2,660	2,514
Corporate-owned clubs:
Clubs operated at beginning of period	294	283	292	277
New clubs opened or acquired	8	6	10	12
Clubs acquired from franchisees	—	(8)	—	(8)
Clubs operated at end of period	302	281	302	281
Total clubs:
Clubs operated at beginning of period	2,930	2,762	2,896	2,722
New clubs opened or acquired	33	35	71	77
Clubs debranded, sold, closed or consolidated(1)	(1)	(2)	(5)	(4)
Clubs operated at end of period	2,962	2,795	2,962	2,795
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

Planet Fitness, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(15) Subsequent Events
On October 30, 2026, Planet Fitness International Franchise, LLC (together with the Company, the “Buyers”) acquired 100% of the equity interests of Cometa Iniciático Unipessoal, Lda., a Portuguese private limited company (“Be-Fit”). Be-Fit operates 25 clubs in Portugal. The purchase price of the acquisition was approximately €102.5 million (or approximately $114.8 million), consisting of €100.0 million (or approximately $112.0 million) in cash consideration, payable at closing, and up to an additional €2.5 million (or approximately $2.8 million) in contingent cash consideration, payable upon the achievement of specified performance targets. The acquisition marks the Company’s entry into a sixth international market and its second country in Europe, which will complement the existing Spanish clubs and expands the Company’s footprint on the Iberian Peninsula.
2026 share repurchase program
On November 4, 2026, the Company’s board of directors approved a share repurchase program of up to $500.0 million (the “2026 Share Repurchase Program”) to replace the existing 2025 Share Repurchase Program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2026. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Planet Fitness, Inc. and its consolidated subsidiaries.
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
As of September 30, 2026, we had approximately 21.5 million members and 2,962 clubs in all 50 states, the District of Columbia, Puerto Rico, Canada, Panama, Mexico, Australia and Spain. Of our 2,962 clubs, 2,660 are franchised and 302 are corporate-owned.
As of September 30, 2026, we had contractual commitments to open over 650 new clubs.
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

The following table summarizes revenue and Adjusted EBITDA broken out by our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue
Franchise segment	$129,645	$113,675	$399,890	$348,513
Corporate-owned clubs segment	142,713	137,833	427,197	410,491
Equipment segment	87,619	78,837	235,349	188,882
Total revenue	$359,977	$330,345	$1,062,436	$947,886
Adjusted EBITDA
Franchise segment	$86,818	$82,367	$273,276	$253,734
Corporate-owned clubs segment	53,517	53,737	157,483	156,184
Equipment segment	25,547	23,724	69,340	57,601
Segment Adjusted EBITDA(2)	165,882	159,828	500,099	467,519
Corporate and other Adjusted EBITDA(1)	(19,680)	(19,062)	(61,276)	(62,139)
Adjusted EBITDA(2)	$146,202	$140,766	$438,823	$405,380
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Franchisee-owned clubs:
Clubs operated at beginning of period	2,636	2,479	2,604	2,445
New clubs opened	25	29	61	65
Stores acquired from the Company	—	8	—	8
Clubs debranded, sold, closed or consolidated(1)	(1)	(2)	(5)	(4)
Clubs operated at end of period	2,660	2,514	2,660	2,514
Corporate-owned clubs:
Clubs operated at beginning of period	294	283	292	277
New clubs opened	8	6	10	12
Clubs operated at end of period	302	281	302	281
Total clubs:
Clubs operated at beginning of period	2,930	2,762	2,896	2,722
New clubs opened	33	35	71	77
Clubs debranded, sold, closed or consolidated(1)	(1)	(2)	(5)	(4)
Clubs operated at end of period	2,962	2,795	2,962	2,795
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Same club sales growth:
Franchisee-owned clubs	1.5%	7.1%	2.3%	7.2%
Corporate-owned clubs	1.8%	6.0%	2.3%	6.0%
System-wide clubs	1.5%	6.9%	2.3%	7.1%
Number of clubs in same club sales base:
Franchisee-owned clubs	2,492	2,360	2,492	2,360
Corporate-owned clubs	274	256	274	256
System-wide clubs	2,766	2,624	2,766	2,624
Total monthly dues and annual fees from members (system-wide sales)
We review the total amount of dues we bill to our members on a monthly basis, which allows us to assess changes in the performance of our corporate-owned and franchisee-owned clubs from period to period, any competitive pressures, local or regional membership traffic patterns, and general market conditions that might impact our club performance. System-wide sales is an operating measure that includes monthly membership dues and annual fee billings by franchisees that are not revenue realized by the Company in accordance with GAAP, as well as monthly membership dues and annual fee billings by the Company’s corporate-owned clubs. While the Company does not record sales by franchisees as revenue, and such sales are not included in the Company’s consolidated financial statements, the Company believes that this operating measure aids in understanding how the Company derives its royalty revenue and is important in evaluating its performance. We typically bill monthly dues on or around the 17th of every month and bill annual fees once per year to each member based upon when the member signed their membership agreement. System-wide sales were $1.3 billion during each of the three months ended September 30, 2026 and 2025, and $4.2 billion and $4.0 billion for the nine months ended September 30, 2026 and 2025, respectively.
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
Reconciliations of Non-GAAP financial measures
A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$52,247	$59,183	$171,447	$159,557
Interest income	(5,170)	(5,936)	(16,103)	(17,438)
Interest expense	34,140	26,342	100,508	78,720
Provision for income taxes	19,981	27,974	67,803	69,120
Depreciation and amortization	41,571	39,108	121,965	115,818
EBITDA	142,769	146,671	445,620	405,777
Severance costs(1)	—	—	—	649
Executive transition costs(2)	2,573	408	4,150	2,855
Loss on adjustment of allowance for credit losses on held-to-maturity investment	537	486	1,560	5,089
Dividend income on held-to-maturity investment	(636)	(594)	(1,857)	(1,733)
Insurance recovery(3)	—	—	—	(1,636)
Lease closure expenses, net(4)	—	261	—	1,328
Tax benefit arrangement remeasurement(5)	(142)	(475)	(142)	(1,769)
Gain on sale of corporate-owned clubs(6)	—	(6,443)	—	(6,443)
Gain on sale of equity method investment(7)	—	—	(12,541)	—
Amortization of basis difference of equity-method investments(8)	174	240	654	720
Other(9)	927	212	1,379	543
Adjusted EBITDA	$146,202	$140,766	$438,823	$405,380
(1) Represents severance related expenses recorded in connection with a reduction in force during the nine months ended September 30, 2025.
(2) Represents certain expenses recorded in connection with executive leadership transitions. During the three and nine months ended September 30, 2026, these amounts primarily represent costs associated with the Chief Financial Officer transitions. During the three and nine months ended September 30, 2025, these amounts primarily represent costs associated with the Chief Executive Officer transition.
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
(7) Represents a gain related to the sale of the Company’s equity method investment in Bravo Fit Holdings Pty Ltd.
(8) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(9) Represents certain other gains and charges that we do not believe reflect our underlying business performance.

A reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income and the computation of Adjusted net income per share, diluted, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$52,247	$59,183	$171,447	$159,557
Provision for income taxes	19,981	27,974	67,803	69,120
Severance costs(1)	—	—	—	649
Executive transition costs(2)	2,573	408	4,150	2,855
Loss on adjustment of allowance for credit losses on held-to-maturity investment	537	486	1,560	5,089
Dividend income on held-to-maturity investment	(636)	(594)	(1,857)	(1,733)
Insurance recovery(3)	—	—	—	(1,636)
Lease closure expenses, net(4)	—	261	—	1,328
Tax benefit arrangement remeasurement(5)	(142)	(475)	(142)	(1,769)
Gain on sale of corporate-owned clubs(6)	—	(6,443)	—	(6,443)
Gain on sale of equity method investment(7)	—	—	(12,541)	—
Amortization of basis difference of equity-method investments(8)	174	240	654	720
Other(9)	927	212	1,379	543
Purchase accounting amortization(10)	8,020	9,178	24,059	27,534
Adjusted income before income taxes	83,681	90,430	256,512	255,814
Adjusted income taxes(11)	21,757	23,421	66,693	66,256
Adjusted net income	$61,924	$67,009	$189,819	$189,558
Adjusted net income per share, diluted	$0.83	$0.80	$2.45	$2.25
Adjusted weighted-average shares outstanding, diluted(12)	75,046	84,033	77,524	84,385
(1) Represents severance related expenses recorded in connection with a reduction in force during the nine months ended September 30, 2025.
(2) Represents certain expenses recorded in connection with executive leadership transitions. During the three and nine months ended September 30, 2026, these amounts primarily represent costs associated with the Chief Financial Officer transitions. During the three and nine months ended September 30, 2025, these amounts primarily represent costs associated with the Chief Executive Officer transition.
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
(7) Represents a gain related to the sale of the Company’s equity method investment in Bravo Fit Holdings Pty Ltd.
(8) Represents the Company’s pro-rata portion of the basis difference related to intangible asset amortization expense in its equity method investees, which is included within losses from equity-method investments, net of tax on our condensed consolidated statements of operations.
(9) Represents certain other gains and charges that we do not believe reflect our underlying business performance.
(10) Represents the amount of actual non-cash amortization expense recorded, in accordance with GAAP, associated with intangible assets created in connection with historical acquisitions of franchisee-owned clubs.
(11) Represents corporate income taxes at an assumed effective tax rate of 26.0% for each of the three and nine months ended September 30, 2026 and 25.9% for each of the three and nine months ended September 30, 2025, applied to adjusted income before income taxes.
(12) Assumes the full exchange of all outstanding Holdings Units and corresponding shares of Class B common stock for shares of Class A common stock of Planet Fitness, Inc.

A reconciliation of net income per share, diluted, to Adjusted net income per share, diluted is set forth below:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$52,001	74,741	$0.70	$58,829	83,717	$0.70
Net income attributable to non-controlling interests(2)	246	305		354	316
Net income	52,247			59,183
Adjustments to arrive at adjusted income before income taxes(3)	31,434			31,247
Adjusted income before income taxes	83,681			90,430
Adjusted income taxes(4)	21,757			23,421
Adjusted net income	$61,924	75,046	$0.83	$67,009	84,033	$0.80

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands, except per share amounts)	Net income	Weighted Average Shares	Net income per share, diluted	Net income	Weighted Average Shares	Net income per share, diluted
Net income attributable to Planet Fitness, Inc.(1)	$170,637	77,212	$2.21	$158,715	84,055	$1.89
Net income attributable to non-controlling interests(2)	810	312		842	330
Net income	171,447			159,557
Adjustments to arrive at adjusted income before income taxes(3)	85,065			96,257
Adjusted income before income taxes	256,512			255,814
Adjusted income taxes(4)	66,693			66,256
Adjusted net income	$189,819	77,524	$2.45	$189,558	84,385	$2.25
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
(4) Represents corporate income taxes at an assumed effective tax rate of 26.0% for each of the three and nine months ended September 30, 2026 and 25.9% for each of the three and nine months ended September 30, 2025, applied to adjusted income before income taxes.

Results of operations
Comparison of the three months ended September 30, 2026 and three months ended September 30, 2025
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Three Months Ended September 30,
	2026		2025
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$97,829	27.2%	$92,245	27.9%
National advertising fund revenue	31,816	8.8%	21,430	6.5%
Franchise segment	129,645	36.0%	113,675	34.4%
Corporate-owned clubs	142,713	39.6%	137,833	41.7%
Equipment	87,619	24.4%	78,837	23.9%
Total revenue	359,977	100.0%	330,345	100.0%
Operating costs and expenses:
Cost of revenue	65,370	18.2%	58,155	17.6%
Club operations	84,339	23.4%	79,792	24.2%
Selling, general and administrative	34,939	9.7%	30,525	9.2%
National advertising fund expense	31,816	8.8%	21,429	6.5%
Depreciation and amortization	41,571	11.5%	39,108	11.8%
Other losses (gains), net	458	0.1%	(5,732)	(1.7)%
Total operating costs and expenses	258,493	71.7%	223,277	67.6%
Income from operations	101,484	28.3%	107,068	32.4%
Other income (expense), net:
Interest income	5,170	1.4%	5,936	1.8%
Interest expense	(34,140)	(9.5)%	(26,342)	(8.0)%
Other income, net	315	0.1%	1,067	0.3%
Total other expense, net	(28,655)	(8.0)%	(19,339)	(5.9)%
Income before income taxes	72,829	20.3%	87,729	26.5%
Provision for income taxes	19,981	5.6%	27,974	8.5%
Losses from equity-method investments, net of tax	(601)	(0.2)%	(572)	(0.2)%
Net income	52,247	14.5%	59,183	17.8%
Less net income attributable to non-controlling interests	246	0.1%	354	0.1%
Net income attributable to Planet Fitness, Inc.	$52,001	14.4%	$58,829	17.7%
Revenue
Total revenue was $360.0 million for the three months ended September 30, 2026, compared to $330.3 million for the three months ended September 30, 2025, an increase of $29.6 million, or 9.0%.
Franchise segment revenue was $129.6 million for the three months ended September 30, 2026, compared to $113.7 million for the three months ended September 30, 2025, an increase of $16.0 million, or 14.0%.
Franchise revenue was $97.8 million for the three months ended September 30, 2026, compared to $92.2 million for the three months ended September 30, 2025, an increase of $5.6 million, or 6.1%. Included in franchise revenue are the following:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Royalty revenue	$81,304	$77,369	$3,935	5.1%
Franchise and other fees	10,517	9,421	1,096	11.6%
Placement revenue	6,008	5,455	553	10.1%
Total franchise revenue	$97,829	$92,245	$5,584	6.1%

Of the $3.9 million increase in royalty revenue, $2.4 million was attributable to new clubs opened since July 1, 2025 before moving into the same club sales base and $1.5 million was attributable to a franchise same club sales increase of 1.5%. The $1.1 million increase in franchise and other fees was primarily attributable to higher ADA fee revenue and the $0.6 million increase in placement revenue was primarily driven by higher replacement equipment placements.
NAF revenue was $31.8 million for the three months ended September 30, 2026, compared to $21.4 million for the three months ended September 30, 2025, an increase of $10.4 million, or 48.5%. This increase was primarily attributable to a 1% rate increase to NAF contributions from 2% to 3% for 2026, higher same club sales and new clubs opened since July 1, 2025.
Corporate-owned clubs segment revenue was $142.7 million for the three months ended September 30, 2026, compared to $137.8 million for the three months ended September 30, 2025, an increase of $4.9 million, or 3.5%. This increase was primarily attributable to $4.1 million from new clubs opened since July 1, 2025 before moving into the same club sales base and $3.4 million from the corporate-owned clubs included in the same club sales base, primarily attributable to a same club sales increase of 1.8%. This increase was partially offset by $2.5 million of lower revenue attributable to the sale of eight clubs located in California to a franchisee in August 2025.
Equipment segment revenue was $87.6 million for the three months ended September 30, 2026, compared to $78.8 million for the three months ended September 30, 2025, an increase of $8.8 million, or 11.1%. This increase was primarily attributable to $9.6 million of higher revenue from equipment sales to existing franchisee-owned clubs, partially offset by $0.8 million of lower revenue from equipment sales to new franchisee-owned clubs. In the three months ended September 30, 2026, we had equipment sales to 21 new franchisee-owned clubs compared to 27 in the same period last year.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $65.4 million for the three months ended September 30, 2026, compared to $58.2 million for the three months ended September 30, 2025, an increase of $7.2 million, or 12.4%. This increase was primarily attributable to higher equipment sales to existing franchisee-owned clubs, partially offset by lower equipment sales to new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $84.3 million for the three months ended September 30, 2026, compared to $79.8 million for the three months ended September 30, 2025, an increase of $4.5 million, or 5.7%. This increase was primarily attributable to $5.9 million from new clubs opened since July 1, 2025 before moving into the same club sales base, partially offset by $1.4 million of lower club operations expense attributable to the sale of eight clubs located in California to a franchisee in August 2025.
Selling, general and administrative
Selling, general and administrative expenses were $34.9 million for the three months ended September 30, 2026, compared to $30.5 million for the three months ended September 30, 2025, an increase of $4.4 million, or 14.5%. This increase was primarily attributable to higher payroll and severance related expenses attributed to the executive leadership transition and higher operational expenses.
National advertising fund expense
NAF expense was $31.8 million for the three months ended September 30, 2026, compared to $21.4 million for the three months ended September 30, 2025, an increase of $10.4 million, or 48.5%. This increase was primarily attributable to higher advertising and marketing expenditures due to higher national advertising revenue as described above.
Depreciation and amortization
Depreciation and amortization expense was $41.6 million for the three months ended September 30, 2026, compared to $39.1 million for the three months ended September 30, 2025, an increase of $2.5 million, or 6.3%. This increase was primarily attributable to an increase in depreciation expense, primarily from new clubs opened since July 1, 2025, partially offset by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the current year period.
Other losses (gains), net
Other losses (gains), net was a $0.5 million loss for the three months ended September 30, 2026, compared to a $5.7 million gain for the three months ended September 30, 2025. The prior year period amount is primarily attributable to the gain recognized on the sale of eight clubs located in California to a franchisee in August 2025.

Interest income
Interest income was $5.2 million for the three months ended September 30, 2026, compared to $5.9 million for the three months ended September 30, 2025, a decrease of $0.8 million, or 12.9%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $34.1 million for the three months ended September 30, 2026, compared to $26.3 million for the three months ended September 30, 2025, an increase of $7.8 million, or 29.6%. This increase was primarily due to a higher principal balance and blended interest rate on our indebtedness related to the issuance of senior secured notes in December 2025 and the draw down on one of our variable funding notes in the current year period.
Other income, net
Other income, net was a $0.3 million income for the three months ended September 30, 2026, compared to a $1.1 million income for the three months ended September 30, 2025. This decrease in other income, net was primarily attributable to a gain on the remeasurement of our tax benefit arrangements in the prior year period due to changes in our deferred state tax rate.
Provision for income taxes
Income tax expense was $20.0 million for the three months ended September 30, 2026, compared to $28.0 million for the three months ended September 30, 2025, a decrease of $8.0 million, or 28.6%. This decrease is primarily attributable to higher income before taxes as a result of the gain recognized on the sale of eight clubs located in California to a franchisee in August 2025.
The Company’s effective tax rate was 27.4% for the three months ended September 30, 2026, compared to 31.9% for the three months ended September 30, 2025. This decrease is primarily attributable to the gain recognized on the sale of eight clubs in the prior year period, described above.
Losses from equity-method investments
Losses from equity-method investments were $0.6 million for each of the three months ended September 30, 2026 and 2025.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $86.8 million for the three months ended September 30, 2026, compared to $82.4 million for the three months ended September 30, 2025, an increase of $4.5 million, or 5.4%. This increase was primarily attributable to higher franchise revenue of $5.6 million, partially offset by $0.5 million of higher selling, general and administrative expense and $0.4 million of higher cost of revenue attributable to higher replacement equipment placements, as described above.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $53.5 million for the three months ended September 30, 2026, compared to $53.7 million for the three months ended September 30, 2025, a decrease of $0.2 million, or 0.4%. This decrease in Adjusted EBITDA was primarily attributable to $1.9 million of higher operational expenses from new clubs opened since July 1, 2025 before moving into the same club sales base and $1.0 million of lower Adjusted EBITDA attributable to the eight clubs located in California that the Company sold to a franchisee in August 2025, partially offset by $3.3 million of higher Adjusted EBITDA from clubs included in the same club sales base and $0.4 million of higher selling, general and administrative expense.
Equipment
Equipment Segment Adjusted EBITDA was $25.5 million for the three months ended September 30, 2026, compared to $23.7 million for the three months ended September 30, 2025, an increase of $1.8 million, or 7.7%. This increase was primarily attributable to higher replacement equipment sales to existing franchisee-owned clubs, partially offset by lower equipment sales to new franchisee-owned clubs, as described above.

Comparison of the nine months ended September 30, 2026 and nine months ended September 30, 2025
The following table sets forth a comparison of our condensed consolidated statements of operations in dollars and as a percentage of total revenue:

	Nine Months Ended September 30,
	2026		2025
(in thousands)	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue:
Franchise	$302,934	28.5%	$282,362	29.8%
National advertising fund revenue	96,956	9.1%	66,151	7.0%
Franchise segment	399,890	37.6%	348,513	36.8%
Corporate-owned clubs	427,197	40.2%	410,491	43.3%
Equipment	235,349	22.2%	188,882	19.9%
Total revenue	1,062,436	100.0%	947,886	100.0%
Operating costs and expenses:
Cost of revenue	175,206	16.5%	140,063	14.8%
Club operations	254,231	23.9%	238,909	25.2%
Selling, general and administrative	103,495	9.7%	100,343	10.6%
National advertising fund expense	96,956	9.1%	66,150	7.0%
Depreciation and amortization	121,965	11.5%	115,818	12.2%
Other gains, net	(13,383)	(1.3)%	(2,069)	(0.2)%
Total operating costs and expenses	738,470	69.4%	659,214	69.6%
Income from operations	323,966	30.6%	288,672	30.4%
Other income (expense), net:
Interest income	16,103	1.5%	17,438	1.8%
Interest expense	(100,508)	(9.5)%	(78,720)	(8.3)%
Other income, net	1,376	0.1%	3,292	0.3%
Total other expense, net	(83,029)	(7.9)%	(57,990)	(6.2)%
Income before income taxes	240,937	22.7%	230,682	24.2%
Provision for income taxes	67,803	6.4%	69,120	7.3%
Losses from equity-method investments, net of tax	(1,687)	(0.2)%	(2,005)	(0.2)%
Net income	171,447	16.1%	159,557	16.7%
Less net income attributable to non-controlling interests	810	0.1%	842	0.1%
Net income attributable to Planet Fitness, Inc.	$170,637	16.0%	$158,715	16.6%
Revenue
Total revenue was $1,062.4 million for the nine months ended September 30, 2026, compared to $947.9 million for the nine months ended September 30, 2025, an increase of $114.6 million, or 12.1%.
Franchise segment revenue was $399.9 million for the nine months ended September 30, 2026, compared to $348.5 million for the nine months ended September 30, 2025, an increase of $51.4 million, or 14.7%.
Franchise revenue was $302.9 million for the nine months ended September 30, 2026, compared to $282.4 million for the nine months ended September 30, 2025, an increase of $20.6 million, or 7.3%. Included in franchise revenue are the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Royalty revenue	$251,449	$236,780	$14,669	6.2%
Franchise and other fees	35,249	31,509	3,740	11.9%
Placement revenue	16,194	13,827	2,367	17.1%
HVAC revenue	42	246	(204)	(82.9)%
Total franchise revenue	$302,934	$282,362	$20,572	7.3%

Of the $14.7 million increase in royalty revenue, $7.1 million was attributable to new clubs opened since January 1, 2025 before moving into the same club sales base, $6.0 million was attributable to a franchise same club sales increase of 2.3%, and $1.6 million was from higher royalties on annual fees. The $3.7 million increase in franchise and other fees was primarily attributable to higher ADA fee and “PF Perks” revenue and the $2.4 million increase in placement revenue was primarily driven by higher replacement equipment placements.
NAF revenue was $97.0 million for the nine months ended September 30, 2026, compared to $66.2 million for the nine months ended September 30, 2025, an increase of $30.8 million, or 46.6%. This increase was primarily attributable to a 1% rate increase to NAF contributions from 2% to 3% for 2026, higher same club sales and new clubs opened since January 1, 2025.
Corporate-owned clubs segment revenue was $427.2 million for the nine months ended September 30, 2026, compared to $410.5 million for the nine months ended September 30, 2025, an increase of $16.7 million, or 4.1%. This increase was primarily attributable to $15.1 million from the corporate-owned clubs in the same club sales base, including $10.6 million attributable to a same club sales increase of 2.3% and $4.7 million attributable to other fees. Additionally, $14.0 million was from new clubs opened since January 1, 2025 before moving into the same club sales base. This increase was partially offset by $12.3 million of lower revenue attributable to the sale of eight clubs located in California to a franchisee in August 2025.
Equipment segment revenue was $235.3 million for the nine months ended September 30, 2026, compared to $188.9 million for the nine months ended September 30, 2025, an increase of $46.5 million, or 24.6%. This increase was primarily attributable to $43.2 million of higher revenue from equipment sales to existing franchisee-owned clubs and $3.2 million of higher revenue from equipment sales to new franchisee-owned clubs. In the each of the nine months ended September 30, 2026 and 2025, we had equipment sales to 56 new franchisee-owned clubs.
Cost of revenue
Cost of revenue, which primarily relates to our equipment segment, was $175.2 million for the nine months ended September 30, 2026, compared to $140.1 million for the nine months ended September 30, 2025, an increase of $35.1 million, or 25.1%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above.
Club operations
Club operations expense, which relates to our corporate-owned clubs segment, was $254.2 million for the nine months ended September 30, 2026, compared to $238.9 million for the nine months ended September 30, 2025, an increase of $15.3 million, or 6.4%. This increase was primarily attributable to $15.6 million from new clubs opened since January 1, 2025 before moving into the same club sales base and $7.9 million from clubs included in our same club sales base, both as a result of higher payroll, occupancy and marketing related expenses. This increase was partially offset by $8.2 million of lower club operations expense attributable to the sale of eight clubs located in California to a franchisee in August 2025.
Selling, general and administrative
Selling, general and administrative expenses were $103.5 million for the nine months ended September 30, 2026, compared to $100.3 million for the nine months ended September 30, 2025, an increase of $3.2 million, or 3.1%. This increase was primarily attributable to higher payroll and severance related expenses attributed to the executive leadership transition partially offset by lower costs relating to consulting and marketing.
National advertising fund expense
NAF expense was $97.0 million for the nine months ended September 30, 2026, compared to $66.2 million for the nine months ended September 30, 2025, an increase of $30.8 million, or 46.6%. This increase was primarily a result of higher advertising and marketing expenditures due to higher national advertising revenue, as described above.
Depreciation and amortization
Depreciation and amortization expense was $122.0 million for the nine months ended September 30, 2026, compared to $115.8 million for the nine months ended September 30, 2025, an increase of $6.1 million, or 5.3%. This increase was primarily attributable to an increase in depreciation expense primarily from new clubs opened since January 1, 2025, partially offset by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the current year period.

Other gains, net
Other gains, net was a $13.4 million gain for the nine months ended September 30, 2026, compared to a $2.1 million gain for the nine months ended September 30, 2025. The current year period amount is primarily attributable to a gain recognized on the sale of our equity method investment in Australia and on fees received in connection with the transfer of clubs between franchisee groups, partially offset by an allowance for expected credit losses on the Company’s held-to-maturity debt security. The prior year period amount is primarily attributable to a gain on the sale of corporate-owned clubs and a gain on insurance proceeds, partially offset by an allowance for expected credit losses on the Company’s held-to-maturity debt security and costs incurred on the closure of the Company’s Florida Corporate Support Center located in Orlando, Florida.
Interest income
Interest income was $16.1 million for the nine months ended September 30, 2026, compared to $17.4 million for the nine months ended September 30, 2025, a decrease of $1.3 million, or 7.7%.
Interest expense
Interest expense primarily consists of interest on long-term debt as well as the amortization of deferred financing costs.
Interest expense was $100.5 million for the nine months ended September 30, 2026, compared to $78.7 million for the nine months ended September 30, 2025, an increase of $21.8 million, or 27.7%. This increase was primarily attributable to a higher principal balance and blended interest rate on our indebtedness related to the issuance of the 2025 Notes in December 2025 and draw down on the Variable Funding Notes in the current year period.
Other income, net
Other income, net was $1.4 million for the nine months ended September 30, 2026, compared to $3.3 million for the nine months ended September 30, 2025. This decrease in other income was primarily attributable to a gain on the remeasurement of our tax benefit arrangements in the prior year period due to changes in our deferred state tax rate.
Provision for income taxes
Income tax expense was $67.8 million for the nine months ended September 30, 2026, compared to $69.1 million for the nine months ended September 30, 2025, a decrease of $1.3 million, or 1.9%. This decrease is primarily attributable to lower income before taxes as a result of the gain on the sale of eight clubs located in California to a franchisee in the prior year period exceeding the gain recognized on the sale of our equity method investment in Australia in the current year period
The Company’s effective tax rate was 28.1% for the nine months ended September 30, 2026, compared to 30.0% for the nine months ended September 30, 2025. The decrease in the effective income tax rate was primarily attributable to the remeasurement of deferred tax assets and a higher gain in the prior year period, as described above, partially offset by increased valuation allowance in the current year period.
Losses from equity-method investments
Losses from equity-method investments were $1.7 million for the nine months ended September 30, 2026, compared to $2.0 million for the nine months ended September 30, 2025, a decrease of $0.3 million.
Segment results
Franchise
Franchise Segment Adjusted EBITDA was $273.3 million for the nine months ended September 30, 2026, compared to $253.7 million for the nine months ended September 30, 2025, an increase of $19.5 million, or 7.7%. This increase was primarily attributable to higher franchise revenue of $20.6 million, and higher other gains, net of $2.1 million, partially offset by $2.0 million of higher selling, general and administrative expense and $1.0 million of higher cost of revenue attributable to higher replacement equipment placements, as described above.
Corporate-owned clubs
Corporate-owned clubs Segment Adjusted EBITDA was $157.5 million for the nine months ended September 30, 2026, compared to $156.2 million for the nine months ended September 30, 2025, an increase of $1.3 million, or 0.8%. This Adjusted EBITDA increase was primarily attributable to $7.2 million from clubs included in the same club sales base, partially offset by $3.9 million of lower Adjusted EBITDA attributable to the sale of eight clubs located in California to a franchisee in August 2025 and $1.9 million of higher operational expenses from new clubs opened since January 1, 2025 before moving into the same club sales base.

Equipment
Equipment Segment Adjusted EBITDA was $69.3 million for the nine months ended September 30, 2026, compared to $57.6 million for the nine months ended September 30, 2025, an increase of $11.7 million, or 20.4%. This increase was primarily attributable to higher equipment sales to existing and new franchisee-owned clubs, as described above.
Liquidity and capital resources
As of September 30, 2026, we had $310.2 million of cash and cash equivalents, $90.3 million of short-term marketable securities, $41.8 million of long-term marketable securities and $72.8 million of restricted cash.
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
Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$303,889	$309,361
Investing activities	(83,298)	(106,041)
Financing activities	(248,976)	(169,586)
Effect of foreign exchange rates on cash	(572)	2,000
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,957)	$35,734
Operating activities
Net cash provided by operating activities of $303.9 million for the nine months ended September 30, 2026 was primarily attributable to $331.9 million of net income after adjustments to reconcile net income to net cash provided by operating activities and a $28.0 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the current year period, a decrease in accounts payable and accrued expenses and an increase in accounts receivable. The working capital cash outflow was partially offset by increase in equipment deposits, an increase in deferred revenue primarily from increased annual fee billing and NAF revenue, an increase in lease liabilities net of right-of-use assets primarily from new corporate-owned clubs in 2026, and an increase in income taxes payable due to the timing of tax payments.
Net cash provided by operating activities of $309.4 million for the nine months ended September 30, 2025 was primarily attributable to $337.3 million of net income after adjustments to reconcile net income to net cash provided by operating activities and a $28.0 million working capital cash outflow. The working capital cash outflow was primarily attributable to a decrease in the tax benefit arrangement liability as a result of payments made during the period, a decrease in income taxes payable and a decrease in accounts payable and accrued expenses. The working capital cash outflow was partially offset by an increase in lease liabilities net of right-of-use assets primarily from new corporate-owned clubs in 2025, an increase in equipment deposits, a decrease in accounts receivable primarily from collections in 2025 and an increase in deferred revenue primarily from increased annual fee billing and NAF revenue.
Investing activities
For the nine months ended September 30, 2026, net cash used in investing activities was $83.3 million compared to $106.0 million in the nine months ended September 30, 2025, a decrease of $22.7 million. This decrease was primarily attributable to lower purchases of marketable securities, net of maturities of $74.2 million and proceeds from the sale of an equity-method investment of $24.3 million, partially offset by higher capital expenditures of $35.4 million, proceeds from the sale of corporate-owned clubs of $21.6 million in the prior year period, and higher issuance of note receivables to related parties of $18.0 million. Capital expenditures for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
New corporate-owned clubs	$54,326	$47,183
Existing corporate-owned clubs	76,408	52,058
Information systems	13,011	9,602
Corporate and all other	5,198	4,734
Total capital expenditures	$148,943	$113,577
Financing activities
For the nine months ended September 30, 2026, net cash used in financing activities was $249.0 million compared to $169.6 million in the nine months ended September 30, 2025, an increase of $79.4 million. This increase was primarily attributable to a $152.4 million increase in cash used for share repurchases in the current year, partially offset by $75.0 million of borrowings under the Variable Funding Notes.
Securitized Financing Facility
Planet Fitness Master Issuer LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of Pla-Fit Holdings, LLC, is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in August 2018.
In February 2022 and December 2025, the Master Issuer issued the Series 2022-1 Class A-1 Notes (the “2022 Variable Funding Notes”) and the Series 2025-1 Class A-1 Notes (the “2025 Variable Funding Notes” and together with the 2022 Variable Funding Notes, the “Variable Funding Notes”), respectively, each of which allow for the drawing of up to $75 million of Variable Funding Notes, including letters of credit facilities. As of September 30, 2026, the 2022 Variable Funding Notes are undrawn while the 2025 Variable Funding Notes are fully drawn. The proceeds from the 2025 Variable Funding Notes were used to partially fund share repurchases made during the three months ended September 30, 2026.
There were no material changes to the terms of any debt obligations in the nine months ended September 30, 2026. The Company was in compliance with its debt covenants as of September 30, 2026. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.
Off-balance sheet arrangements
As of September 30, 2026, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees up to a maximum period of ten years with earlier expiration dates possible if certain conditions are met. Our maximum total obligation under these lease guarantee agreements is approximately $3.1 million and would require payment only upon default by the primary obligor. The estimated fair value of these guarantees as of September 30, 2026 was not material, and no accrual has been recorded for our potential obligation under these arrangements.
Critical accounting policies and use of estimates
There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no significant changes to the Company’s market risk during the three months ended September 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s exposure to market risk.
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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors
Refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases of shares of our Class A common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2026.

	Issuer Purchases of Equity Securities
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
7/31/2026	—	—	—	$249,973,513
8/31/2026	1,028,217	48.63	1,028,217	$199,973,567
9/30/2026	—	—	—	$199,973,567
Total	1,028,217	$48.63	1,028,217
(1) Average price paid per share includes any broker commissions, but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
(2) On December 15, 2025, the Company’s board of directors conditionally approved a share repurchase program of up to $500 million, which became effective on January 12, 2026. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit number	Exhibit Description	Filed herewith	Form	File No.	Exhibit	Filing date

10.1	Amended and Restated Planet Fitness, Inc. Non-Employee Director Compensation Program	X

10.2	Amended and Restated Planet Fitness, Inc. 2018 Employee Stock Purchase Plan	X

10.3	Form of Restricted Stock Unit or Performance Stock Unit Award Agreement	X

10.4	Amended and Restated Executive Severance & Change in Control Policy	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) tagged as blocks of text and including detailed tags, as follows:
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

Planet Fitness, Inc.
(Registrant)

Date: November 5, 2026	/s/ Sudhanshu Priyadarshi
Sudhanshu Priyadarshi
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)